Form 10-Q
period 2020-09-30
HF Enterprises Inc.
filed 2020-12-29
CIK 1750106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

001-39732
Commission File Number

HF Enterprises Inc.
(Exact name of registrant as specified in its charter)

NEVADA	83-1079861
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 210, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

301-971-3940
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	HFEN	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of December 29, 2020, there were 8,570,000 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

HF Enterprises Inc.

Table of Contents
For the Nine Months Ended September 30, 2020 and 2019

HF Enterprises Inc.
Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
Assets:	( Unaudited)
Current Assets:
Cash	$8,754,202	$2,774,587
Restricted Cash	4,235,274	4,447,678
Account Receivables, Net	56,191	170,442
Other Receivables	369,888	681,677
Note Receivables - Related Parties	209,398	-
Prepaid Expenses	1,902,079	145,186
Inventory	63,455	116,698
Investment in Securities at Fair Value	59,745,321	3,015,698
Investment in Securities at Cost	236,756	200,128
Investment in Securities at Equity Method	2,245	-
Deposits	50,539	48,717
Current Assets from Discontinued Operations	-	139,431
Total Current Assets	75,625,348	11,740,242

Real Estate
Properties under Development	24,990,366	23,884,704
Operating Lease Right-Of-Use Asset	546,519	146,058
Deposit	234,134	21,491
Property and Equipment, Net	77,663	80,285
Total Assets	$101,474,030	$35,872,780

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$4,812,881	$3,995,001
Advance from Related Party	710,524	-
Accrued Interest - Related Parties	33,828	834,536
Deferred Revenue	3,046,687	258,594
Builder Deposits	1,661,303	890,069
Operating Lease Liability	339,849	58,865
Notes Payable	228,468	157,105
Notes Payable- Related Parties	160,000	410,000
Accumulated Losses on Equity Method Investment	231,418	-
Income Tax Payable	249,698	420,327
Current Liabilities From Discontinued Operations	-	7,021
Total Current Liabilities	11,474,656	7,031,518
Long-Term Liabilities:
Builder Deposits	147,444	1,555,200
Operating Lease Liability	202,038	91,330
Note Payable, Net of Debt Discount	619,329	-
Notes Payable - Related Parties	2,056,183	4,971,401
Total Liabilities	14,499,650	13,649,449

Stockholders' Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, none issued
Common Stock, $0.001 par value; 20,000,000 shares authorized;
6,400,000 shares issued and outstanding on September 30, 2020
and 10,001,000 shares issued and outstanding on December 31, 2019	6,400	10,001
Additional Paid In Capital	94,053,568	54,263,717
Accumulated Deficit	(49,803,606)	(40,494,115)
Accumulated Other Comprehensive Income	1,045,584	1,468,269
Total Stockholders' Equity	45,301,946	15,247,872
Non-controlling Interests	41,672,434	6,975,459
Total Stockholders' Equity	86,974,380	22,223,331

Total Liabilities and Stockholders' Equity	$101,474,030	$35,872,780

See accompanying notes to condensed consolidated financial statements.

HF Enterprises Inc.
Condensed Consolidated Statements of Operations and Other Comprehensive Loss
For the Three and Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Property Sales	$2,146,992	$4,938,017	$7,148,786	$21,509,197
Biohealth Product Sales	1,931	360,351	31,133	1,406,951
Others	-	8,495	-	28,350
Total Revenue	2,148,923	5,306,863	7,179,919	22,944,498
Operating Expenses
Cost of Sales	1,616,377	4,130,484	5,609,303	19,177,800
General and Administrative	798,186	1,445,678	4,196,939	4,330,751
Impairment of Real Estate	-	-	-	3,938,769
Total Operating Expenses	2,414,563	5,576,162	9,806,242	27,447,320

Loss From Continuing Operations	(265,640)	(269,299)	(2,626,323)	(4,502,822)

Other Income (Expense)
Interest Income	2,504	16,440	14,995	44,021
Interest Expense	(19,825)	(86,347)	(160,341)	(286,805)
Gain on Disposal of Subsidiary	-	-	-	299,255
Gain on Deconsolidation	53,200,752	-	53,200,752	-
Loss on Consolidation	(21,909,596)		(21,909,596)
Foreign Exchange Transaction Gain (Loss)	(415,203)	757,068	960,268	438,608
Unrealized (Loss) Gain on Securities Investment	(43,761,763)	507,727	(42,169,116)	(146,470)
Loss on Investment on Security by Equity Method	(52,392)	-	(193,132)	(30,166)
Other Income	8,563	2,887	52,847	38,993
Total Other Income (Expense)	(12,946,960)	1,197,775	(10,203,323)	357,436

Net (Loss) Income from Continuing Operations Before Income Taxes	(13,212,600)	928,476	(12,829,646)	(4,145,386)

Income Tax Expense from Continuing Operations	(74,106)	-	(188,759)	-

Net (Loss) Income from Continuing Operations	(13,286,706)	928,476	(13,018,405)	(4,145,386)

Loss from Discontinued Operations, Net of Tax	(56,053)	(128,554)	(417,438)	(388,931)
Net Loss	(13,342,758)	799,922	(13,435,843)	(4,534,317)

Net (Loss) Income Attributable to Non-Controlling Interest	(3,505,919)	36,181	(4,126,352)	(1,437,202)

Net (Loss) Income Attributable to Common Stockholders	$(9,836,839)	$763,741	$(9,309,491)	$(3,097,115)

Other Comprehensive Income (Loss), Net
Unrealized Gain on Securities Investment	29,123	(53,681)	29,639	(36,747)
Foreign Currency Translation Adjustment	462,064	(584,561)	(585,085)	(325,518)
Comprehensive Loss	(12,851,571)	161,680	(13,991,289)	(4,896,582)

Comprehensive Loss Attributable to Non-controlling Interests	(3,276,947)	(160,972)	(4,190,100)	(1,549,106)

Comprehensive Income (Loss) Attributable to Common Stockholders	$(9,574,624)	$322,652	$(9,801,189)	$(3,347,476)

Net Income (Loss) Per Share - Basic and Diluted
Continuing Operations	$(1.53)	$0.08	$(1.07)	$(0.31)
Discontinued Operations	$(0.01)	$-	$(0.03)	$(0.00)
Net (Loss) Income Per Share	$(1.54)	$0.08	$(1.10)	$(0.31)

Weighted Average Common Shares Outstanding - Basic and Diluted	6,400,000	10,001,000	8,712,081	10,001,000

See accompanying notes to condensed consolidated financial statements.

HF Enterprises Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2020
 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Stockholders Equity

Balance at January 1, 2020			10,001,000	$10,001	$54,263,717	$1,468,269	$(40,494,115)	$6,975,459	$22,223,331

Subsidiary's Issuance of Stock					96,042			50,811	146,853

Proceeds from Selling Subsidiary Equity					3,270			1,730	5,000

Change in Unrealized Loss on Investment						(8,240)		(4,359)	(12,599)

Foreign Currency Translations						(1,094,810)		(579,211)	(1,674,021)

Distribution to Non-Controlling Shareholder								(197,400)	(197,400)

Net Income							1,447,666	567,985	2,015,651

Balance at March 31, 2020			10,001,000	$10,001	$54,363,029	$365,219	$(39,046,449)	$6,815,015	$22,506,815

Cancellation of Outstanding Stock			(3,601,000)	(3,601)	3,601				-

Subsidiary's Issuance of Stock					1,262,990			770,156	2,033,146

Change in Minority Interest					(445,936)	(18,317)		464,253	-

Proceeds from Selling Subsidiary Equity					16,959			10,341	27,300

Change in Unrealized Gain on Investment						8,147		4,968	13,115

Foreign Currency Translations						389,413		237,459	626,872

Net Loss							(920,318)	(1,188,418)	(2,108,736)

Balance at June 30, 2020			6,400,000	$6,400	$55,200,643	$744,462	$(39,966,767)	$7,113,774	$23,098,512

Subsidiary's Issuance of Stock					5,494,373			5,270,464	10,764,837

Proceeds from Selling Subsidiary Equity					74,008			70,992	145,000

Change in Minority Interest					(989,342)	50,420		(394,507)	(1,333,429)

Stock Exchange with Related Party					34,273,886			32,877,145	67,151,031

Change in Unrealized Gain on Investment						14,865		14,258	29,123

Foreign Currency Translations						235,837		226,227	462,064

Net Loss							$(9,836,839)	$(3,505,919)	$(13,342,758)

Balance at September 30, 2020			6,400,000	$6,400	$94,053,568	$1,045,584	$(49,803,606)	$41,672,434	$86,974,380

HF Enterprises Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2019
 (Unaudited)

	Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-Controlling Interests	Total Stockholders Equity
Balance at January 1, 2019			10,001,000	$10,001	$53,717,424	$1,582,788	$(35,263,650)	$9,155,051	$29,201,614

Proceeds from Selling Subsidiary Equity					127,508			56,992	184,500

Change in Unrealized Gain on Investment						11,681		5,221	16,902

Foreign Currency Translations						74,262		33,194	107,456

Net Income							344,151	50,766	394,917

Balance at March 31, 2019			10,001,000	$10,001	$53,844,932	$1,668,731	$(34,919,499)	$9,301,224	$29,905,389

Proceeds from Selling Subsidiary Equity					10,367			4,633	15,000

Change in Unrealized Gain on Investment						22		10	32

Foreign Currency Translations						104,762		46,825	151,587

Distribution to Non-Controlling Shareholder								(740,250)	(740,250)

Net Loss							(4,205,007)	(1,524,149)	(5,729,156)

Balance at June 30, 2019			10,001,000	$10,001	$53,855,299	$1,773,515	$(39,124,506)	$7,088,293	$23,602,602

Proceeds from Selling Subsidiary Equity					20,733			9,267	30,000

Change in Unrealized Loss on Investment						(37,099)		(16,582)	(53,681)

Foreign Currency Translations						(403,990)		(180,571)	(584,561)

Net Income							763,741	36,181	799,922

Balance at September 30, 2019			10,001,000	$10,001	$53,876,032	$1,332,426	$(38,360,765)	$6,936,588	$23,794,282

See accompanying notes to condensed consolidated financial statements.

HF Enterprises Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2020 and 2019
(Unaudited)

	2020	2019

Cash Flows from Operating Activities
Net Loss from Continuing Operations	$(13,018,405)	$(4,145,386)
Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Provided (Used in) by Operating Activities:
Depreciation	15,225	20,697
Amortization of Right -Of - Use Asset	182,120	55,726
Amortization of Debt Discount	9,217	-
Gain on Disposal of Subsidiary	-	(299,255)
Share-based Compensation	1,584,412	-
Foreign Exchange Transaction Gain	(960,268)	(438,608)
Unrealized Loss on Securities Investment	42,169,116	146,470
Loss on Equity Method Investment	193,132	-
Gain from Deconsolidation	(53,200,752)
Loss from Consolidation	21,909,596
Impairment of Real Estate	-	3,938,769
Changes in Operating Assets and Liabilities
Real Estate	(544,419)	12,565,198
Trade Receivables	454,109	(125,855)
Prepaid Expense	(1,801,795)	9,542
Deferred Revenue	2,747,121	(36,467)
Inventory	55,486	(21,253)
Accounts Payable and Accrued Expenses	1,534,838	(1,130,721)
Accrued Interest - Related Parties	(788,748)	275,245
Operating Lease Liability	(221,838)	(62,707)
Builder Deposits	(636,522)	(1,340,086)
Income Tax Payable	(170,630)	-
Net Cash (Used in) Provided by Continuing Operating Activities	(489,005)	9,411,309
Net Cash Used in Discontinued Operating Activities	(522,435)	(446,409)
Net Cash (Used in) Provided by Operating Activities	(1,011,440)	8,964,900

Cash Flows From Investing Activities
Purchase of Fixed Assets	(10,133)	-
Proceeds from Global Opportunity Fund Liquidation	301,976	-
Purchase of Investments	(158,667)	-
Promissory Note to Related Party	(200,000)	-
Net Cash Provided by (Used in) Continuing Investing Activities	(66,824)	-
Net Cash from Discontinued Investing Activities	-	(36,000)
Net Cash Provided by (Used in) Investing Activities	(66,824)	(36,000)

Cash Flows From Financing Activities
Proceeds from Exercise of Subsidiary Warrants	10,764,837	-
Proceeds from Sale of Subsidiary Shares	177,300	229,500
Borrowings	738,783	-
Financing Fee	(82,062)	-
Repayments of Note Payable	(250,000)	(13,899)
Distribution to Minority Shareholder	(197,400)	(740,250)
Repayment to Notes Payable - Related Parties	(4,450,572)	(2,507,840)
Net Cash Provided by (Used in) Continuing Financing Activities	6,700,886	(3,032,489)
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	6,700,886	(3,032,489)

Net Increase in Cash and Restricted Cash	5,622,622	5,896,411
Effects of Foreign Exchange Rates on Cash	35,858	9,287

Cash and Restricted Cash - Beginning of Year	7,330,996	5,508,198
Cash and Restricted Cash- End of Period	$12,989,476	$11,413,896

Supplementary Cash Flow Information
Cash Paid for Interest	$13,843	$4,663

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Amortization of Debt Discount Capitalized	$-	$381,823
Stock Acquired by disposal of a Subsidiary	$67,208,173	$-

See accompanying notes to condensed consolidated financial statements.

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

HF Enterprises Inc. (the “Company” or “HFE”) was incorporated in the State of Delaware on March 7, 2018 and 1,000 shares of common stock was issued to Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company. HFE is a diversified holding company principally engaged in property development, digital transformation technology, biohealth and other related business activities with operations in the United States, Singapore, Hong Kong, Australia and South Korea. The Company manages its principal businesses primarily through its subsidiary, Alset International Limited (“Alset International”, f.k.a. Singapore eDevelopment Limited), a company publicly traded on the Singapore Stock Exchange.

On October 1, 2018, Chan Heng Fai transferred his 100% interest in Hengfai International Pte. Ltd. (“Hengfai International”) to HF Enterprises Inc. in exchange for 8,500,000 shares of the Company’s common stock. Hengfai International holds a 100% interest in Hengfai Business Development Pte. Ltd. (“Hengfai Business Development”). Both Hengfai International and Hengfai Business Development are holding companies with no business operations. On September 30, 2020, the Company held 791,150,294 shares and 359,834,471 warrants of Alset International, which is the primary operating company of HFE. The Company held 761,150,294 shares and 359,834,471 warrants of Alset International on December 31, 2019. On September 30, 2020 and December 31, 2019, the Company’s ownership of Alset International was 51.04% and 69.08%, respectively.

Also, on October 1, 2018, Chan Heng Fai transferred his 100% ownership interest in Heng Fai Enterprises Pte. Ltd. (“Heng Fai Enterprises”) and Global eHealth Limited (“Global eHealth”) to HF Enterprises Inc. in exchange for 500,000 and 1,000,000 shares of the Company’s common stock, respectively.

The contributions to HFE on October 1, 2018 of Hengfai International, Heng Fai Enterprises, and Global eHealth from Chan Heng Fai represented transactions under common control.

On June 24, 2020, HFE Holdings Limited surrendered 3,600,000 shares of our common stock to the treasury of our Company, and Chan Heng Fai surrendered 1,000 shares of our common stock to the treasury of our Company, and all such shares were cancelled.

The Company has four operating segments based on the products and services offered. These include our three principal businesses – property development, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities.

Property Development

The Company’s property development segment is comprised of LiquidValue Development Inc. ("LiquidValue Development") and SeD Perth Pty Ltd.

In 2014, Alset International commenced operations developing property projects and participating in third-party property development projects. LiquidValue Development Inc. (f.k.a. SeD Intelligent Home Inc.) a 99.9%-owned subsidiary of Alset International, owns, operates and manages real estate development projects with a focus on land subdivision developments.

Development activities are generally contracted out, including planning, design and construction, as well as other work with engineers, surveyors, architects and general contractors. The developed lots are then sold to builders for the construction of new homes. LiquidValue Development's primary real estate projects are two subdivision development projects, one near Houston, Texas, known as Black Oak, consisting of 162 acres and currently projected to have approximately 512 units, and one in Frederick, Maryland, known as Ballenger Run, consisting of 197 acres and currently projected to have approximately 689 units.

Digital Transformation Technology

The Company’s digital transformation technology segment is comprised of HotApp Blockchain Inc. and its subsidiaries.

The Company’s digital transformation technology business is involved in mobile application product development and other businesses, providing information technology services to end-users, service providers and other commercial users through multiple platforms. This technology platform consists of instant messaging systems, social media, e-commerce and payment systems, direct marketing platforms, e-real estate, brand protection and counterfeit and fraud detection. HotApp Blockchain Inc. (“HotApp Blockchain" or “HotApp”), a 99.9%-owned subsidiary of Alset International, focuses on business-to-business solutions such as enterprise messaging and workflow. Through HotApp, the Company has successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China.

On October 25, 2018, HotApps International Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). The transaction closed on January 14, 2019. Chan Heng Fai is the CEO of DSS Asia and DSS International. For further details on this transaction, refer to Note 11 – Discontinued Operations and Note 8 – Related Party Transactions.

Biohealth

The Company’s biohealth segment is comprised of Global BioMedical Pte. Ltd. and Health Wealth Happiness Pte. Ltd. and is committed to both funding research and developing and selling products that promote a healthy lifestyle.

Impact BioMedical Inc., a subsidiary of Global BioMedical Pte. Ltd, is focusing on research in three main areas: (i) development of a universal therapeutic drug platform; (ii) a new sugar substitute; and (iii) a multi-use fragrance. Global BioLife established a joint venture, Sweet Sense, Inc., with Quality Ingredients, LLC for the development, manufacture, and global distribution of the new sugar substitute. On November 8, 2019, Impact BioMedical Inc. purchased 50% of Sweet Sense Inc. from Quality Ingredients, LLC for $91,000. Sweet Sense Inc. is an 81.8% owned subsidiary of Impact BioMedical Inc.

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), a wholly owned subsidiary of Alset International, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of Document Securities Systems Inc. (“DSS”), pursuant to which, DBHS will acquire all of the outstanding capital stock of Impact BioMedical Inc., through a share exchange. The transaction was closed on August 21, 2020 and Impact BioMedical became a direct wholly owned subsidiary of DBHS. For further details on this transaction, refer to Note 11, Discontinued Operations.

Currently, revenue from our biohealth segment comes from iGalen Inc. (f.k.a. iGalen USA, LLC), which is 100% owned by iGalen International Inc., Alset International’s 53%-owned subsidiary. During the nine months ended September 30, 2020 and 2019, the revenue from iGalen Inc. was $30,533 and $1,406,951, respectively. During the three months ended September 30, 2020 and 2019, the revenue from iGalen Inc. were $1,331 and $360,351, respectively. As of September 30, 2020 and December 31, 2019, the deferred revenue was $0 and $37,120, respectively. All deferred revenue came from unrecognized membership fee. The Company recognizes revenue associated with the membership over the one-year period of the membership. Before the membership fee is recognized as revenue, it is recorded as deferred revenue.

In October 2019, the Company expanded its biohealth segment to Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World, similarly to iGalen Inc., operates based on a direct sale model of health supplements. HWH World is at the beginning stage of operations recognized only approximately $600 in revenue in three and nine months ended September 30, 2020. No revenue was recognized in three and nine months ended on September 30, 2019. As of September 30, 2020 and December 31, 2019, the deferred revenue was $3,046,687 and $221,474, respectively. All deferred revenue came from unrecognized membership fee.

Other Business Activities

In addition to the segments identified above, the Company provides corporate strategy and business development services, asset management services, corporate restructuring and leveraged buy-out expertise. These service offerings build relationships with promising companies for potential future collaboration and expansion. We believe that our other business activities complement our three principal businesses.

The Company’s other business activities segment is primarily comprised of Alset International, SeD Capital Pte. Ltd., BMI Capital Partners International Limited and Singapore Construction & Development Pte. Ltd.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company's annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company's financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, in Form S-1 as filed with the SEC on November 11, 2020.

The balance sheet as of December 31, 2019 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company's condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of September 30, 2020 and December 31, 2019, and for the three and nine month periods ended September 30, 2020 and 2019 as follows:

		Attributable interest
		as of,
Name of subsidiary consolidated under HFE	State or other jurisdiction of incorporation or organization	September 30, 2020		December 31, 2019
		%		%
Hengfai International Pte. Ltd	Singapore	100		100
Hengfai Business Development Pte. Ltd	Singapore	100		100
Heng Fai Enterprises Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Inc. (f.k.a. Singapore eDevelopment Limited)	Singapore	51.04		65.4
Singapore Construction & Development Pte. Ltd.	Singapore	51.04		65.4
Art eStudio Pte. Ltd.	Singapore	26.03	*	33.36	*
Singapore Construction Pte. Ltd.	Singapore	51.04		65.4
Global BioMedical Pte. Ltd.	Singapore	51.04		65.4
Alset Innovation Pte. Ltd. (f.k.a. SeD Investment Pte. Ltd.)	Singapore	51.04		65.4
Health Wealth Happiness Pte. Ltd.	Singapore	51.04		65.4
iGalen International Inc.	United States of America	27.05	*	34.38	*
iGalen Inc. (f.k.a iGalen USA LLC)	United States of America	27.05	*	34.38	*
SeD Capital Pte. Ltd.	Singapore	51.04		65.4
LiquidValue Asset Management Pte. Ltd. (f.k.a. HengFai Asset Management Pte. Ltd.)	Singapore	41.85	*	53.6
SeD Home Limited	Hong Kong	51.04		65.4
SeD Reits Management Pte. Ltd.	Singapore	51.04		65.4
Global TechFund of Fund Pte. Ltd.	Singapore	51.04		65.4
Singapore eChainLogistic Pte. Ltd.	Singapore	51.04		65.4
BMI Capital Partners International Limited.	Hong Kong	51.04		65.4
SeD Perth Pty. Ltd.	Australia	51.04		65.4
SeD Intelligent Home Inc. (f.k.a SeD Home International, Inc.)	United States of America	51.04		65.4
LiquidValue Development Inc. (f.k.a. SeD Intelligent Home Inc.)	United States of America	51.03		65.39
Alset iHome Inc. (f.k.a. SeD Home & REITs Inc. and SeD Home, Inc.)	United States of America	51.03		65.39
SeD USA, LLC	United States of America	51.03		65.39
150 Black Oak GP, Inc.	United States of America	51.03		65.39
SeD Development USA Inc.	United States of America	51.03		65.39
150 CCM Black Oak, Ltd.	United States of America	51.03		65.39
SeD Texas Home, LLC	United States of America	51.03		65.39
SeD Ballenger, LLC	United States of America	51.03		65.39
SeD Maryland Development, LLC	United States of America	42.64	*	54.63
SeD Development Management, LLC	United States of America	43.38	*	55.58
SeD Builder, LLC	United States of America	51.03		65.39
HotApp Blockchain Inc.	United States of America	50.95		65.39
HotApps International Pte. Ltd.	Singapore	50.95		65.39
HotApp International Limited	Hong Kong	50.95		65.39
HWH International, Inc.	United States of America	51.04		65.4
Health Wealth & Happiness Inc.	United States of America	51.04		65.4
HWH Multi-Strategy Investment, Inc.	United States of America	51.04		65.4
SeDHome Rental Inc	United States of America	51.03		65.39
SeD REIT Inc.	United States of America	51.03		65.39
Crypto Exchange Inc	United States of America	50.95		65.39
HWH World Inc.	United States of America	50.95		65.39
HWH World Pte. Ltd.	Singapore	50.95		65.39
UBeauty Limited	Hong Kong	51.04		65.4
WeBeauty Korea Inc	Korea	51.04		65.4
HWH World Limited	Hong Kong	51.04		65.4
HWH World Inc.	Korea	51.04		65.4
Alset BioHealth Pte. Ltd.	Singapore	51.04		-
Alset Energy Pte. Ltd.	Singapore	51.04		-
Alset Payment Inc.	United States of America	51.04		-
Alset World Pte. Ltd.	Singapore	51.04		-
BioHealth Water Inc.	United States of America	51.04		-
Impact BioHealth Pte. Ltd.	Singapore	51.04		-
American Home REIT Inc.	United States of America	41.85	*	-
Alset Solar Inc.	United States of America	40.83	*	-

*Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, allowance for doubtful accounts, valuation of real estate assets, allocation of development costs and capitalized interest to sold lots, fair value of the investments, the valuation allowance of deferred taxes, and contingencies. Actual results could differ from those estimates.

In our property development business, land acquisition costs are allocated to each lot based on the area method, the size of the lot compared to the total size of all lots in the project. Development costs and capitalized interest are allocated to lots sold based on the total expected development and interest costs of the completed project and allocating a percentage of those costs based on the selling price of the sold lot compared to the expected sales values of all lots in the project.

If allocation of development costs and capitalized interest based on the projection and relative expected sales value is impracticable, those costs could also be allocated based on area method, the size of the lot compared to the total size of all lots in the project.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of September 30, 2020 and December 31, 2019.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund is required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The fund in the escrow account is specifically used for the payment of the loan from M&T Bank. The fund is required to remain in the escrow account for the loan payment until the loan agreement terminates. As of September 30, 2020 and December 31, 2019, the total balance of these two accounts was $4,106,497 and $4,229,149, respectively.

As a condition to the loan agreement with National Australian Bank Limited in conjunction with the Perth project, an Australian real estate development project, the Company is required to maintain Australian Dollar 50,000, in a non-interest-bearing account. As of September 30, 2020 and December 31, 2019, the account balance was $35,710 and $35,068, respectively. These funds will remain as collateral for the loans until paid in full.

On July 20, 2018, 150 CCM Black Oak Ltd received $4,592,079 in district reimbursement payments for previous construction costs incurred in land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of 150 CCM Black Oak Ltd and will be released upon receipt of the evidence of: (a) the execution of a purchase agreement between 150 CCM Black Oak Ltd and a home builder with respect to the Black Oak development and (b) the completion, finishing and readying for home construction of at least 105 unfinished lots in the Black Oak development. After entering the purchase agreement with Houston LD, LLC, the above requirements were met. The amount of the deposit will be released to the Company by presenting the invoices paid for land development. After releasing funds to the Company, the amount on deposit was $0 and $90,394 on September 30, 2020 and December 31, 2019, respectively.

As a condition to use the credit card services for the Company’s bio product direct sale business, provided by Global Payroll Gateway, Ltd. (“GPG”), a financial service company, the Company is required to deposit 10% revenue from the direct sales to a non-interest-bearing GPG reserve account with a maximum amount of $200,000. The Company is allowed to temporarily use the money in this deposit account upon request and pay back on a short-term basis. As of both, September 30, 2020 and December 31, 2019, the balance in the reserve account was $93,067. The fund will not be fully refunded to the Company until the service agreement with GPG terminates.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at amounts due from buyers, contractors, and all third parties, net of an allowance for doubtful accounts. The Company monitors its accounts receivable balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to estimate its allowance for doubtful accounts receivable. The Company’s allowance for doubtful accounts represents an estimate of the losses expected to be incurred based on specifically identified accounts as well as nonspecific amount, when determined appropriate. Generally, the amount of the allowance is primarily decided by division management’s historical experience, the delinquency trends, the resolution rates, the aging of receivables, the credit quality indicators and financial health of specific customers. As of September 30, 2020 and December 31, 2019, the allowance was $0.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of September 30, 2020 and December 31, 2019, inventory consisted of finished goods from iGalen Inc and HWH World Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

Investment Securities

Investment Securities at Fair Value

The Company holds investments in equity securities with readily determinable fair values, equity investments without readily determinable fair values, investments accounted for under the equity method, and investments at cost.

Prior to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, investments in equity securities were classified as either 1) available-for-sale securities, stated at fair value, and unrealized holding gains and losses, net of related tax effects, were recorded directly to accumulated other comprehensive income (loss) or 2) trading securities, stated at fair value, and unrealized holding gains and losses, net of related tax benefits, were recorded directly to net income (loss). With the adoption of ASU 2016-01 on January 1, 2018, investments in equity securities are still stated at fair value, quoted by market prices, but all unrealized holding gains and losses are credited or charged to net income (loss) based on fair value measurement as the respective reporting date.

The Company accounts for certain of its investments in equity securities in accordance with ASU 2016-01 Financial Instruments—Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In accordance with ASU 2016-01, the Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. Amarantus BioScience Holdings (“AMBS”), Holista CollTech Limited (“Holista”), Document Securities Systems Inc. (“DSS”), Alset International and American Premium Water Corp (“APW”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or elect fair value accounting.

●
The Company has significant influence over DSS. As of September 30, 2020, the Company owns 9.7% of the common stock of DSS and 46,868 shares of preferred stock, which could covert to 7,232,716 common shares, subject to a 19.9% beneficial ownership conversion limitation (a so-called “blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries. Our CEO is the owner of approximately 14.5% of the outstanding shares of DSS (not including any common or preferred shares we hold) and is a member of the Board of Directors of DSS. Chan Tung Moe, the son of Chan Heng Fai, is also a director of DSS.

●
The Company has significant influence over AMBS as the Company is the beneficial owner of approximately 19.5% of the common shares of AMBS.

●
The Company has significant influence over Holista as the Company and its CEO are the beneficial owner of approximately 16.8% of the outstanding shares of Holista, and our CEO holds a position on Holista's Board of Directors.

●
The Company has significant influence over APW as the Company is the beneficial owner of approximately 9.99% of the common shares of APW.

●
The Company had significant influence over Alset International during the period of deconsolidation as the company’s beneficial ownership ranged between 49.62% and 49.11% in that period and our CEO is the CEO of Alset international. Chan Heng Fai is a director of both companies.

The Company accounts for certain of its investments in real estate funds without readily determinable fair values in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASC 820”). As of December 31, 2019 the Company maintained an investment in a real estate fund, The Global Opportunity Fund. This fund invests primarily in the U.S. and met the criteria within ASC 820. Chan Heng Fai, the Chairman and CEO of the Company, was also one of the directors of the Global Opportunity Fund. The fair values of the investments in this class have been estimated using the net asset value of the Company’s ownership interest in Global Opportunity Fund. The fund was closed during November 2019 and is being liquidated. As of December 31, 2019, the Company recorded a receivable $307,944 from the Global Opportunity Fund. These monies were received on January 23, 2020.

The Company invested $50,000 in a convertible promissory note of Sharing Services, Inc. (“Sharing Services Convertible Note”), a company quoted on the US OTC market. The value of the convertible note was estimated by management using a Black-Scholes valuation model. The fair value of the note was $77,477 and $26,209 on September 30, 2020 and December 31, 2019, respectively.

On March 2, 2020, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private startup company, in conjunction with the Company lending a $200,000 promissory note. For further details on this transaction, refer to Note 8 Related Party Transactions, Note Receivable from a Related Party Company. The Company holds a stock option to purchase 250,000 shares of Vivacitas common stock at $1 per share at any time prior to the date of public offering. As of September 30, 2020 and December 31, 2019, both AMRE and Vivacitas were private companies. Based on management’s analysis, the fair value of the warrants and the stock option was $0 as of September 30, 2020 and December 31, 2019.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 122,039,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. Based on the management’s analysis, the fair value of the warrants from APW was $0 as of September 30, 2020.

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of Document Securities Systems Inc. (“DSS”), a related party of the Company, pursuant to which, DBHS agreed to acquire all of the outstanding capital stock of Impact BioMedical Inc., a wholly owned subsidiary of GBM, through a share exchange. On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. We value DSS preferred stock under level 3 category through a Monte Carlo simulation model. As of September 30, 2020, the fair market value of the DSS preferred stock was $54,864,632. For further details on this transaction, refer to Note 8 – Related Party Transactions, Note 11 – Discontinued Operations and Note 12 – Investments Measured at Fair Value.

The changes in the fair values of the investment were recorded directly to accumulated other comprehensive income (loss). Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

Investment Securities at Cost

The Company has an equity holding in Vivacitas Oncology Inc. (“Vivacitas”), a private company that is currently not listed on an exchange. Vivacitas was acquired after the adoption of ASU 2016-01. The Company applied ASC 321, Investments – Equity Securities, and elected the measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC 820 to estimate fair value using the NAV per share. Under the alternative, we measure Vivacitas at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

On September 8, 2020, the Company acquired 1,666 shares, approximately 1.45% ownership, from Nervotec Pte Ltd (“Nervotec”), a private company, at the purchase price of $36,628. The Company applied ASC 321 and measured Nervotec at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

There has been no indication of impairment or changes in observable prices via transactions of similar securities and investments are still carried at cost.

Investment Securities under Equity Method Accounting

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 36.1% of American Medical REIT Inc. (“AMRE”), a startup REIT company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. LiquidValue did not invest equity but provided a loan to AMRE (For further details on this transaction, refer to Note 8, Related Party Transactions). On balance sheet, the prorate loss from AMRE was recorded as a liability, accumulated losses on equity method investment. During three months ended September 30, 2020 and 2019, the investment losses from AMRE were $52,392 and $0, respectively. During nine months ended September 30, 2020 and 2019, the investment losses from AMRE were $193,132 and $0, respectively. As of September 30, 2020, and December 31, 2019, the accumulated losses on equity method investment were $231,418 and $0, respectively.

Sweet Sense, Inc.

BioLife Sugar, Inc. (“BioLife’), a subsidiary consolidated under Alset International, entered into a joint venture agreement on April 25, 2018 with Quality Ingredients, LLC (“QI”). The agreement created an entity called Sweet Sense, Inc. (“Sweet Sense”) which is 50% owned by BioLife and 50% owned by QI. Management believes its 50% investment represents significant influence over Sweet Sense and accounts for the investment under the equity method of accounting.

On November 8, 2019, Impact BioMedical Inc., a subsidiary of the Company, purchased 50% of Sweet Sense from QI for $91,000 and recorded a loss from acquisition $90,001. As of November 8, 2019, the total investment in joint venture was equal to $91,000 and the proportionate losses totaled $90,001. The transaction was not in the scope of ASC 805 Business Combinations since the acquisition was accounted for an asset purchase instead of a business combination. As an asset acquisition, the Company recorded the transaction at cost and applied ASC 730 to expense in-process research and development cost, the major cost of Sweet Sense. Consequently, Sweet Sense was an 81.8% owned subsidiary of Impact BioMedical Inc. and therefore, was consolidated into the Company’s condensed consolidated financial statements as of September 30, 2020 and December 31, 2019. During the three and nine month ended September 30, 2019, the investment losses from Sweet Sense were $894 and $30,166, respectively. As a subsidiary of Impact BioMedical Inc., Sweet Sense was in the discontinued operations of Impact BioMedical Inc.  For further details on this transaction, refer to Note 11 Discontinued Operations.

Veganburg International Pte. Ltd.

On February 5, 2020, SeD Capital Pte Ltd, a subsidiary of the Company, invested $2,176 in VeganBurg International Pte. Ltd. (“VeganBurg International”), a related party company, in exchange for 30% ownership of such company. Chan Heng Fai, our founder, Chairman and Chief Executive Officer, is a member of the Board of Directors of VeganBurg International and has significant influence on such company. VeganBurg International is focused on promoting environmentally friendly, healthy plant-based burgers in the Asian market. VeganBurg International has no operations till September 30, 2020 and $2,194 was recorded as investment in Securities at equity method on balance sheet on September 30, 2020.

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with Financial Accounting Standards Board (“FASB”) ASC 805 - “Business Combinations”, which acquired assets are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are reduced when lots are sold.

The Company capitalized interest and finance expenses from third-party borrowings of $0 and $43,020 for the three months ended September 30, 2020 and 2019, respectively. The Company capitalized construction costs of $2,763,068 and $1,464,998 for the three months ended September 30, 2020 and 2019, respectively. The Company capitalized interest and finance expenses from third-party borrowings of $0 and $514,985 for the nine months ended September 30, 2020 and 2019, respectively. The Company capitalized construction costs of $8,898,329 and $5,023,396 for the nine months ended September 30, 2020 and 2019, respectively.

The Company’s policy is to obtain an independent third-party valuation for each major project in the United States as part of our assessment of identifying potential triggering events for impairment. Management may use the market comparison method to value other relatively small projects, such as the project in Perth, Australia. In addition to the annual assessment of potential triggering events in accordance with ASC 360 – Property Plant and Equipment (“ASC 360”), the Company applies a fair value based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement for 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000, 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended. On January 18, 2019, the sale of 124 lots at the Company’s Black Oak project in Magnolia, Texas was completed. After allocating costs of revenue to this sale, the Company incurred a loss of approximately $1.5 million from this sale and recognized a real estate impairment of approximately $1.5 million for the year ended December 31, 2018.

On June 30, 2019, the Company recorded approximately $3.9 million of impairment on the Black Oak project based on discounted estimated future cash flows after updating the projection of market value of the project.

On December 31, 2019, the Company recorded approximately $1.3 million of additional impairment on the Black Oak project based on discounted estimated future cash flows after updating the projected cost of the project.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Equipment

Property and equipment are recorded at cost, less depreciation. Repairs and maintenance are expensed as incurred. Expenditures incurred as a consequence of acquiring or using the asset, or that increase the value or productive capacity of assets are capitalized (such as removal, and restoration costs). When property and equipment is retired, sold, or otherwise disposed of, the asset’s carrying amount and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Depreciation is computed by the straight-line method (after considering their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Office and computer equipment	3 - 5 years
Furniture and fixtures	3 - 5 years
Vehicles	10 years
Leasehold Improvements	Remaining life of the lease

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Revenue Recognition and Cost of Sales

ASC 606 - Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption of this new standard did not have a material effect on our financial statements.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which the determination of revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which the Company expects to be entitled in exchange for those goods or services. ASC 606 requires the Company to apply the following steps:

(1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, performance obligations are satisfied.

The following represents the Company’s revenue recognition policies by Segments:

Property Development

Property Sales

The Company's main business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger and Black Oak projects, which represented approximately 99% and 94%, respectively, of the Company’s revenue in the nine months ended on September 30, 2020 and 2019, is as follows:

●	Identify the contract with a customer.

The Company has signed agreements with the builders for developing the raw land to ready to build lots. The contract has agreed upon prices, timelines, and specifications for what is to be provided.

●	Identify the performance obligations in the contract.

Performance obligations of the Company include delivering developed lots to the customer, which are required to meet certain specifications that are outlined in the contract. The customer inspects all lots prior to accepting title to ensure all specifications are met.

●	Determine the transaction price.

The transaction price per lot is fixed and specified in the contract. Any subsequent change orders or price changes are required to be approved by both parties.

●	Allocate the transaction price to performance obligations in the contract.

Each lot or a group of lots is considered to be a separate performance obligation, for which the specified price in the contract is allocated to.

●	Recognize revenue when (or as) the entity satisfies a performance obligation.

The builders do the inspections to make sure all conditions/requirements are met before taking title of lots. The Company recognizes revenue at a point in time when title is transferred. The Company does not have further performance obligations or continuing involvement once title is transferred.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the nine months ended on September 30, 2020 and 2019, we recognized revenue $169,349 and $365,645 from FFB assessment, respectively. During the three months ended on September 30, 2020 and 2019, we recognized revenue $54,147 and $129,031 from FFB assessment, respectively.

Cost of Sales

Land acquisition costs are allocated to each lot based on the area method, the size of the lot comparing to the total size of all lots in the project. Development costs and capitalized interest are allocated to lots sold based on the total expected development and interest costs of the completed project and allocating a percentage of those costs based on the selling price of the sold lot compared to the expected sales values of all lots in the project.

If allocation of development costs and capitalized interest based on the projection and relative expected sales value is impracticable, those costs could also be allocated based on area method, the size of the lot comparing to the total size of all lots in the project.

Biohealth

Product Direct Sales

The Company’s net sales consist of product sales. The Company's performance obligation is to transfer its products to its third-party independent distributors (“Distributors”). The Company generally recognizes revenue when product is shipped to its Distributors.

The Company’s Distributors may receive distributor allowances, which are comprised of discounts, rebates and wholesale commission payments from the Company. Distributor allowances resulting from the Company’s sales of its products to its Distributors are recorded against net sales because the distributor allowances represent discounts from the suggested retail price.

In addition to distributor allowances, the Company compensates its sales leader Distributors with leadership incentives for services rendered, relating to the development, retention, and management of their sales organizations. Leadership Incentives are payable based on achieved sales volume, which are recorded in general and administrative expenses. The Company recognizes revenue when it ships products. The Company receives the net sales price in cash or through credit card payments at the point of sale.

If a Distributor returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned products. In addition, the Company maintains a buyback program pursuant to which it will repurchase products sold to a Distributor who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale.

Annual Membership

The Company collects an annual membership fee from its Distributors. The fee is fixed, paid in full at the time joining the membership and non-refundable. The membership provides the member access to purchase products at a discount, use to certain back office services, receive commissions for signing up new members, and attend corporate events. The Company recognizes revenue associated with the membership over the period of the membership. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $3,046,687 and $258,594 at September 30, 2020 and December 31, 2019.

Shipping and Handling

Shipping and handling services relating to product sales are recognized as fulfillment activities. Shipping and handling expenses were $0 and $183,138 for the nine months ended September 30, 2020 and 2019, respectively. Shipping and handling expenses were $0 and $56,438 for the three months ended September 30, 2020 and 2019, respectively. Shipping and handling costs paid by the Company are included in general and administrative expenses.

Other Businesses

Mutual Fund Management Service Income

Revenue is recognized when (or as) the Company performs services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those services, which occurs when (or as) the Company satisfies its contractual obligations and performs services to its customers.

The Company generates revenue from providing management services for mutual fund customers. In respect to the provision of services, the agreements are less than one year with a cancellable clause and customers are typically billed on a monthly basis.

During the three months ended September 30, 2020 and 2019, the Company recognized revenue of $0 and $8,495, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized revenue of $0 and $28,350, respectively.

Remaining performance obligations

As of September 30, 2020 and December 31, 2019, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Advertising

Costs incurred for advertising for the Company are charged to operations as incurred. Advertising expenses for the nine months ended September 30, 2020 and 2019 were $136,253 and $156,822, respectively. Advertising expenses for the three months ended September 30, 2020 and 2019 were $74,062 and $28,289, respectively.

Foreign currency

Functional and reporting currency

Items included in the financial statements of each entity in the Company are measured using the currency of the primary economic environment in which the entity operates (“functional currency”). The financial statements of the Company are presented in U.S. dollars (the “reporting currency”).

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore, Hong Kong, Australia and South Korea are maintained in their local currencies, the Singapore Dollar (S$), Hong Kong Dollar (HK$), Australian Dollar (“AUD”) and South Korean Won (“KRW”), which are also the functional currencies of these entities.

Transactions in foreign currencies

Transactions in currencies other than the functional currency during the year are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the statement of operations.

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded $960,268 gain on foreign exchange during the nine months ended on September 30, 2020 and a $438,608 gain during the nine months ended on September 30, 2019. The Company recorded foreign exchange loss of $415,203 and $757,068 gain during the three months ended on September 30, 2020 and 2019, respectively. The foreign currency transactional gains and losses are recorded in operations.

Translation of consolidated entities’ financial statements

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange ruling at the balance sheet date. The Company’s entities with functional currency of Singapore Dollar, Hong Kong Dollar, AUD and KRW, translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenue, expense, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss).

For the nine months ended on September 30, 2020, the Company recorded other comprehensive loss from foreign currency translation of $585,085, and a $325,518 loss in the nine months ended September 30, 2019, in accumulated other comprehensive loss.  The Company recorded other comprehensive gain from translation of $462,064 and $584,561 loss in the three months ended September 30, 2020 and 2019, respectively.

Earnings (loss) per share

The Company presents basic and diluted earnings (loss) per share data for its ordinary shares. Basic earnings (loss) per share is calculated by dividing the profit or loss attributable to ordinary shareholders of the Company by the weighted-average number of ordinary shares outstanding during the year, adjusted for treasury shares held by the Company.

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to ordinary shareholders and the weighted-average number of ordinary shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. Due to the limited operations of the Company, there are no potentially dilutive securities outstanding on September 30, 2020 and 2019.

Fair Value Measurements

ASC 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in an active market for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that are supported by little or no market activity; therefore, the inputs are developed by the Company using estimates and assumptions that the Company expects a market participant would use, including pricing models, discounted cash flow methodologies, or similar techniques.

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The liabilities in connection with the conversion and make-whole features included within certain of the Company’s convertible notes payable and warrants are each classified as a level 3 liability.

Non-controlling interests

Non-controlling interests represent the equity in subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the consolidated statements of operation and comprehensive income, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On September 30, 2020 and December 31, 2019, the aggregate non-controlling interests in the Company were $41,672,434 and $6,975,459 respectively.

Recent Accounting Pronouncements

Accounting pronouncement adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019 for emerging growth companies, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The new leasing standard presents dramatic changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard. The standard had a material impact on the Company’s condensed consolidated balance sheets, but did not have an impact on its condensed consolidated statements of operations. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases. As a lessor of one home, this standard does not have material impact on the Company. The balances of operating lease right-of-use assets and operating lease liabilities as of September 30, 2020 were $546,519 and $541,887, respectively. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rate, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease term includes options to extend or terminate when we are reasonably certain the option will be exercised. In general, we are not reasonably certain to exercise such options. We recognize lease expense for minimum lease payments on a straight-line basis over the lease term. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable noncontrolling interests. The Company adopted ASU 2017-11 on January 1, 2019 and determined that this ASU does not have a material impact on the condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework: Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company determined that ASU 2018-13 did not have a material impact on its consolidated financial statements.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the nine months ended September 30, 2020.

Accounting pronouncement not yet adopted

In December 2019, The FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-04 on its future consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company’s line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04 on its future consolidated financial statements.

3.	SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the CEO. The Company operates in and reports four business segments: property development, digital transformation technology, biohealth, and other business activities. The Company’s reportable segments are determined based on the services they perform and the products they sell, not on the geographic area in which they operate. The Company’s chief operating decision maker evaluates segment performance based on segment revenue. Costs excluded from segment income (loss) before taxes and reported as “Other” consist of corporate general and administrative activities which are not allocable to the four reportable segments.

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the nine months ended September 30, 2020 and 2019:

	Property Development	Digital Transformation Technology	Biohealth Business	Other	Discontinued Operations	Total

Nine Months Ended September 30, 2020
Revenue	$7,148,786	$-	$31,133	$-	$-	$7,179,919
Cost of Sales	(5,603,164)	-	(6,139)	-	-	(5,609,303)
Gross Margin	1,545,622	-	24,994	-	-	1,570,616
Operating Expenses	(634,254)	(87,972)	(388,083)	(3,086,630)	(416,950)	(4,613,889)
Operating Income (Loss)	911,368	(87,972)	(363,089)	(3,086,630)	(416,968)	(3,043,273)
Other Income (Expense)	(2,646)	115	(10,211,916)	11,123	(488)	(10,203,812)
Net Income (Loss) Before Income Tax	908,722	(87,857)	(10,575,005)	(3,075,507)	(417,438)	(13,247,085)

	Property Development	Digital Transformation Technology	Biohealth Business	Other	Discontinued Operations	Total

Nine Months ended September 30, 2019
Revenue	$21,509,197	$-	$1,406,951	$28,350	$-	$22,944,498
Cost of Sales	(18,819,865)	-	(357,935)	-	-	(19,177,800)
Gross Margin	2,689,332	-	1,049,016	28,350	-	3,766,698
Operating Expenses	(4,598,112)	(193,959)	(1,780,026)	(1,697,423)	(358,534)	(8,628,054)
Operating Income (Loss)	(1,908,780)	(193,959)	(731,010)	(1,669,073)	(358,534)	(4,861,356)
Other Income (Expense)	34,433	296,726	31,151	(4,874)	(30,397)	327,039
Net Income (Loss) Before Income Tax	(1,874,347)	102,767	(699,859)	(1,673,947)	(388,931)	(4,534,317)

September 30, 2020
Cash and Restricted Cash	$5,079,010	$62,422	$1,386,513	$6,461,531	$-	$12,989,476
Total Assets	30,540,913	162,524	61,572,898	9,197,695	-	101,474,030

December 31, 2019
Cash and Restricted Cash	$5,439,318	$55,752	$388,670	$1,338,525	$108,731	$7,330,996
Total Assets	29,857,615	155,854	948,931	4,770,949	139,431	35,872,780

4.	REAL ESTATE ASSETS

As of September 30, 2020 and December 31, 2019, real estate assets consisted of the following:

	September 30, 2020	December 31, 2019

Construction in Progress	$12,298,889	$9,601,364
Land Held for Development	12,691,477	14,283,340
Total Real Estate Assets	$24,990,366	$23,884,704

5.	PROPERTY AND EQUIPMENT

As of September 30, 2020 and December 31, 2019, property and equipment consisted of the following:

	September 30, 2020	December 31, 2019

Computer Equipment	$181,559	$175,992
Furniture and Fixtures	62,328	52,798
Vehicles	90,929	90,929
Subtotal	334,816	319,719
Accumulated Depreciation	(257,153)	(239,434)
Total	$77,663	$80,285

The Company recorded depreciation expense of $17,719 and $20,697 during the nine months ended September 30, 2020 and 2019, respectively. The Company recorded depreciation expense of $4,657 and $7,080 during the three months ended September 30, 2020 and 2019, respectively.

6.	BUILDER DEPOSITS

In November 2015, SeD Maryland Development, LLC (“SeD Maryland”) entered into lot purchase agreements with NVR, Inc. (“NVR”) relating to the sale of single-family home and townhome lots to NVR in the Ballenger Run Project. The purchase agreements were amended three times thereafter. Based on the agreements, NVR is entitled to purchase 479 lots for a price of approximately $64,000,000, which escalates 3% annually after June 1, 2018.

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On September 30, 2020 and December 31, 2019, there were $1,808,747 and $2,445,269 held on deposit, respectively.

7.	NOTES PAYABLE

As of September 30, 2020 and December 31, 2019, notes payable consisted of the following:

	September 30, 2020	December 31, 2019
Union Bank Loan	-	-
M&T Bank Loan, Net of Debt Discount	619,329	-
PPP Loan	68,502	-
Australia Loan	159,966	157,105
Total notes payable	$847,797	$157,105

Union Bank Loan

On November 23, 2015, SeD Maryland entered into a Revolving Credit Note with the Union Bank in the original principal amount of $8,000,000 (the “Revolving Credit Note”). During the term of the loan, cumulative loan advances may not exceed $26,000,000. The line of credit bears interest at LIBOR plus 3.8% with a floor rate of 4.5%. The interest rate at December 31, 2018 was 6.125%. Beginning December 1, 2015, interest only payments were due on the outstanding principal balance. The entire unpaid principal and interest sum was due and payable on November 22, 2018, with the option of one twelve-month extension period. The loan is secured by a deed of trust on the property, $2,600,000 of collateral cash, and a Limited Guaranty Agreement with SeD Ballenger. The Company also had an $800,000 letter of credit from the Union Bank. The letter of credit was due on November 22, 2018 and bore interest at 15%. In September 2017, SeD Maryland Development LLC and the Union Bank modified the Revolving Credit Note, which increased the original principal amount from $8,000,000 to $11,000,000 and extended the maturity date of the loan and letter of credit to December 31, 2019. Accordingly, this change in terms of the Union Bank Loan was accounted for as a modification in accordance with ASC 470 – Debt.

On April 17, 2019, the Union Bank Loan was paid off and SeD Maryland Development LLC and Union Bank terminated the Revolving Credit Note. After termination, the collateral cash was released and all L/Cs were transferred to the M&T Bank L/C Facility.

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of September 30, 2020, the outstanding balance of the revolving loan was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process.

On June 18, 2020, Alset iHome Inc. (“Alset iHome”), a wholly-owned subsidiary of LiquidValue Development Inc., entered into a Loan Agreement with Manufacturers and Traders Trust Company, (the “Lender”).

Pursuant to the Loan Agreement, the Lender provided a non-revolving loan to Alset iHome in an aggregate amount of up to $2,990,000 (the “Loan”). The line of credit bears interest rate on LIBOR plus 375 basis points. Repayment of the Loan is secured by a Deed of Trust issued to the Lender on the property owned by certain subsidiaries of Alset iHome. The maturity date of this Loan is July 1, 2022. LiquidValue Development Inc. and one of its subsidiaries are guarantors of this Loan.

As of September 30, 2020, the loan balance was $670,281. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $61,679 which was recorded as loan discount and is amortized over the term of the loan. As of September 30, 2020 and December 31, 2019, the balance of unamortized loan discount was $50,952 and $0, respectively.

Paycheck Protection Program Loan

On April 6, 2020, the Company entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first ten months of principal and interest deferred. The Company applied for forgiveness of the PPP loan.

Australia Loan

On January 7, 2017, SeD Perth Pty Ltd (“SeD Perth”) entered into a loan agreement with National Australian Bank Limited (the “Australia Loan”) for the purpose of funding land development. The loan facility provides SeD Perth with access to funding of up to approximately $460,000 and matures on December 31, 2018. The Australia Loan is secured by both the land under development and a pledged deposit of $35,276. This loan is denominated in AUD. Personal guarantees amounting to approximately $500,000 have been provided by our CEO, Chan Heng Fai and by Rajen Manicka, the CEO of Holista CollTech and Co-founder of iGalen Inc. The interest rate on the Australia Loan is based on the weighted average interest rates applicable to each of the business markets facility components as defined within the loan agreement, ranging from 4.36% to 5.57% per annum for the nine months ended September 30, 2020 and from 5.97% to 6.64% per annum for the nine months ended September 30, 2019. On September 7, 2017 the Australia Loan was amended to reduce the maximum borrowing capacity to approximately $179,000. During 2020, the terms of the Australia Loan were amended to reflect an extended maturity date of December 31, 2020. This was accounted for as a debt modification. The Company did not pay fees to the National Australian Bank Limited for the modification of the loan agreement.

8.	RELATED PARTY TRANSACTIONS

Personal Guarantees by Directors

As of both September 30, 2020 and December 31, 2019, a director of the Company had provided personal guarantees amounting to approximately $5,500,000 to secure external loans from financial institutions for HFE and the consolidated entities.

Sale of HotApp Blockchain to DSS Asia

On October 25, 2018, HIP, a wholly-owned subsidiary of HotApp Blockchain, Inc., entered into an equity purchase agreement (the “HotApps Purchase Agreement”) with DSS Asia, a Hong Kong subsidiary of DSS International, pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps, a wholly-owned subsidiary of HIP. Guangzhou HotApps is primarily engaged in engineering work for software development, as well as, a number of outsourcing projects related to real estate and lighting. Chan Heng Fai is the CEO of DSS Asia and DSS International. For further details on this transaction, refer to Note 11 – Discontinued Operations.

Sale of 18% of LiquidValue Asset Management Pte. Ltd.

On May 8, 2019, SeD Capital Pte. Ltd. entered into a sale and purchase agreement to sell 522,000 ordinary shares (representing approximately 18% of the ownership) in LiquidValue Asset Management Pte. Ltd. to LiquidValue Development Pte. Ltd. (“LVD”) for a cash of $46,190. Chan Heng Fai is the owner of LVD.

Sale of Impact Biomedical to DSS

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of Document Securities Systems Inc. (“DSS”), pursuant to which, DBHS agreed to acquire all of the outstanding capital stock of Impact BioMedical Inc., a wholly owned subsidiary of GBM, through a share exchange. It was agreed that the aggregate consideration to be issued to GBM for the Impact BioMedical shares would be the following: (i) 483,334 newly issued shares of DSS common stock; and (ii) 46,868 newly issued shares of a new series of DSS perpetual convertible preferred stock with a stated value of $46,868,000, or $1,000 per share. The convertible preferred stock can be convertible into shares of DSS common stock at a conversion price of $6.48 of preferred stock stated value per share of common stock, subject to a 19.9% beneficial ownership conversion limitation (a so-called “blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by GBM. Holders of the convertible preferred stock will have no voting rights, except as required by applicable law or regulation, and no dividends will accrue or be payable on the convertible preferred stock. The holders of convertible preferred stock will be entitled to a liquidation preference of $1,000 per share, and DSS will have the right to redeem all or any portion of the then outstanding shares of convertible preferred stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share.

Under ASU 2014-08, a disposal transaction meets the definition of a discontinued operation if all of the following criteria are met:

1.
The disposal group constitutes a component of an entity or a group of components of an entity

2.
The component of an entity (or group of components of an entity) meets the held-for-sale classification criteria, is disposed of by sale, or is disposed of other than by sale (e.g., “by abandonment, in an exchange measured based on the recorded amount of the nonmonetary asset relinquished, or in a distribution to owners in a spinoff”).

3.
The disposal of a component of an entity (or group of components of an entity) “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results”.

Impact Biomedical Inc. is a group of subsidiaries of HFE and operates independently with its own financial reporting. The transaction is a disposal by sale and has a major effect on HFE’s financial results. Since it meets all above test criteria, we treated this disposal transaction as a discontinued operation in our financial statements.

On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares (however, any conversion will be subject to the blocker GBM has agreed to, as described above). After this transaction, we hold 500,001 shares of the common stock of DSS, representing 9.7% of the outstanding common stock of DSS. Our CEO, Chan Heng Fai owns an additional 12.8% of the common stock of DSS (not including any common or preferred shares we hold) and is the executive Chairman of the Board of Directors of DSS. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. ASC 820, Fair Value Measurement and Disclosures, defines the fair value of the financial assets. We value DSS common stock under level 1 category through quoted prices and preferred stock under level 3 category through a Monte Carlo valuation model. The quoted price of DSS common stock was $6.95 as of August 21, 2020. The total fair value of DSS common and preferred stocks GBM received as consideration for the disposal of Impact BioMedical was $67,208,173. As of August 21, 2020, the net asset value of Impact BioMedical was $57,143. The difference of $67,151,030 was recorded as additional paid in capital. We did not recognize gain or loss from this transaction as it was a related party transaction. For further details on this transaction, refer to Note 11 – Discontinued Operations.

On October 16, 2020, GBM converted 4,293 shares of DSS Series A Preferred Stock having a par value of $0.02 per share in exchange for 662,500 restricted shares of DSS common stock based upon a liquidation value of $1,000 and a conversion price of $6.48 per share. Our ownership with DSS was 8.6% before conversion and 19.9% after the conversion.

Notes Payable

During the year ended on December 31, 2017, a director of the Company lent non-interest loans of $7,156,680, for the general operations of the Company. The loans are interest free, not tradable, unsecured, and repayable on demand. On October 15, 2018, a formal lending agreement between the Alset International and Chan Heng Fai was executed. Under the agreement, Chan Heng Fai provides a lending credit limit of approximately $10 million for Alset International with interest rate 6% per annum for the outstanding borrowed amount, which commenced retroactively from January 1, 2018. The loans are still not tradable, unsecured and repayable on demand. As of September 30, 2020 and December 31, 2019 the outstanding principal balance of the loan is $0 and $4,246,604, respectively. Interest started to accrue on January 1, 2018 at 6% per annum. During the nine months ended on September 30, 2020 and 2019, the interest expenses were $129,566 and $268,847, respectively. During the three months ended on September 30, 2020 and 2019, the interest expenses were $6,334 and $68,482, respectively. As of September 30, 2020 and December 31, 2019, the accrued interest total was $0 and $822,405, respectively.

Chan Heng Fai provided interest-free due on demand advance to HFE for the general operations. On September 30, 2020 and December 31, 2019, the outstanding balance was $178,400.

On August 20, 2020, the Company acquired 30,000,000 common shares from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. On September 30, 2020 the amount outstanding was $1,333,429.

On May 1, 2018, Rajen Manicka, CEO and one of the directors of iGalen International Inc., which holds 100% of iGalen Inc., provided a loan of approximately $367,246 to iGalen Inc. (the “2018 Rajen Manicka Loan”). The term of 2018 Rajen Manicka Loan is ten years. The 2018 Rajen Manicka Loan has an interest rate of 4.7% per annum. On March 8, March 27 and April 23, 2019, iGalen borrowed additional monies of $150,000, $30,000 and $50,000, respectively, from Rajen Manicka, total $230,000 (the “2019 Rajen Manicka Loan”). The 2019 Rajen Manicka Loan is interest free, not tradable, unsecured, and repayable on demand. As of September 30, 2020 and December 31, 2019, the total outstanding principal balance of the loans was $531,030 and $546,397, respectively, and was included in the Notes Payable – Related Parties balance on the Company’s Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2020 and 2019, the Company incurred $13,185 and $8,084 of interest expense, respectively. During the three months ended September 30, 2020 and 2019, the Company incurred $4,411 and $0 of interest expense, respectively. The Company accrued interest of $0 and $0 at September 30, 2020 and December 31, 2019, respectively

On August 13, 2019, iGalen International Inc., which holds 100% of iGalen Inc., borrowed $250,000 from Decentralized Sharing Services, Inc., a company whose sole shareholder and director is Chan Heng Fai, our CEO. The term of the loan is 12 months, with an interest rate of 10% per annum. In addition, Decentralized Sharing Services, Inc. received the right to receive 3% of any revenue received by iGalen International Inc. for 99 years.  During the nine months ended September 30, 2020 the Company incurred $9,729 of interest expense and $0 from the right to receive 3% of revenue. During the three months ended September 30, 2020 the Company incurred $0 of interest expense and $0 from the right to receive 3% of revenue. During the three months ended September 30, 2019 the Company incurred $0 of interest expense and $0 from the right to receive 3% of revenue. The amount outstanding on the loan as of September 30, 2020 and December 31, 2019 was $0 and $250,000, respectively. The accrued interest was $19,318 and $9,589 as of September 30, 2020 and December 31, 2019. The principal of $250,000 was paid off in June 2020.

On November 3, 2019, iGalen Inc. borrowed $160,000 from iGalen Funding Inc., a company whose directors and shareholders include two members of the Board of iGalen Inc. The term of the loan is 6 months, with an interest rate of 10% per annum. During the nine months ended September 30, 2020 the Company incurred $11,967 of interest expense. During the three months ended September 30, 2020 the Company incurred $3,989 of interest expense. The amount outstanding on the loan as of September 30, 2020 and December 31, 2019 was $160,000 and $160,000, respectively. The accrued interest was $14,510 and $2,542 as of September 30, 2020 and December 31, 2019. The expiration date was extended to November 3, 2021 after 6 months.

Shares issued in exchange agreement with Chairman and CEO

Hengfai International Pte. Ltd

On October 1, 2018, 100% of the ownership interest in Hengfai International Pte. Ltd. (“Hengfai International”) was transferred from Chan Heng Fai, our founder, Chairman and CEO to HF Enterprises Inc. in exchange for 8.5 million shares of the Company. Hengfai International holds 100% of Hengfai Business Development Pte. Ltd. (“Hengfai Business Development”), which holds 761,185,294 shares of Alset International and 359,834,471 warrants. Both Hengfai International and Hengfai Business Development are holding companies without any business operations.

Heng Fai Enterprises Pte. Ltd.

On October 1, 2018, 100% of the ownership interest in Heng Fai Enterprises Pte. Ltd. (“Heng Fai Enterprises”) was transferred from Chan Heng Fai, our founder, Chairman and CEO to HF Enterprises Inc. in exchange for 500,000 shares of the Company. Heng Fai Enterprises holds 2,730,000 shares (13.1% as of September 30, 2020 and December 31, 2019) of Vivacitas Oncology Inc., a U.S.-based biopharmaceutical company. Heng Fai Enterprises cost to purchase these Vivacitas shares was $200,128, which is recorded at cost by the Company because it does not have a readily determinable fair value as it is a private US company. Heng Fai Enterprises is a holding company without any business operations.

Global eHealth Limited

On October 1, 2018, 100% of Global eHealth Limited (“Global eHealth”) was transferred from Chan Heng Fai, a director of the Company, to the Company in exchange for 1,000,000 shares of the Company. There was no other consideration exchange in conjunction with this transaction. Global eHealth holds 46,226,673 shares (16.8%) of Holista CollTech Limited, a public Australian company that produces natural food ingredients. Global eHealth is a holding company without any business operations.

Management Fees

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company's subsidiary LiquidValue Development, has had a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. Since January of 2019, the Company has paid a monthly fee of $20,000 for these consulting services. The Company incurred expenses of $180,000 and $180,000 for the nine months ended September 30, 2020 and 2019, respectively, which were capitalized as part of Real Estate on the Company’s Consolidated Balance Sheet as the services relate to property and project management. The Company incurred expenses of $60,000 and $60,000 for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, and December 31, 2019 the Company owed $20,000 and $0, respectively, to this entity.

Consulting Services

A law firm owned by Conn Flanigan, a Director of LiquidValue Development, performs consulting services for LiquidValue Development and some subsidiaries of the Company. The Company incurred expenses of $12,645 and $46,510 for the nine months ended September 30, 2020 and 2019, respectively. The Company incurred expenses of $12,645 and $3,153 for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, and December 31, 2019 there was no outstanding balance due to this entity.

Rajen Manicka, the CEO of Holista CollTech and Co-founder of iGalen International Inc., performs consulting services for iGalen Inc. iGalen Inc. incurred expenses of $0 and $180,000 for the nine months ended September 30, 2020 and 2019, respectively. The Company incurred expenses of $0 and $60,000 for the three months ended September 30, 2020 and 2019, respectively. On both, September 30, 2020 and December 31, 2019, iGalen owed this related party fees for consulting services in the amount of $591,403. The Consulting service with Rajen Manicka was terminated on December 31, 2019.

Chan Tung Moe, the consultant engaged with the Company through Pop Motion Consulting Pte. Ltd., is the son of Chan Heng Fai, a director and the CEO of the Company. In August of 2020 this consulting agreement was terminated, and Chan Tung Moe became an employee of Alset International as Chief Development Officer. The Company incurred expense of $140,758 for the nine months ended September 20, 2020 and 2019, respectively. The Company incurred expense of $22,470 for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 2019, the Company owed Pop Motion consulting fee of $0 and $118,288, respectively.

iGalen Inc. Affiliates

iGalen Philippines and iGalen SDN are related party entities which are owned by Dr. Rajen Manicka and are not owned by the Company. iGalen Inc. provides use of its platform to collect sale revenue and payment of expenses for these entities without service fees. On September 30, 2020 and December 31, 2019, iGalen owed $364,377 and $342,695 to iGalen Philippines, respectively.

iGalen SDN had a consulting agreement to provide accounting, administration and other logistic services to iGalen with a monthly fee $4,000. This agreement was terminated on December 31, 2019. The Company incurred expenses of $0 and 36,000 for the nine months ended September 30, 2020 and 2019, respectively. The Company incurred expenses of $0 and $12,000 for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, iGalen owed $87,756 to iGalen SDN. As of December 31, 2019, iGalen SDN owed iGalen $74,331.

During the nine months ended September 30, 2020, iGalen SDN provided a $710,524 advance to iGalen for its operations. The advance is interest free, no security requirement and no payment term. The repayment depends on the demand and the future financial situation of iGalen.

Medi Botanics Sdn Bhd, a subsidiary of Holista CollTech, is only raw material and product suppliers of iGalen. Dr. Rajen Manicka is the controlling shareholder and a director of both Medi Botanics Sdn Bhd and Holista CollTech. Medi Botanics Sdn Bhd supplied $0 and $372,594 raw materials and products to iGalen in the nine months ended September 30, 2020 and 2019, respectively. During three months ended on September 30, 2020 and 2019, Medi Botanics Sdn Bhd supplied $0 and $85,787 raw materials and products to iGalen. On September 30, 2020 and December 31, 2019, iGalen owed $698,198 and $956,300 to this entity, respectively.

Investment in the Global Opportunity Fund

On February 1, 2017, the Company invested $300,000 in Global Opportunity Fund (“Fund”), a mutual fund registered in the Cayman Islands and Chan Heng Fai is one of the directors of this fund. This Fund was closed during November 2019 and is being liquidated. LiquidValue Asset Management Pte. Ltd., one of the subsidiaries of the Company, is the investment manager of the Fund and receives a management fee from the Fund at 2% per annum of the aggregated net asset value of the investments and a performance fee of 20%. As of December 31, 2019, the Company recorded a receivable $307,944 from the Global Opportunity Fund. In the nine months ended on September 30, 2020 and 2019, the management fee and performance fee charged to the Fund were $0 and $4,425, respectively. In the three months ended on September 30, 2020 and 2019, the management fee and performance fee charged to the Fund were $0 and $1,386, respectively. On September 30, 2020 and December 31, 2019, the Fund owed accrued management and performance fee receivable $0 and $15,484 respectively.  On January 23, 2020, the Company received $307,944 as a result of the liquidation of Global Opportunity Fund.

Note Receivable from a related party company

On March 2, 2020 LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received a $200,000 Promissory Note from American Medical REIT Inc. (“AMRE”), a company which is 36.1% owned by LiquidValue. Chan Heng Fai, Chan Tung Moe and Alan Lui from Alset International are directors of American Medical REIT Inc. The note carries interests of 8% and is payable in two years. LiquidValue also received warrants to purchase AMRE shares at the Exercise Price $5.00 per share. The amount of the warrants equals to the note principle divided by the Exercise Price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the Exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. As of September 30, 2020, the fair market value of the warrants was $0.

Warrants Exercised by DSS

On June 30, 2020, we received deposit $1,419,605 from Document Security Systems, Inc. for a warrant exercise to acquire 44,005,182 shares of Alset International at a price approximately $0.03 per share. The transaction was closed in July 2020. After this exercise, DSS holds 127,179,311 shares of Alset International’s common stock, approximately 9.3%. Fai Heng Chan, our CEO, Chairman of our Board and controlling shareholder, is also Chairman of the Board of Document Security Systems, Inc. and a significant shareholder of Document Security Systems, Inc.

9.	EQUITY

The Company is authorized to issue 20,000,000 common shares and 5,000,000 preferred shares, both at a par value $0.001 per share. At December 31, 2019, there were 10,001,000 common shares issued and outstanding.

Pursuant to an agreement on June 24, 2020 with our stockholders HFE Holdings Limited and Chan Heng Fai, HFE Holdings Limited surrendered 3,600,000 shares of our common stock to the treasury of our company, and Chan Heng Fai surrendered 1,000 shares of our common stock to the treasury of our company, and all such shares were cancelled. No consideration was exchanged in connection with the surrender of the shares. As a result, the total number of outstanding shares of our common stock at September 30, 2020 was reduced to 6,400,000 shares from 10,001,000 shares.

HotApp Blockchain, Inc. Sale of Shares

From January to September, 2020, the Company sold 207,300 shares of HotApp Blockchain to international investors with the amount of $177,300, which was booked as addition paid-in capital. The Company held 505,976,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of HotApp Blockchain’s total outstanding shares.

From January to September, 2019, the Company sold 361,500 shares of HotApp Blockchain to international investors with the amount of $229,500, which was booked as addition paid-in capital. The Company held 506,262,076 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of HotApp Blockchain’s total outstanding shares.

Distribution to Minority Shareholder

From January to September, 2020, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $197,400 in distribution to the minority shareholder. From January to September, 2019, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $740,250 in distribution to the minority shareholder.

Change in Minority Interest

From January 1 to September 30, 2020, Alset International issued 343,197,062 common shares through warrants exercise with exercise price approximately $0.03 per share and received $10,764,837 cash. On May 27, 2020, the Alset International granted 7,500,000 common shares to its employees in the performance share award plan. The fair value $146,853 of these shares was based on the market price on the granted day and was recorded as both compensation expense and equity in the financial statements. On June 5, 2020, the shareholder meeting approved 35,278,600 shares granted to the directors. The fair value $1,417,523 was based the June 5, 2020, the grant day, market price and was recorded as both compensation expense and equity in the financial statements. During the three and nine months ended September 30, 2020, the stock-based compensation expense was $0 and $1,573,623, respectively. On August 20, 2020, the Company acquired 30,000,000 common shares from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. The Company’s ownership of Alset International changed from 65.4% as of December 31, 2019 to 51.04% as of September 30, 2020.

During the three and nine months ended September 30, 2020 and 2019, the sales of HotApp Blockchain’s shares were de minimis compared to its outstanding shares and did not change the minority interest.

Changes of Ownership Percentage of Alset International

On July 13, 2020, due to share grants and warrant exercises, the Company’s ownership percentage of Alset International fell below 50% and the entity was deconsolidated in accordance with ASC 810-10-45-5. A gain of approximately $53 million was recorded as a result of the deconsolidation.

Upon deconsolidation the Company elected to apply the Fair Value Option under ASU 2016-01 to the investment in Alset International as the Company still retained significant influence of the subsidiary.

On August 20, 2020, the Company acquired 30,000,000 common shares from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. After that transaction, the Company’s ownership was 51.04%, at which point Alset International was required to be consolidated. Upon reconsolidation a loss of approximately $22 million was recorded.

During the period that the investment in Alset International was accounted for under ASU 2016-01, the Company recorded an unrealized loss on the fair value of the investment of approximately $31 million.

As of September 30, 2020, the Company’s ownership of Alset International is 51.04%.

As of December 29, 2020, Alset International has outstanding warrants and options to purchase 1,982,286,206 and 1,061,333 shares, respectively. Of the warrants outstanding, HF Enterprises Inc. holds warrants to purchase 359,834,471 shares, Chan Heng Fai, our founder and CEO, holds warrants to purchase 1,590,925,000 shares, and warrants to purchase 31,526,735 shares are held by third parties. All of the outstanding options to purchase 1,061,333 shares are owned by Chan Heng Fai. Due to this, the Company does not expect to own less than 50% of Alset International moving forward.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2020	$(59,888)	$1,613,125	$(84,968)	$1,468,269

Other Comprehensive Income	(8,240)	(1,094,810)	-	(1,103,050)

Balance at March 31, 2020	$(68,128)	$518,315	$(84,968)	$365,219

Other Comprehensive Income	8,147	389,413	(18,317)	379,243

Balance at June 30, 2020	$(59,981)	$907,728	$(103,285)	$744,462

Other Comprehensive Income	14,865	235,837	50,420	301,122

Balance at September 30, 2020	$(45,116)	$1,143,565	$(52,865)	$1,045,584

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Total
Balance at January 1, 2019	$(23,779)	$1,606,567	$1,582,788

Other Comprehensive Income	11,681	74,262	85,943

Balance at June 30, 2019	$(12,098)	$1,680,829	$1,668,731

Other Comprehensive Income	22	104,762	104,784

Balance at June 30, 2019	$(12,076)	$1,785,591	$1,773,515

Other Comprehensive Income	(37,099)	(403,990)	(441,089)

Balance at September 30, 2019	$(49,175)	$1,381,601	$1,332,426

11.	DISCONTINUED OPERATIONS

HotApps Information Technology Co. Ltd.

On October 25, 2018, HotApps International Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Guangzhou HotApps was a wholly owned subsidiary of HIP, which was primarily engaged in engineering work for software development, mainly voice over internet protocol. Guangzhou HotApps was also involved in a number of outsourcing projects, including projects related to real estate and lighting.

The parties to the Equity Purchase Agreement agreed that the purchase price for this transaction would be $100,000, which would be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000, and that such note would be due and payable in full in two years. As of September 30, 2020 and December 31, 2019, the outstanding receivable of this promissory note was $100,000. The closing of the Equity Purchase Agreement was subject to certain conditions; these conditions were met and the transaction closed on January 14, 2019.

The composition of assets and liabilities included in discontinued operations was as follows:

	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash	$-	$-
Deposit and other receivable	-	-
Total Current Assets	-	-

Fixed assets, net	-	-
Total Assets	$-	$-

Liabilities

Current Liabilities
Accounts payable and accrued expenses	$-	$-
Total Current Liabilities	-	-

Total Liabilities	$-	$-

 The aggregate financial results of discontinued operations were as follows:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Revenues:
Project fee-others	$-	$-	$-	$-
	-	-	-	-

Cost of revenues	-	-	-	-

Gross profit	$-	$-	$-	$-

Operating expenses:
Depreciation	-	-	-	48
General and administrative	-	-	-	3,662
Total operating expenses	-	-	-	3,710

(Loss) from operations	-	-	-	(3,710)

Other income (expenses):
Other sundry income	-	-	-	-
Foreign exchange (loss)	-	-	-	(2)
Total other (expenses) income	-	-	-	(2)

Loss from discontinued operations	$-	$-	$-	$(3,712)

The cash flows attributable to the discontinued operations are as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating	$-	$24,493
Investing	-	-
Financing	-	-
Net Change in Cash	$-	$24,493

Impact BioMedical Inc.

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of Document Securities Systems Inc. (“DSS”), pursuant to which, DBHS will acquire all of the outstanding capital stock of Impact BioMedical Inc., wholly owned subsidiary of GBM, through a share exchange. The aggregate consideration to be issued to GBM for the Impact BioMedical shares will be the following: (i) 483,334 newly issued shares of DSS common stock; and (ii) 46,868 newly issued shares of a new series of DSS perpetual convertible preferred stock with a stated value of $46,868,000, or $1,000 per share. The convertible preferred stock can be convertible into shares of DSS common stock at a conversion price of $6.48 of preferred stock stated value per share of common stock, subject to a 19.9% beneficial ownership conversion limitation (a so-called “blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by GBM. Holders of the convertible preferred stock will have no voting rights, except as required by applicable law or regulation, and no dividends will accrue or be payable on the convertible preferred stock. The holders of convertible preferred stock will be entitled to a liquidation preference of $1,000 per share, and DSS will have the right to redeem all or any portion of the then outstanding shares of convertible preferred stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share.

Under ASU 2014-08, a disposal transaction meets the definition of a discontinued operation if all of the following criteria are met:

1.
The disposal group constitutes a component of an entity or a group of components of an entity

2.
The component of an entity (or group of components of an entity) meets the held-for-sale classification criteria, is disposed of by sale, or is disposed of other than by sale (e.g., “by abandonment, in an exchange measured based on the recorded amount of the nonmonetary asset relinquished, or in a distribution to owners in a spinoff”).

3.
The disposal of a component of an entity (or group of components of an entity) “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results”.

Impact Biomedical Inc. is a group of subsidiaries of HFE and operates independently with its own financial reporting. The transaction is a disposal by sale and has a major effect on HFE’s financial results. Since it meets all above test criteria, we treated this disposal transaction as a discontinued operation in our financial statements.

On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares (however, any conversion will be subject to the blocker GBM has agreed to, as described above). After this transaction, we hold 500,001 shares of the common stock of DSS, representing 9.7% of the outstanding common stock of DSS. Our CEO, Chan Heng Fai owns an additional 14.5% of the common stock of DSS (not including any common or preferred shares we hold) and is the executive chairman of the board of directors of DSS. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. ASC 820, Fair Value Measurement and Disclosures, defines fair value of the financial assets. We value DSS common stock under level 1 category through quoted prices and preferred stock under level 3 category through a Monte Carlo valuation model. Under the “blocker” term in the agreement, the Company could convert 4,293 shares Convertible Preferred Stock into 662,500 shares of the common stock of DSS as of September 30, 2020. The quoted price of DSS common stock was $6.95 as of August 21, 2020. The total fair value of DSS common and preferred stocks GBM received as consideration for the disposal of Impact BioMedical was $67,208,173. As of August 21, 2020, the net asset value of Impact BioMedical was $57,143. The difference of $67,151,030 was recorded as additional paid in capital. We did not recognize gain or loss from this transaction as it was a related party transaction.

The composition of assets and liabilities included in discontinued operations is as follows:

	September 30,	December 31,
	2020	2019
Assets Cash
Assets Cash	$-	$108,731
Prepaid Expense	-	30,700
Total Asset	$-	$139,431

Liabilities
Accounts Payable	$-	$7,021
Total Liabilities	$-	$7,021

The financial results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating Expense
Research & Development	45,617	79,457	246,915	260,671
General & Administration	10,280	31,648	170,035	94,153
Total Operating Expense	55,897	111,105	416,950	354,824

Other Expense	138	17,449	488	30,395

Loss from Discontinued Operations	$(56,053)	$(128,554)	$(417,438)	$(385,219)

The cash flows attributable to the discontinued operation are as follows:

	Nine Months Ended on September 30, 2020	Nine Months Ended on September 30, 2019

Operating	$(522,435)	$(470,902)
Investing	-	(36,000)
Financing	-	-
Net Change in Cash	$(522,435)	$(506,902)

12.	INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of September 30, 2020 and December 31, 2019:

		Fair Value Measurement Using
	Amount at Cost	Level 1	Level 2	Level 3	Amount at Fair Value
September 30, 2020
Assets
Investment securities- Fair Value Option	$3,457,056	$4,787,454	$-	$-	$4,787,454
Investment securities- Trading	16,016	15,758	-	-	15,758
Convertible preferred stock	63,849,002	-	-	54,864,632	54,864,632
Convertible note receivable	50,000	-	-	77,477	77,477
Warrants - American Premium Water	-	-	-	-	-
Warrants - AMRE	-	-	-	-	-
Stock Options - Vivacitas	-	-	-	-	-
Total Investment in securities at Fair Value	$67,372,074	$4,803,212	$-	$54,942,109	$59,745,321

		Fair Value Measurement Using
	Amount at Cost	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2019
Assets
Investment securities- Fair Value Option	$3,457,056	$2,973,582	$-	$-	$2,973,582
Investment securities- Trading	16,016	15,907	-	-	15,907
Convertible note receivable	50,000	-	-	26,209	26,209
Stock Option - Vivacitas	-	-	-	-	-
Total Investment in securities at Fair Value	$3,523,072	$2,989,489	$-	$26,209	$3,015,698

Unrealized loss on investment securities for the nine months ended September 30, 2020 and 2019 was $42,169,116 and $146,470, respectively. Unrealized loss on investment securities for three months ended September 30, 2020 was $43,761,763 and unrealized gain on investment securities for the three months ended September 30, 2019 was $507,727.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at September 30, 2020 and December 31, 2019, respectively.

	Share price		Market Value
	9/30/2020	Shares	9/30/2020	Valuation

DSS (Related Party)	$4.560	500,001*	$2,280,005	Investment in Securities at Fair Value

AMBS (Related Party)	$0.011	20,000,000	$222,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.043	46,226,673	$1,980,350	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.003	122,039,000	$305,100	Investment in Securities at Fair Value

Others			$15,758	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$4,803,213

Vivacitas (Related Party)	N/A	2,480,000	$200,128	Investment in Securities at Cost
Nervotech	N/A	1,666	$36,628	Investment in Securities at Cost

	Total Equity Securities		$5,039,969

* Ratio of 1-for-30 (the “Reverse Split”) was effective at 5:01 p.m. Eastern Time on May 7, 2020 (the “Effective Time”)

	Share price		Market Value
	12/31/2019	Shares	12/31/2019	Valuation

DSS (Related Party)	$0.301	500,000	$150,500	Investment in Securities at Fair Value

AMBS (Related Party)	$0.013	20,000,000	$262,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.055	46,226,673	$2,561,082	Investment in Securities at Fair Value

Others			$15,907	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$2,989,489

Vivacitas (Related Party)	N/A	2,480,000	$200,128	Investment in Securities at Cost

	Total Equity Securities		$3,189,617

The DSS convertible preferred stock under level 3 category was valued through a Monte Carlo simulation model. As of September 30, 2020, the Company held 46,848 shares of DSS convertible preferred stock, which could convert to 7,232,716 common shares, with fair market value $54,864,632. The Monte Carlo model uses certain assumptions. The significant inputs and assumptions utilized are as follows:

	As of September 30,	As of August 21,
	2020	2020
Stock price	$4.52	$6.88
Risk-free rate	0.16%	0.16%
Annualized volatility	60.00%	60.00%
Forecast horizon in years	3.00	3.00
Trading steps per year	52.00	52.00
Probability of call (annual)	10.00%	10.00%

The selected stock prices represent the close market bid price of DSS on the valuation date. Risk - free interest rates were obtained from U.S. Treasury rates for the applicable periods. The volatility is based on the historical volatility of the DSS common stock. We assumed a three-year life for the preferred stock and assumed that after three-years the Company would desire to begin receiving a return on this investment – either through a conversion or liquidation. The Company has the right to call the preferred stock at any point. We believed that this is not a probable scenario but did apply a 10% annual probability of a call occurring.

The fair value of the Sharing Services Convertible Note under level 3 category as of September 30, 2020 and December 31, 2019 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2020	December 31, 2019

Dividend yield	0.00%	0.00%
Expected volatility	221.69%	159.88%
Risk free interest rate	0.13%	1.61%
Contractual term (in years)	2.01	2.76
Exercise price	$0.15	$0.15

We assumed dividend yield rate is 0.00% in Sharing Services. The volatility is based on the historical volatility of the Sharing Services’ common stock. Risk -free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2020 and 2019:

Total
Balance at January 1, 2020	$26,209
Total losses	(12,599)
Balance at March 31, 2020	$13,610
Total gain	13,115
Balance at June 30, 2020	$26,725
Gain during deconsolidation	21,628
Net losses	(8,955,246)
Acquisition of DSS Preferred Stock	63,849,002
Balance at September 30, 2020	$54,942,109

Total
Balance at January 1, 2019	$78,723
Total losses	(5,439)
Balance at March 31, 2019	$73,284
Total losses	(18,497)
Balance at June 30, 2019	$54,787
Total losses	(14,041)
Balance at September 30, 2019	$40,746

On March 2, 2020, the Company received warrants to purchase shares of AMRE, a related party private startup company, in conjunction with the Company lending a $200,000 promissory note. For further details on this transaction, refer to Note 8 Related Party Transactions, Note Receivable from a Related Party Company. The Company holds a stock option to purchase 250,000 shares of Vivacitas common stock at $1 per share at any time prior to the date of public offering. As of September 30, 2020 and December 31, 2019, both AMRE and Vivacitas were private companies. Based the management’s analysis, the fair value of the warrants and the stock option were $0 as of September 30, 2020 and December 31, 2019.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 122,039,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. Based on the management’s analysis, the fair value of the warrants from APW was $0 as of September 30, 2020.

13.	COMMITMENTS AND CONTINGENCIES

Lots Sales Agreement

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2014, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. Through December 31, 2019, NVR has purchased 123 lots. In the nine months ended on September 30, 2020, NVR purchased 72 additional lots.

On July 20, 2016, SeD Maryland entered into a lot purchase agreement with Orchard Development Corporation relating to the sale of 210 multifamily units in the Ballenger Run Project for a total purchase price of $5,250,000, which closed on August 7, 2018.

On February 19, 2018, SeD Maryland entered into a contract to sell the Continuing Care Retirement Community Assisted Independent Living parcel to Orchard Development Corporation. It was agreed that the purchase price for the 5.9 acre lot would be $2,900,000 with a $50,000 deposit. It was also agreed that Orchard Development Corporation would have the right to terminate the transaction during the feasibility study period, which would last through May 30, 2018, and receive a refund of its deposit. On April 13, 2018, Orchard Development Corporation indicated that it would not be proceeding with the purchase of the CCRC parcel. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland will convert the 5.9 acre CCRC parcel to 36 lots (the 28 feet wide villa lot) and sell to NVR. SeD Maryland pursued the required zoning approval to change the number of such lots from 85 to 121, which was approved in July 2019.

On July 3, 2018, 150 CCM Black Oak entered into a Purchase and Sale Agreement with Houston LD, LLC for the sale of 124 lots located at its Black Oak project. Pursuant to the Purchase and Sale Agreement, it was agreed that 124 lots would be sold for a range of prices based on the lot type. In addition, Houston LD, LLC agreed to contribute a “community enhancement fee” for each lot, collectively totaling $310,000, which is currently held in escrow. 150 CCM Black Oak will apply these funds exclusively towards an amenity package on the property. The closing of the transactions contemplated by the Purchase and Sale Agreement was subject to Houston LD, LLC completing due diligence to its satisfaction. On October 12, 2018, 150 CCM Black Oak Ltd entered into an Amended and Restated Purchase and Sale Agreement (the “Amended and Restated Purchase and Sale Agreement”) for these 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000, 150 CCM Black Oak Ltd was required to meet certain closing conditions and the timing for the closing was extended.

On January 18, 2019, the sale of 124 lots in Magnolia, Texas was completed.

Royalty Fees

The Company has royalty commitments for the license and sale rights of certain nutraceutical products that include both fixed and variable royalty payments through 2022. The fixed royalty commitments are $15,000 per month. Variable royalty payments vary from $1.00 per unit sold to $0.20 per unit sold depending on sales volume. The Exclusive Sublicensing Agreement was terminated on January 8, 2019.

Litigation with Gara Group

On September 27, 2019, iGalen International Inc., one of our majority-owned subsidiaries, and iGalen Inc., its wholly-owned subsidiary, filed a complaint in the Superior Court of the State of California, County of San Diego, Central Division, against Gara Group, Inc., a Delaware corporation, and certain affiliated or related entities, including the Chief Executive Officer of the Gara Group (collectively these entities are referred to herein as the “Gara Group”). A similar complaint had been filed in Utah on September 26, 2019, but subsequently re-filed in California. The complaint, as amended on October 24, 2019, enumerates causes of action for breach of contract, breach of covenant of good faith and fair dealing and intentional interference with economic relations.

iGalen Inc. and Gara Group are parties to a Specialized Services Agreement, dated March 29, 2017 (the “Specialized Services Agreement”). iGalen Inc. contracted with Gara Group to provide for services that include, among other things, (i) product fulfillment; (ii) software development and maintenance of an onsite “Platform,” which includes a company website and interactive portal referred to as the “Back Office”; and (iii) managing iGalen’s social media sites. The Gara Group had previously claimed that iGalen Inc. owed Gara Group certain amounts, including (i) $125,000 for “Back Office Fees”; (ii) $150,000 for “Speaking Fees”; and (iii) $67,299 for services related to iGalen’s merchant account, back office, and shipping fulfillment, invoiced on August 28 and 31, and September 15, 2019. iGalen Inc.’s amended complaint notes that no provision in the Specialized Services Agreement allows for the particular “Back Office Fees” of $125,000 and that no provision in the Specialized Services Agreement allows for the so-called “Speaking Fees” of $150,000. Gara Group cut off services to iGalen following iGalen’s indication that it was disputing the amounts owed. iGalen’s amended complaint notes that the actions of Gara Group and Mr. Gara have caused, and continue to cause, iGalen to suffer substantial harm by, among other things, making it so iGalen was unable to communicate with distributors via its website and Back Office, fulfill orders made by distributors, or pay commission to distributors. iGalen is seeking damages.

On October 10, 2019, Gara Group filed a complaint in the Superior Court of the State of California, County of San Diego, Central Division against iGalen International Inc., iGalen Inc., Alset International, Chan Heng Fai, Dr. Rajen Manicka and David Price, an executive of iGalen Inc. Gara Group’s complaint for damages asserts that the Gara Group is entitled to general damages of $9,000,000 and liquidated damages of $50,000,000. iGalen Inc. intends to vigorously contest this matter. No trial date has been set. The Company is unable to assess the risk of loss at this time, but does not believe the outcome will have a material effect on our financial statements.

In addition, from time to time, during the normal course of our businesses, we may be subject to various litigation claims and legal disputes, including in the area of intellectual property (e.g., trademarks, copyrights and patents). Our intellectual property rights extend to our technology, business processes and the content on our website. We use the intellectual property of third parties in marketing and providing our services through contractual and other rights. Despite our efforts, from time to time, third parties may allege that we have violated their intellectual property rights.

Although the results of claims, lawsuits and proceedings in which we may be involved cannot be predicted with certainty, we do not currently believe that the final outcome of the matters discussed above will have a material adverse effect on our business, financial condition or results of operations. However, defending and prosecuting any such claims is costly and may impose a significant burden on our management and employees. In addition, we may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. With regard to intellectual property matters which may arise, if we are unable to obtain an outcome which sufficiently protects our rights, successfully defends our use or allows us time to develop non-infringing technology and content or to otherwise alter our business practices on a timely basis in response to the claims against us, our business, prospects and competitive position may be adversely affected.

Promissory Note from Azure

Pursuant to a Secured Promissory Note dated as of August 13, 2018, on October 13, 2019 Azure Holdings, LLC, was obligated to pay our subsidiary, 150 CCM Black Oak Ltd, $140,000 in principal, plus accrued interest at the rate of 2.5% per annum through October 13, 2019. Azure Holdings, LLC failed to pay the amount due. Effective as of October 13, 2019, the interest rate increased to a default rate of 18% per annum. The Company has subsequently had numerous communications with Azure Holdings, LLC regarding the payment of this Secured Promissory Note, and attempts to set a schedule for Azure Holdings, LLC to repay the amount due. We have not yet commenced litigation against either Azure Holdings, LLC or the guarantor of this Secured Promissory Note, but may do so in the immediate future.  Based on current situation, the management has not believed that the collection from Azure is probable. As of September 30, 2020 and December 31, 2019, $169,166 and $149,697 were due to 150 CCM Black Oak Ltd, respectively.

14.	DIRECTORS AND EMPLOYEES’ BENEFITS

Stock Option plans HFE

The Company reserves 500,000 shares of common stock under the Incentive Compensation Plan for high-quality executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. This plan is meant to enable such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expand their maximum efforts in the creation of shareholder value. As of September 30, 2020 and December 31, 2019, there have been no options granted.

Alset International Stock Option plans

On November 20, 2013, Alset International approved a Stock Option Plan (the “2013 Plan”). Employees, executive directors, and non-executive directors (including the independent directors) are eligible to participate in the 2013 Plan.

The following tables summarize stock option activity under the 2013 Plan for the nine months ended September 30, 2020:

	Options for		Remaining Contractual	Aggregate
	Common Shares	Exercise Price	Term (Years)	Intrinsic Value
Outstanding as of December 31, 2019	1,061,333	$0.09	4.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of September 30, 2020	1,061,333	$0.09	3.25	$-
Vested and exercisable at September 30, 2020	1,061,333	$0.09	3.25	$-

15.	SUBSEQUENT EVENTS

The Company evaluated the events and transactions subsequent to September 30, 2020, the balance sheet date, through October 15, 2020, the date the consolidated financial statements were available to be issued.

COVID-19

Since the beginning of 2020 there is an outbreak of the novel strain of coronavirus (“COVID-19”), which has spread to over 200 countries, including United States. COVID-19 was declared a global pandemic in March, 2020 and worldwide mitigation and measures were recommended.  The impact of the outbreak is evolving and is adversely affecting global economic activities and contributes to significant instability in financial markets. While the impact related to current situation cannot be estimated at this time, it is possible that changes in the fair values of various investments could materially adversely affect our future financial statements.

Forgiveness of PPP Loan

On November 26, 2020, the amount of $64,502 from the PPP Loan was forgiven by the United States Small Business Administration and was recorded as other income. At such date, the PPP loan balance was $4,000.

Initial Public Offering

On November 23, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., as representative of the underwriters (“Aegis”), pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 2,160,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial public offering price of $7.00 per share. Aegis has a 60-day over-allotment option to purchase up to an additional 324,000 shares of Common Stock at $6.475 per share. The Offering closed on November 27, 2020.

The Offering was the Company’s initial public offering and the shares began trading on The Nasdaq Capital Market on November 24, 2020 under the symbol “HFEN.” The shares were offered by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-235693), filed with the Securities and Exchange Commission (the “Commission”), which was declared effective by the Commission on November 12, 2020 (the “Registration Statement”). Aegis acted as lead book-running manager for the Offering and Westpark Capital, Inc. acted as co-manager.

The net proceeds to the Company from the Offering, after deducting the underwriting discount, underwriters’ fees and expenses and other expenses of the offering, were approximately $12.7 million. The Company anticipates using the net proceeds from the Offering primarily to fund possible acquisitions of new companies and properties, and for working capital and other general corporate purposes.

Also, under the terms of the Underwriting Agreement, the Company, upon closing of the Offering, issued to Aegis a warrant (the “Representative’s Warrant”) to purchase an aggregate of 108,000 shares of common stock (5% of the total shares issued in the Offering). The Representative’s Warrant is exercisable at a per share price of $9.80 (equal to 140% of the initial public offering price of the Common Stock) and is exercisable at any time and from time to time, in whole or in part, during the four-year period commencing from the date of issuance.

DSS Shares Exercise

On October 16, 2020, GBM converted 4,293 shares of the DSS Series A Convertible Preferred Stock into 662,500 shares of the common stock of DSS. As the time of conversion, we owned approximately 19.9% of the common stock of DSS, and our CEO, Chan Heng Fai, owns an additional 12.8% of the common stock of DSS (not including any common or preferred shares we held).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include by are not limited to economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances and failure to successfully develop business relationships.

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in property development, digital transformation technology and biohealth activities with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage our three principal businesses primarily through our subsidiary Alset International Limited (“Alset International”), which is a public company traded on the Singapore Stock Exchange and in which we own a 51.04% equity interest. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing two significant real estate projects near Houston, Texas and in Frederick, Maryland in our property development segment. We have designed applications for enterprise messaging and e-commerce software platforms in the United States and Asia in our digital transformation technology business unit. Our recent foray into the biohealth segment includes research to treat neurological and immune-related diseases, nutritional chemistry to create a natural sugar alternative, research regarding innovative products to slow the spread of disease, and natural foods and supplements.

We opportunistically identify global businesses for acquisition, incubation and corporate advisory services, primarily related to our existing operating business segments. We also have ownership interests outside of Alset International, including an indirect 16.8% equity interest in Holista CollTech Limited, a public Australian company that produces natural food ingredients, and an indirect 13.1% equity interest in Vivacitas Oncology Inc., a U.S.-based biopharmaceutical company, but neither of which company has material asset value relative to our principal businesses. Under the guidance of Chan Heng Fai, our founder, Chairman and Chief Executive Officer, who is also our largest stockholder, we have positioned ourselves as a participant in these key markets through a series of strategic transactions. Our growth strategy is both to pursue acquisition opportunities that we can leverage on our global network using our capital and management resources and to accelerate the expansion of our organic businesses.

We generally acquire majority and/or control stakes in innovative and promising businesses that are expected to appreciate in value over time. Our emphasis is on building businesses in industries where our management team has in-depth knowledge and experience, or where our management can provide value by advising on new markets and expansion. We have at times provided a range of global capital and management services to these companies in order to gain access to Asian markets. We have historically favored businesses that improve an individual’s quality of life or that improve the efficiency of businesses through technology in various industries. We believe our capital and management services provide us with a competitive advantage in the selection of strategic acquisitions, which creates and adds value for our company and our stockholders.

Following the period covered by this report, on November 23, 2020, we entered into an underwriting agreement with Aegis Capital Corp., as representative of the underwriters (“Aegis”), pursuant to which we agreed to sell to the underwriters in a firm commitment underwritten public offering (the “Offering”) of an aggregate of 2,160,000 shares of our common stock, par value $0.001 per share (the “Common Stock”), at an initial public offering price of $7.00 per share. Aegis has a 60 day over-allotment option to purchase up to an additional 324,000 shares of Common Stock at the initial public offering price. The Offering closed on November 27, 2020.

The Offering was our initial public offering and the shares began trading on The Nasdaq Capital Market on November 24, 2020 under the symbol “HFEN.” The shares were offered by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-235693), which was declared effective by the Securities and Exchange Commission on November 12, 2020. Aegis acted as lead book-running manager for the Offering and Westpark Capital, Inc. acted as co-manager.

Financial Impact of the COVID-19 Pandemic

Real Estate Projects

The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March through September 2020, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of town homes to NVR. To date, sales of such town homes by NVR are up in 2020 compared to the first nine months of 2019. Such town homes are often sold to first-time home buyers, who do not have to worry about selling their existing homes. We believe low interest rates have encouraged home sales. Many buyers opted to see home models at the project virtually. This technology allowed them to ask questions to sales staff and see the town homes.

We have received strong indications that buyers and renters across the country are expressing interest in moving from more densely populated urban areas to the suburbs. We believe that our Ballenger Run project is well suited and positioned to accommodate those buyers. Our latest phase for sale at Ballenger Run, involving single-family homes, has seen a high number of interested potential buyers signing up for additional information and updates on home availability.

The COVID-19 pandemic could impact the ability of our staff and contractors to continue to work, and our ability to conduct our operations in a prompt and efficient manner. To date, we experienced a slowdown in the construction of a clubhouse at the Ballenger Run project, which had been completed behind the original schedule. This delay was caused in part by policies requiring lower numbers of contractors working indoors.

The COVID-19 pandemic may adversely impact the timeliness of local government in granting real estate permits and licenses required for various development projects. Accordingly, the COVID-19 pandemic may cause the completion of important stages in our real estate projects to be delayed.

At our Black Oak project in Texas, we have strategically redesigned the lots over the past year for smaller “starter home” products that we believe will be more resilient in fluctuating real estate markets. Should we initiate sales at Black Oak, we believe the same implications described above, regarding our Ballenger Run project, may apply to our Black Oak project in the near future (including the general trend of customers’ interest shifting from urban to suburban areas). In addition, Houston and its surrounding areas have been economically impacted by the decline in energy prices in 2020. Unlike our Ballenger Run project, our Black Oak project may include our involvement in single family rental home development.

On April 6, 2020, the Company received a loan in the principal amount of $68,502 pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act. On November 26, 2020, $64,502 of this loan was forgiven by the United States Small Business Administration.

On June 18, 2020, Alset EHome Inc. (formerly known as Alset iHome Inc.) entered into a loan agreement (the “M&T Loan Agreement”) with M&T Bank. Pursuant to the M&T Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000, as described in “Liquidity and Capital Resources” below. It is intended that this loan will be utilized to commence our residential initiatives.

Our subsidiaries are reviewing plans for potential additional fundraising to fund single family rental operations and the acquisition of additional real estate projects.

Other Business Activities

The COVID-19 pandemic may adversely impact our potential to expand our business activities in ways that are difficult to assess or predict. The COVID-19 pandemic continues to evolve. The COVID-19 pandemic has impacted, and may continue to impact, the global supply of certain goods and services in ways that may impact the sale of products to consumers that we, or companies we may invest in or partner with, will attempt to make. The COVID-19 pandemic may prevent us from pursuing otherwise attractive opportunities.

Impact on Staff

Most of our U.S. staff works out of our Bethesda, Maryland office. At our office in Texas, we received a 50% rent abatement for the month of May 2020.

Our U.S. staff has shifted to mostly working from home since March 2020, but this has had a minimal impact on our operations to date. Our staff in Singapore and Hong Kong has been able to work from home when needed with minimal impact on our operations, however our staff’s ability to travel between our Hong Kong and Singapore offices has been significantly limited, and our staff’s travel between the U.S. and non-U.S. offices has been suspended since March 2020. The COVID-19 pandemic has also impacted the frequency with which our management would otherwise travel to the Black Oaks project; however, we have a contractor in Texas providing supervision of the project. Management continues to regularly supervise the Ballenger Run project. Limitations on the mobility of our management and staff may slow down our ability to enter into new transactions and expand existing projects.

We have not reduced our staff in connection with the COVID-19 pandemic. To date, we did not have to expend significant resources related to employee health and safety matters related to the COVID-19 pandemic. We have a small staff, however, and the inability of any significant number of our staff to work due to illness or the illness of a family member could adversely impact our operations.

Matters that May or Are Currently Affecting Our Business

In addition to the matters described above, the primary challenges and trends that could affect or are affecting our financial results include:

●      Our ability to improve our revenue through cross-selling and revenue-sharing arrangements among our diverse group of companies;

●      Our ability to identify complementary businesses for acquisition, obtain additional financing for these acquisitions, if and when needed, and profitably integrate them into our existing operation;

●      Our ability to attract competent, skilled technical and sales personnel for each of our businesses at acceptable compensation levels to manage our overhead; and

 ●      Our ability to control our operating expenses as we expand each of our businesses and product and service offerings.

Results of Operations

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$2,148,923	$5,306,863	$7,179,919	$22,944,498
Operating Expenses	2,414,563	5,576,162	9,806,242	27,447,320
Other Income (Expense)	(12,946,960)	1,197,775	(10,203,324)	357,436
Loss from Discontinued Operations	(56,053)	(128,554)	(417,438)	(388,931)
Net Loss	$(13,342,758)	$799,922	$(13,435,844)	$(4,534,317)

Revenue

The following tables sets forth period-over-period changes in revenue for each of our reporting segments:

	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Property development	$2,146,992	$4,938,017	$(2,791,025)	(57%)
Biohealth	1,931	360,351	(358,420)	(99%)
Digital transformation technology	-	-	-	-
Other	-	8,495	(8,495)	(100%)
Total revenue	$2,148,923	$5,306,863	$(3,157,940)	(60%)

	Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Property development	$7,148,786	$21,509,197	$(14,360,411)	(67%)
Biohealth	31,133	1,406,951	(1,375,818)	(98%)
Digital transformation technology	-	-	-	-
Other	-	28,350	(28,350)	(100%)
Total revenue	$7,179,919	$22,944,498	$(15,764,579)	(69%)

Revenue was $2,148,923 and $5,306,863 for the three months ended September 30, 2020 and 2019, respectively, reflecting a decrease of $3,157,940 or 60%. Revenue was $7,179,919 for the nine months ended September 30, 2020, compared to $22,944,498 for the nine months ended September 30, 2019, reflecting a decrease of $15,764,579 or 69%. An increase in property sales from the Ballenger Project and first sale of a section of Black Oak Project in the first quarter of 2019 contributed to higher revenue in that period. Pursuant to a lot purchase agreement dated July 3, 2018, 150 CCM Black Oak Ltd sold 124 lots located in the Company’s Black Oak project to Houston LD, LLC for a total purchase price of $6,175,000 in January 2019. For our Ballenger Project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Revenue from our biohealth segment comes primarily from direct sales by iGalen Inc. (formerly known as iGalen USA, LLC), which is 100% owned by iGalen International Inc., 53% of which is owned by Alset International. During the three months ended on September 30, 2020 and 2019, the revenue from iGalen was $1,331 and $360,351, respectively, reflecting a decrease of $359,020 or almost 100%. During the nine months ended September 30, 2020 and 2019, the revenue from iGalen Inc. was $30,533 and $1,406,951, respectively, reflecting a decrease of $1,376,418 or 98%. The decrease was mainly due to slow sales of current products and delay of the new product’s promotion.

In October 2019, the Company expanded its biohealth segment to Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World, similarly to iGalen Inc., operates based on a direct sale model of health supplements. HWH World is at the beginning stage of operations recognized only approximately $600 in revenue in nine months ended September 30, 2020.

The category described as “Other” includes corporate and financial services and new venture businesses. "Other" includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the nine months ended September 30, 2020 and 2019, the revenue from other businesses was $0 and $28,350, respectively, generated by fund management services. In the three months ended September 30, 2020 and 2019, the revenue from other businesses was $0 and $8,495, respectively.

We currently recognize revenue from the sale of our subdivision development properties, the sale of our biohealth products and the rendering of digital transformation technology services through consulting fees. Sales of real properties accounted for approximately 99% of our total revenue in the first nine months of 2020 and sales of biohealth products accounted for approximately 1%. Sales of properties accounted for approximately 94% of our total revenue in first nine months of 2019 and sales of biohealth products accounted for approximately 6%.

From a geographical perspective, we recognized 100%, and 98% of our total revenue in the first nine months of 2020 and 2019, respectively, in the United States.

We believe that, on an ongoing basis, revenue generated from our property development business will decline as a percentage of our total revenue as we expect to experience greater revenue contributions from our digital transformation technology, biohealth businesses and future business acquisitions.

Operating Expenses

The following tables sets forth period-over-period changes in cost of sales for each of our reporting segments:

	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Property development	$1,610,238	$4,090,759	$(2,480,521)	(61%)
Biohealth	6,139	39,725	(33,586)	(85%)
Digital transformation technology	-	-	-	-
Other	-	-	-	-
Total Cost of Sales	$1,616,377	$4,130,484	$(2,514,107)	(61%)

	Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Property development	$5,603,164	$18,819,865	$(13,216,701)	(70%)
Biohealth	6,139	357,935	(351,796)	(98%)
Digital transformation technology	-	-	-	-
Other	-	-	-	-
Total cost of sales	$5,609,303	$19,177,800	$(13,568,497)	(71%)

Cost of sales decreased from $4,130,848 in the three months ended September 30, 2019 to $1,616,377 in the three months ended September 30, 2020, reflecting a decrease of $2,514,107 or 61%, as a result of the decrease in sales in the Ballenger Run project. Cost of sales decreased from $19,177,800 in the nine months ended September 30, 2019 to $5,609,303 in the nine months ended September 30, 2020, reflecting a decrease of $13,568,497 or 71%, as a result of the decrease in sales in the Ballenger Run and Black Oak projects. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of sales to increase as revenue increases.

The gross margin decreased from $1,176,379 to $532,546 in the three months ended September 30, 2019 and 2020, respectively, reflecting a decrease of $643,833 or 55%. The gross margin decreased from $3,766,698 to $1,570,616 in the nine months ended September 30, 2019 and 2020, respectively, reflecting a decrease of $2,196,082 or 58%. The decrease of gross margin was caused by the decrease of gross margin of Ballenger Run project, mostly due to the decrease in the sales. The gross margin from sale of Black Oak section one lots was approximately $0 after real estate impairment of $1.5 million was recorded in 2018.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Property development	$131,326	$170,831	$(39,505)	(23%)
Biohealth	174,283	571,591	(397,308)	(70%)
Digital transformation technology	(7,289)	34,969	(42,258)	(121%)
Other	499,866	672,133	(172,267)	(26%)
Discontinued Operations	55,897	111,105	(55,208)	(50%)
Total operating expenses	$854,083	$1,560,629	$(706,860)	(45%)

	Nine Months Ended September 30,		Change
	2020	2019	Dollars	Percentage
Property development	$634,254	$4,598,112	$(3,963,858)	(86%)
Biohealth	388,083	1,780,026	(1,391,943)	(78%)
Digital transformation technology	87,972	193,959	(105,987)	(55%)
Other	3,086,630	1,697,423	1,389,207	82%
Discontinued Operations	416,950	358,534	58,416	16%
Total operating expenses	$4,613,889	$8,628,054	$(4,014,165)	(47%)

The decrease of operating expenses of property development in 2020 compared with 2019 was mostly caused by the recognition of $3.9 million impairment in the first half of 2019. The decrease of research and development expense in biohealth segment because of the discontinued operations was the main reason of decrease of operating expenses in biohealth segment in 2020 compared with 2019. The increase expense in other segment was mostly due to the issuance of Alset International’s stock for performance award program at the expense of $1,564,376 in second quarter of 2020.

Other Income (Expense)

In the three months ended September 30, 2020, the Company had other expense of $12,946,960 compared to other income of $1,197,775 in the three months ended September 30, 2019, reflecting an increase in other expense of $14,144,735 or 1,181%. In the nine months ended September 30, 2020, the Company had other expense of $10,203,323 compared to other income of $357,436 in the nine months ended September 30, 2019, reflecting an increase in other expense of $10,560,759 or 2,955%. The change in unrealized gain (loss) on securities investment and on foreign exchange transactions are the primary reasons for the volatility in these two periods. Unrealized loss on securities investment was $42,169,116 and $43,761,763 during nine and three months ended on September 30, 2020, respectively. Unrealized loss on security investment was $146,470 during the nine months ended on September 30, 2019; unrealized gain on security investment was $507,727 during the three months ended on September 30, 2019. Foreign exchange transaction loss was $415,203 in the three months ended September 30, 2020, compared to $757,068 gain in the three months ended September 30, 2019. Foreign exchange transaction gain was $960,268 in the nine months ended September 30, 2020, compared to $438,608 gain in the nine months ended September 30, 2019.

From July 13, 2020 through August 20, 2020, our ownership of Alset International dropped below 50% and the investment in that company was recorded by Fair Value Option under ASU 2016-01. On August 20, 2020, the Company regained greater than 50% ownership of Alset International and reconsolidated the entity. The final net result of losing and regaining control of Alset International did not significantly affect Other Income (Expense).

Discontinued Operations

On October 25, 2018, HotApps International Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc., pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). Guangzhou HotApps was a wholly owned subsidiary of HIP, which was primarily engaged in engineering work for software development, mainly voice over internet protocol. Guangzhou HotApps was also involved in a number of outsourcing projects, including projects related to real estate and lighting.

The parties to the Equity Purchase Agreement agreed that the purchase price for this transaction would be $100,000, which would be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000, and that such note would be due and payable in full in two years. As of September 30, 2020 and December 31, 2019, the outstanding receivable of this promissory note was $100,000. The closing of the Equity Purchase Agreement was subject to certain conditions; these conditions were met and the transaction closed on January 14, 2019.

During the three months ended September 30, 2020 and 2019, no income or loss from this discontinued operation was recognized. During the nine months ended September 30, 2020, no income or loss from this discontinued operation was recognized. During the nine months ended on September 30, 2019, the discontinued loss was $3,712.

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of Document Securities Systems Inc. (“DSS”), pursuant to which, DBHS will acquire all of the outstanding capital stock of Impact BioMedical Inc., wholly owned subsidiary of GBM, through a share exchange. The aggregate consideration to be issued to GBM for the Impact BioMedical shares will be the following: (i) 483,334 newly issued shares of DSS common stock; and (ii) 46,868 newly issued shares of a new series of DSS perpetual convertible preferred stock with a stated value of $46,868,000, or $1,000 per share. The convertible preferred stock can be convertible into shares of DSS common stock at a conversion price of $6.48 of preferred stock stated value per share of common stock, subject to a 19.9% beneficial ownership conversion limitation (a so-called “blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by GBM. Holders of the convertible preferred stock will have no voting rights, except as required by applicable law or regulation, and no dividends will accrue or be payable on the convertible preferred stock. The holders of convertible preferred stock will be entitled to a liquidation preference of $1,000 per share, and DSS will have the right to redeem all or any portion of the then outstanding shares of convertible preferred stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share.

On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares (however, any conversion will be subject to the blocker GBM has agreed to, as described above). After this transaction, we hold 500,001 shares of the common stock of DSS, representing 9.7% of the outstanding common stock of DSS. Our CEO, Chan Heng Fai owns an additional 14.5% of the common stock of DSS (not including any common or preferred shares we hold) and is the executive chairman of the board of directors of DSS. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. ASC 820, Fair Value Measurement and Disclosures, defines fair value of the financial assets. We value DSS common stock under level 1 category through quoted prices and preferred stock under level 3 category through a Monte Carlo valuation model. Under the “blocker” term in the agreement, the Company could convert 4,293 shares Convertible Preferred Stock into 662,500 shares of the common stock of DSS as of September 30, 2020. The quoted price of DSS common stock was $6.95 as of August 21, 2020. The total fair value of DSS common and preferred stocks GBM received as consideration for the disposal of Impact BioMedical was $67,208,173. As of August 21, 2020, the net asset value of Impact BioMedical was $57,143. The difference of $67,151,030 was recorded as additional paid in capital. We did not recognize gain or loss from this transaction as it was a related party transaction.

During the three months ended September 30, 2020 and 2019, the discontinued operation loss from Impact BioMedical Inc was $56,053 and $128,554, respectively. During the nine months ended September 30, 2020, the discontinued operation loss from Impact BioMedical Inc was $417,438 and $385,219, respectively.

On October 16, 2020, GBM converted an aggregate of 4,293 shares of Series A Convertible Preferred Stock into 662,500 shares of the common stock of DSS. We now own approximately 19.9% of the common stock of DSS, and our CEO, Chan Heng Fai, owns an additional 12.8% of the common stock of DSS (not including any common or preferred shares we hold).

Net Income (Loss)

In the nine months ended September 30, 2020, the Company had net loss of $13,435,843 compared to net loss of $4,534,317 in the nine months ended September 30, 2019, reflecting an increase of $8,901,526 or 196%. In the three months ended September 30, 2020 the Company had net loss of $13,342,758 compared to net gain of $799,922 in the three months ended September 30, 2019, reflecting an increase of the net loss of $14,142,680 or 1,768%.

Liquidity and Capital Resources

Our real estate assets have increased to $24,990,366 as of September 30, 2020 from $23,884,704 as of December 31, 2019. This increase primarily reflects a higher increase in the capitalized costs related to the construction in progress and impairment recorded on the Black Oak project than in the cost of sales. Our cash has increased from $2,774,587 as of December 31, 2019 to $8,754,202 as of September 30, 2020. Our liabilities increased from $13,649,449 at December 31, 2019 to $14,499,650 at September 30, 2020. Our total assets have increased to $101,474,030 as of September 30, 2020 from $35,872,780 as of December 31, 2019 mainly due to the increase in cash and investments in securities.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by a $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland.

On June 18, 2020, Alset EHome Inc. (previously known as Alset iHome Inc.), entered into the M&T Loan Agreement. Pursuant to the M&T Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000. Repayment of this loan is secured by a deed of trust issued to the Lender on the property owned by certain subsidiaries of Alset EHome Inc. The maturity date of this loan is May 1, 2022. Certain subsidiaries of our company are the guarantors of this loan.

Currently the Black Oak project does not have any financing from third parties. On July 20, 2018, 150 CCM Black Oak Ltd. was reimbursed $4,592,079 from the Harris County Improvement District No. 17 for previous expenses incurred by 150 CCM Black Oak Ltd. in the development and installation of infrastructure within the Black Oak project. The future development timeline of Black Oak project is based on multiple limiting conditions, such as the amount of the funds raised from capital market, the loans from third party financial institutions, and the government reimbursements. The development proceed in stages and expenses will be contingent on the amount of funding we will receive.

On November 29, 2016, Alset EHome Inc. entered into three $500,000 loans for a total of $1.5 million that were to incur annual interest at 8%. The principal was paid in full on November 29, 2019.

On April 6, 2020, the Company entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first ten months of principal and interest deferred. On November 26, 2020, $64,502 of this loan was forgiven by the United States Small Business Administration and $64,502 was recorded as other income.

During the year ended on December 31, 2017, Chan Heng Fai provided non-interest loans in the aggregate amount of $7,156,680 for the general operations of the Company. The loans are interest free, not tradable, unsecured, and repayable on demand. On October 15, 2018, a formal lending agreement between Alset International and Chan Heng Fai was executed. Under the agreement, Chan Heng Fai provided a lending credit limit of approximately $10 million for Alset International with an interest rate of 6% per annum for the outstanding amount of the loan, which commenced retroactively from January 1, 2018. The loans are still not tradable, unsecured and repayable on demand. As of September 30, 2020 and December 31, 2019, the outstanding principal balance of the Related Party Loan was $0 and $4,246,604, respectively. Interest started to accrue on January 1, 2018 at 6% per annum. During the nine months ended September 30, 2020 and 2019, the interest expenses were $129,566 and $268,847, respectively. During the three months ended on September 30, 2020 and 2019, the interest expenses were $6,334 and $68,482, respectively. As of September 30, 2020 and December 31, 2019, the accrued interest total was $0 and $822,405, respectively.

Chan Heng Fai provided an interest-free, due on demand, advance to the Company for the Company’s general operations. On September 30, 2020 and December 31, 2019, the outstanding balance was $178,400.

On August 20, 2020, our wholly-owned subsidiary Hengfai Business Development Pte. Ltd. purchased 30,000,000 shares of Alset International from our founder, Chairman, and Chief Executive Officer, Chan Heng Fai, for S$1,860,000 Singapore Dollars ($1,333,429 U.S. Dollars). The Company issued a two-year interest bearing note.

              On May 1, 2018, Rajen Manicka, CEO and one of the directors of iGalen International Inc., which holds 100% of iGalen Inc., provided a loan of approximately $367,246 to iGalen Inc. (the “2018 Rajen Manicka Loan”). The term of this loan is ten years. The 2018 Rajen Manicka Loan has an interest rate of 4.7% per annum. On March 8, March 27 and April 23, 2019, iGalen borrowed additional monies of $150,000, $30,000 and $50,000, respectively, from Rajen Manicka, total $230,000 (the “2019 Rajen Manicka Loan”). The 2019 Rajen Manicka Loan is interest free, not tradable, unsecured, and repayable on demand. As of September 30, 2020 and December 31, 2019, the total outstanding principal balance of the 2018 Rajen Manicka Loan and 2019 Rajen Manicka Loan was $531,030 and $546,397, respectively, and was included in the Notes Payable – Related Parties balance on the Company’s Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2020 and 2019, the Company incurred $13,185 and $8,084 of interest expense on the 2018 Rajen Manicka Loan and 2019 Rajen Manicka Loan, respectively. During the three months ended September 30, 2020 and 2019, the Company incurred $4,411 and $0 of interest expense on the 2018 Rajen Manicka Loan and 2019 Rajen Manicka Loan, respectively.

On August 13, 2019, iGalen International Inc., which holds 100% of iGalen Inc., borrowed $250,000 from Decentralized Sharing Services, Inc., a company whose sole shareholder and director is Chan Heng Fai, our CEO. The term of the loan is 12 months, with an interest rate of 10% per annum. In addition, Decentralized Sharing Services, Inc. received the right to receive 3% of any revenue received by iGalen International Inc. for 99 years. During the nine months ended September 30, 2020, the Company incurred $9,729 of interest expense and $0 from the right to receive 3% of revenue. During the three months ended September 30, 2020 the Company incurred $0 of interest expense and $0 from the right to receive 3% of revenue. The amount outstanding on the loan as of September 30, 2020 and December 31, 2019 was $0 and $250,000, respectively. The accrued interest was $19,318 and $9,589 as of September 30, 2020 and December 31, 2019. The principal of $250,000 was paid off in June 2020.

On November 3, 2019, iGalen Inc. borrowed $160,000 (“iGalen Loan”) from iGalen Funding Inc., a company whose directors and shareholders include two members of the Board of iGalen Inc. The term of the iGalen Loan was 6 months, with an interest rate of 10% per annum. During the nine months ended September 30, 2020, the Company incurred $11,967 of interest expense on the iGalen Loan. During the three months ended September 30, 2020 the Company incurred $3,989 of interest expense on the iGalen Loan. The amount outstanding on the iGalen Loan as of September 30, 2020 and December 31, 2019 was $160,000 and $160,000, respectively. The accrued interest was $14,510 and $2,542 as of September 30, 2020 and December 31, 2019, respectively. The expiration date of the iGalen Loan was extended to November 3, 2021 after 6 months.

During the nine months ended September 30, 2020 the Company sold 207,300 shares of HotApp Blockchain to international investors for a total of $177,300. From January to September, 2019, the Company sold 361,500 shares of HotApp Blockchain to international investors for a total of $229,500.

Summary of Cash Flows for the Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(1,011,440)	$8,964,900
Net cash used in investing activities	$(66,824)	$(36,000)
Net cash provided by (used in) financing activities	$6,700,886	$(3,032,489)

Cash Flows from Operating Activities

Net cash used in operating activities was $1,011,440 in the first nine months of 2020, as compared to net cash provided by operating activities of $8,964,900 in the same period of 2019, reflecting an increase in the cash used of $9,976,340 or 111%. The lower sales and more property development expenses explained the increased cash flow used in operating activities. We received approximately $9.2 million from sales in the Ballenger Run project and invested approximately $2.4 million in land development projects of both Ballenger Run and Black Oak during the nine months ended September 30, 2020.

Cash Flows from Investing Activities

Net cash used in investing activities was $66,824 in the first nine months of 2020, as compared to net cash used in investing activities of $36,000 in the same period of 2019, reflecting an increase of $30,824 or 86%. In the nine months ended September 30, 2020, we received $301,976 from the liquidation of Global Opportunity Fund. We also invested $200,000 in a promissory note of a related party and spent $158,667 on purchase of investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6,700,886 in the nine months ended September 30, 2020, comparing to $3,032,489 net cash used in the nine months ended September 30, 2019, reflecting an increase in cash provided of $9,733,375 or 321%. Such increase in cash provided by financing activities is primarily caused by the increase in cash received from the exercise of subsidiary warrants. During the nine months ended September 30, 2020, we received cash proceeds of $10,764,837 from the exercise of subsidiary warrants, $177,300 from the sale of our HotApp shares to individual investors and $738,783 from a loan. The Company also distributed $197,400 to one minority interest investor and repaid $4,450,572 of promissory note held by related parties and $250,000 held by third party. During the nine months ended September 30, 2019, we received cash proceeds of $229,500 from the sale of our HotApp shares to individual investors, distributed $740,250 to one minority interest investor, repaid the remaining $13,899 back to the Union Bank loan and repaid approximately $2.5 million of related party loans.

Real Property Financing Arrangements

Through Alset International, we have three property development projects. Ballenger Run and Black Oak projects are the major projects. The following tables show our forecasts of the phases of the developments and costs for each phase of development:

Ballenger Run	Estimated Construction Costs	Expected Completion Date
Phase 1	$13,786,000	Completed
Phase 2	10,210,000	Completed
Phase 3	10,170,000	Completed
Phase 4	3,460,000	December 2021
Phase 5	1,690,000	June 2022
Total	$39,316,000

Black Oak	Estimated Construction Costs	Expected Completion Date
Phase 1	$7,080,000	Completed
Phase 2	330,671	November 2022
Phase 3	422,331	November 2022
Phase 4	142,788	November 2022
Phase 5	3,293,000	April 2022
Total	$11,268,790

The timing set forth above reflects our current plan for the development of our Black Oak project; however, we are presently exploring alternate plans for Black Oak, which could lead to an expansion of the depth and breadth of our involvement in this project, depending on market interest, the outcome of discussions with potential partners and the availability of capital. Should we expand or otherwise alter our plans at the Black Oak project, the later stages of such project may have different time frames and costs. We cannot provide any assurance that we will complete each phase of the Black Oak project as expected.

Our Perth project in Australia is relatively small, representing approximately 2% of our total projects included in the estimated property costs and forecasted revenue, and the development plan of this project is contingent on the local market. We have been monitoring the local market, which has seen no significant improvement to date, and we will consider such development once we are more confident in the market.

Black Oak

Black Oak is a 162-acre land infrastructure and subdivision project situated in Magnolia, Texas, north of Houston. This project is owned by certain subsidiaries of Alset International.

On July 20, 2018, 150 CCM Black Oak, Ltd. received $4,592,079 in reimbursement for previous construction costs incurred in the land development. Of this amount, $1,650,000 will remain on deposit in the District's Capital Projects Fund for the benefit of 150 CCM Black Oak Ltd and will be released upon receipt of the evidence of (a) execution of a purchase agreement between 150 CCM Black Oak Ltd and a home builder with respect to the Black Oak development and (b) completion, finishing and making ready for home construction of at least 105 unfinished lots in the Black Oak development. In 2019, $1,112,861 was released to reimburse the construction costs leaving a balance of $90,394 in the deposit account at District’s Capital Projects Fund at December 31, 2019. In the first nine months of 2020, the entire remaining balance was released, leaving $0 in the deposit account at District’s Capital Projects Fund at September 30, 2020.

Ballenger Run

In November 2015, through LiquidValue Development, we completed the $15.7 million acquisition of Ballenger Run, a 197-acre land subdivision development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into the Assignable Real Estate Sales Contract with NVR, Inc. (“NVR”) by which RBG Family, LLC would sell the 197 acres for $15 million to NVR. On December 10, 2014, NVR assigned this contract to SeD Maryland Development, LLC pursuant to an Assignment and Assumption Agreement and entered into a series of Lot Purchase Agreements by which NVR would purchase subdivided lots from SeD Maryland Development, LLC.

On November 23, 2015, SeD Maryland Development, LLC and Union Bank (formerly Xenith Bank and The Bank of Hampton Roads) entered into a Construction Loan Agreement, as amended by the Loan Modification Commitment Letter, as further amended by the Loan Modification Commitment Letter, dated as of August 30, 2017 and as further amended by the Third Loan Modification Agreement, dated as of September 18, 2017 (collectively as amended, the “Union Bank Revolving Loan”). The Union Bank Revolving Loan closed simultaneously with the settlement on the land on November 23, 2015, and provided a loan with the following terms: (i) a maximum of $11 million of the principal amount outstanding; (ii) maturity date on December 31, 2019; and (iii) an $800,000 letter of credit facility, with an annual rate of 15% on all issued letters of credit. On September 30, 2020 and December 31, 2019, the principal balance on the Union Bank Revolving Loan was $0 and $0, respectively. As part of the transaction, we incurred loan origination fees and closing fees, totaling $480,947, which were recorded as debt discount and were amortized over the life of the Union Bank Revolving Loan. The unamortized debt discounts were $0 on both September 30, 2020 and December 31, 2019.

                The Union Bank Revolving Loan was secured by a deed of trust on the property, a minimum $2,600,000 of cash collateral, and a Limited Guaranty Agreement with SeD Ballenger. In September 2017, SeD Maryland Development, LLC and the Union Bank modified the note related to this loan, increasing the original principal amount from $8,000,000 to $11,000,000 and extending the maturity date of the loan and letter of credit to December 31, 2019.

The Union Bank Revolving Loan was intended to fund the development of the first 276 lots of the multi-family parcel and senior living parcel, the amenities associated with these phases, and certain road improvements. The Union Bank Revolving Loan was repaid in January 2019. On April 17, 2019, SeD Maryland Development LLC and Union Bank terminated the agreement.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2.6 million collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland.

LIBOR is expected to be unavailable for the public after the end of 2021. Our line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and will work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition. We, however, can provide no assurances regarding the impact of the discontinuation of LIBOR on the interest rate that we would be required to pay or on our financial condition.

As of September 30, 2020 and December 31, 2019, the principal balance of the loan from M&T Bank was $0. During 2019, as part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized them into construction in process.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2020 or the year ended December 31, 2019. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from our corporate entities in Singapore to the ones in the United States and which were approximately $36.2 million and $41.1 million on September 30, 2020 and December 31, 2019, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between our companies in Singapore and United States will remain at approximately $40 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2020, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of these exemptions until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption.

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work is more likely to be performed at certain times of year. This may impact the expenses of Alset EHome Inc. from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of September 30, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceeding

Not Applicable for the period covered by this report.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2a	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2b	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.40*	Promissory Note from HF Enterprises Inc. to Chan Heng Fai, dated as of August 20, 2020.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Previously Filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF ENTERPRISES INC.

December 29, 2020	By:	/s/ Chan Heng Fai
Chan Heng Fai Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

December 29, 2020	By:	/s/ Rongguo Wei
Rongguo Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

December 29, 2020	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan Co-Chief Financial Officer
(Principal Financial and Accounting Officer)