Form 10-K
period 2020-12-31
Alset EHome International Inc.
filed 2021-04-14
CIK 1750106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number: 001-39732

ALSET EHOME INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Delaware	83-1079861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
4800 Montgomery Lane, Suite 210
Bethesda, MD 20814	301-971-3940
(Address of Principal Executive Offices)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	AEI	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The Company’s common stock did not commence trading until November 24, 2020.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 14, 2021, there were 8,580,000 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Throughout this Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refer to Alset EHome International Inc., and “our board of directors” refers to the board of directors of Alset EHome International Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, our future operating results and financial position, our business strategy, and other objectives for our future operations. The words “anticipate,” “believe,” “intend,” “expect,” “may,” “estimate,” “predict,” “project,” “potential” and similar expression are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

You should read this Report on Form 10-K and the documents that we have filed as exhibits to this Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Report on Form 10-K are made as of the date of this Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Alset EHome International Inc.
Form 10-K
For the Year Ended December 31, 2020

PART I

Item 1. Business.

Our Company

We are a diversified holding company principally engaged through its subsidiaries in property development, digital transformation technology and biohealth activities with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage our three principal businesses primarily through our 60.2% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing two significant real estate projects near Houston, Texas and in Frederick, Maryland in our property development segment. We have designed applications for enterprise messaging and e-commerce software platforms in the United States and Asia in our digital transformation technology business unit. Our recent foray into the biohealth segment includes research to treat neurological and immune-related diseases, nutritional chemistry to create a natural sugar alternative, research regarding innovative products to slow the spread of disease, and natural foods and supplements. We opportunistically identify global businesses for acquisition, incubation and corporate advisory services, primarily related to our operating business segments. We also have ownership interests outside of Alset International, including an indirect 16.8% equity interest in Holista CollTech Limited, a public Australian company that produces natural food ingredients, but this entity did not have a material asset value relative to our principal businesses. Under the guidance of Chan Heng Fai, our founder, Chairman and Chief Executive Officer, who is also our largest stockholder, we have positioned ourselves as a participant in these key markets through a series of strategic transactions. Our growth strategy is both to pursue acquisition opportunities that we can leverage on our global network using our capital and management resources and to accelerate the expansion of our organic businesses.

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

We intend at all times to operate our business in a manner as to not become inadvertently subject to the regulatory requirements under the Investment Company Act by, among other things, (i) in the event of acquisitions, purchasing all or substantially all of an acquisition target’s voting stock, and only in limited cases purchase less than 51% of the voting stock; (ii) monitoring our operations and our assets on an ongoing basis in order to ensure that we own no less than a majority, or other control, of Alset International and that Alset International, in turn, owns no less than a majority, or other control, of LiquidValue Development and other such subsidiaries with significant assets and operations; and (iii) limiting additional equity investments into affiliated companies including our majority-owned and/or controlled operating subsidiaries, except in special limited circumstances. Additionally, we will continue to hire in-house management personnel and employees with industry background and experience, rather than retaining traditional investment portfolio managers to oversee our group of companies.

The Company was incorporated in the State of Delaware on March 7, 2018 as HF Enterprises Inc. Effective as of February 5, 2021, the Company changed its name from “HF Enterprises Inc.” to “Alset EHome International Inc.” The Company effected such name change pursuant to a merger entered into with a wholly owned subsidiary, Alset EHome International Inc. The Company is the surviving entity following this merger and has adopted the name of its former subsidiary. In connection with our name change, our trading symbol on the Nasdaq Stock Market was changed from “HFEN” to “AEI.”

The following chart illustrates the current corporate structure of our key operating entities:

Our Current Operations

Property Development Business

Our real estate business is primarily conducted through our indirect subsidiary, LiquidValue Development Inc., a 99.9%-owned U.S. subsidiary of Alset International, which owns, operates and manages real estate development projects with a focus on land subdivision developments (LiquidValue Development was formerly known as “SeD Intelligent Home Inc.”). We generally contract out all real estate development activities, working with engineers, surveyors, architects and general contractors through each phase, including planning, design and construction. Once the contractors complete the land development, we then sell the developed lots to builders for the construction of new homes. Where possible, we attempt to pre-sell these lots before they are fully developed. LiquidValue Development’s main assets are two such subdivision development projects, one near Houston, Texas (known as Black Oak), and one in Frederick, Maryland (known as Ballenger Run).

Our property development business is headquartered in Bethesda, Maryland. For the years ended December 31, 2020 and 2019, our property development business accounted for 84% and 94% of our total revenues, respectively.

Houston, Texas Property. Black Oak is a land infrastructure and subdivision development project consisting of 162 acres. The site plan at Black Oak allows for approximately 550-600 residential lots of varying sizes. Through a partnership with 150 CCM Black Oak, Ltd., we had contracts to purchase seven contiguous parcels of land. Our initial equity ownership in 150 CCM Black Oak, Ltd. was $4.3 million for 60% ownership in the partnership. Since then, LiquidValue Development has increased its ownership to 100%. We are presently in negotiations with multiple builders, and we anticipate that our involvement in this project will take approximately three to five additional years to complete. On January 18, 2019, the first sale of lots at Black Oak was completed and 124 lots were sold.

Since February 2015, we have completed several important phases of the project, including property clearing, grading, pavement of roads and compliance with the local improvement district to ensure reimbursement of these costs. In addition to the recent sale of 124 lots, we are presently in negotiations with multiple builders for lot takedowns or, in some cases, entire phases of the project.

The estimated construction costs (not including the cost of land and financing costs) and completion date for each phase are as follows.

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

On July 3, 2018, 150 CCM Black Oak Ltd. entered into a Purchase and Sale Agreement with Houston LD, LLC for the sale of 124 lots within the Black Oak project (the “Black Oak Purchase Agreement”). Pursuant to the Black Oak Purchase Agreement, it was agreed that 124 lots would be sold for a range of prices based on the lot type. In addition, Houston LD, LLC agreed to contribute a “community enhancement fee” for each lot, collectively totaling $310,000, which was held in escrow. 150 CCM Black Oak, Ltd. agreed to apply these funds exclusively towards an amenity package on the property. The closing of the transactions contemplated by the Black Oak Purchase Agreement was subject to Houston LD, LLC completing due diligence to its satisfaction.

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement (the “Amended and Restated Black Oak Purchase Agreement”) for these 124 lots. Pursuant to the Amended and Restated Black Oak Purchase Agreement, the purchase price remained at $6,175,000. 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended.

On January 18, 2019, the sale of 124 lots at Black Oak project was completed for $6,175,000 and the community enhancement fee equal to $310,000 was delivered the to escrow account (the funds in the escrow account were released). An impairment of real estate of approximately $1.5 million related to this sale was recorded on December 31, 2018. The revenue was recognized in January, 2019, when the sale was closed, and no gain or loss was recognized in January, 2019.

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

The Black Oak project has applied for reimbursement of certain costs for construction of roads, sewers, water and other basic requirements. While we may be entitled to reimbursements from a local improvement district, the amount and timing of such payments is uncertain. The timing of such potential reimbursements will be impacted by certain bond sales by the Harris County Improvement District No.17 from time to time.

On July 20, 2018, 150 CCM Black Oak Ltd received $4,592,079 in reimbursement for previous construction costs incurred in the land development. Of this amount, $1,650,000 will remain on deposit in the District's Capital Projects Fund for the benefit of 150 CCM Black Oak Ltd and will be released upon receipt of the evidence of (a) execution of a purchase agreement between 150 CCM Black Oak Ltd and a home builder with respect to the Black Oak development and (b) completion, finishing and making ready for home construction of at least 105 unfinished lots in the Black Oak development. After entering the purchase agreement with Houston LD, LLC, the above requirements were met. The amount of the deposit was released to the Company after presenting the invoices paid for land development. After releasing funds to the Company, the amount on deposit was $0 and $90,394 on December 31, 2020 and 2019, respectively.

On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.297 acre tract of land in Montgomery County, Texas. The Company’s strategic acquisition contiguous to the Black Oak project is intended to provide additional lot yield, potential additional amenities and/or a solar farm to support the Company’s sustainable, healthy living concept.

At the present time, the Company is also considering expanding its current policy of selling buildable lots to include a strategy of building housing for sale or rent, particularly at our Black Oak property.

Frederick, Maryland Property. In November 2015, through LiquidValue Development, we acquired Ballenger Run, a land subdivision development consisting of 197 acres, for $15.65 million. This property is presently zoned for 479 entitled residential lots and 210 entitled multi-family units. We anticipate that our involvement in this project will take approximately 12-18 months from the date of this report. We expect to generate approximately $69 million (prior to costs) in revenue from Ballenger Run through the sale of the developed lots based on current sales agreements. However, there can be no assurance that this level of revenue will be attained, should we fail to attain certain goals, to meet certain conditions or if market prices for this development unexpectedly begin to drop.

On May 28, 2014, the RBG Family, LLC entered into an Assignable Real Estate Sales Contract with NVR, Inc. (“NVR”) by which RBG Family, LLC would sell the 197 acres for $15 million to NVR. On December 10, 2014, NVR assigned this contract to SeD Maryland Development, LLC (“SeD Maryland”) in the Assignment and Assumption Agreement and entered into a series of Lot Purchase Agreements by which NVR would purchase subdivided lots from SeD Maryland (the “Lot Purchase Agreements”).

SeD Maryland’s acquisition of the 197 acres was funded in part from a $5.6 million deposit from NVR. The balance of $10.05 million was derived from a total equity contribution of $15.2 million by SeD Ballenger, LLC (“SeD Ballenger”) and CNQC Maryland Development LLC (a unit of Qingjian International Group Co, Ltd, China, “CNQC”). The project is owned by SeD Maryland is 83.55% owned by SeD Ballenger and 16.45% by CNQC.

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company's subsidiary LiquidValue Development Inc., has had a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. Since January of 2019, the Company has paid a monthly fee of $20,000 for these consulting services. The Company incurred expenses of $240,000 and $240,000 for the years ended December 31, 2020 and 2019, respectively, which were capitalized as part of Real Estate on the Company’s Consolidated Balance Sheet as the services relate to property and project management. As of December 31, 2020 and 2019 the Company owed $0 to this entity.

Revenue from Ballenger Run is anticipated to come from three main sources:

●
sale of 479 entitled and constructed residential lots to NVR;

●
sale of the lot for the 210 entitled multi-family units; and

●
sale of 479 front foot benefit assessments.

The Company anticipates that the estimated construction costs (not including land costs and financing costs) for the final phases of the Ballenger Run project will be approximately $3 million. The expected completion date for the final phases of the Ballenger Run project is June of 2022.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a L/C Facility in an aggregate amount of $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2.6 million collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland.

As of December 31, 2020 and 2019, the principal balance of the loan was $0. As part of the transaction during 2019, we incurred loan origination fees and closing fees in the amount of $381,823 and capitalized them into construction in process.

The proceeds from the Land Development Loan and Letter of Credit Facility will be used in connection with the Ballenger Run project, including the development of certain single-family lots. The Loan Agreement contains standard representations and warranties. LiquidValue Development Inc. will serve as the guarantor to the Land Development Loan and Letter of Credit Facility and has executed an Environmental Indemnification Agreement in favor of the Lender.

Expenses from Ballenger Run include costs associated with land prices, closing costs, hard development costs, cost in lieu of construction, soft development costs and interest costs. We presently estimate these costs to be between $56 and $57 million. We may also encounter expenses which we have not anticipated, or which are higher than presently anticipated.

The initial phases of this project have been completed and we are currently in the final phases of this project. The following chart describes the various phases of this project:

Phase 1 construction of all infrastructure was completed in 2017. The initial model lot sales with NVR began in May 2017 and all lot sales of varying types as outlined in the chart set forth above are continuing through the first quarter of 2018. In the fourth quarter of 2017 all improvement plans and cost estimates were approved for Phases 2A, 2B, 2C and 2D. Phase 2B is the next phase of lot takedowns for NVR. Phase 2B plat recordation and final construction began in March of 2018. Lot sales to NVR also began in March of 2018. Phases 2A and 2C plat recordation and construction began in June of 2018 and were completed in December 2018 Phase 2D construction began in September 2018 and was completed in June 2019. Phase 3A construction began in June 2020 and NVR is currently building in this Phase. Phase 3B construction began in August 2020 and was completed in December 2020. The clubhouse and pool began construction in Fall 2019 and was completed in June 2020.

Sale of Residential Lots to NVR

The residential lots were contracted for sale under the Lot Purchase Agreements with NVR. NVR is a home builder engaged in the construction and sale of single-family detached homes, townhouses and condominium buildings. It also operates a mortgage banking and title services business. Under the Lot Purchase Agreements, NVR provided Alset EHome Inc. with an upfront deposit of $5.6 million and has agreed to purchase the lots at a range of prices. The lot types and quantities to be sold to NVR under the Lot Purchase Agreements include the following:

Lot Type	Quantity
Single Family Detached Large	85
Single Family Detached Small	89
Single Family Detached Neo Traditional	33
Single Family Attached 28’ Villa	121
Single Family Attached 20’ End Unit	46
Single Family Attached 16’ Internal Unit	105
Total	479

There are five different types of Lot Purchase Agreements, which have generally the same terms except for the price and unit details for each type of lot. Under the Lot Purchase Agreements, NVR has agreed to purchase 30 available lots per quarter. The Lot Purchase Agreements provide several conditions related to preparation of the lots which must be met so that a lot can be made available for sale to NVR. SeD Maryland is to provide customary lot preparation including survey, grading, utilities installation, paving, and other infrastructure and engineering. The sale of 13 model lots to NVR began in May 2017. NVR has begun marketing lots and has commenced sales. In the event NVR does not purchase the lots under the Lot Purchase Agreements, SeD Maryland would be entitled to keep the NVR deposit and terminate the Lot Purchase Agreements. Should SeD Maryland breach a Lot Purchase Agreement, it would have to return the remainder of the NVR deposit that has not already been credited to NVR for any sales of lots under the Lot Purchase Agreements, and NVR would be able to seek specific performance of the Lot Purchase Agreements, as well as any other rights available at law or in equity. 121 lots were sold in the year ended December 31, 2020, compared to 123 lots sold in the year ended December 31, 2019. As of December 31, 2020, 388 lots have been sold to NVR with 91 remaining for the duration of the project. NVR continues to market and sell homes.

              On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement (the “Third Amendment”) for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland and NVR agreed that the number of certain lots that SeD Maryland will sell to NVR (the 28 feet wide villa lots) would be increased from the previously agreed 85 lots to a total of 121 lots. This property was previously zoned for 443 entitled residential lots, 210 entitled multi-family units and 200 entitled continuing care retirement community units approved for 20 years from the date of a Developers Rights and Responsibilities Agreement, dated as of October 8, 2014, as amended on September 6, 2016. SeD Maryland received the required zoning approval to change the number of lots in July 2019. As a result of this Third Amendment and the receipt of the required government approval, we now plan to develop 479 entitled residential lots, 210 entitled multi-family units and no continuing care retirement community units at the Ballenger location.

SeD Maryland and NVR agreed that NVR would pay SeD Maryland a $100,000 increase in the current deposit for the purchase of lots within five business days of the Third Amendment, and that an additional increase in the deposit in the amount of $220,000 would be made once the needed approvals were received. The required approvals was submitted to NVR in April, 2020 and the deposit was received. Such deposits are non-refundable.

Sale of the Front Foot Benefit Assessments

Through LiquidValue Development and its subsidiaries, we have established a front foot benefit (“FFB”) assessment on all of the lots sold to NVR. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending on the type of home. Our total expected revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligations have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facilities and close the lot sales with NVR, which inspects these water and sewer facilities prior to the close of lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized upon NVR’s sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December, 2020 and 2019, we recognized revenue in the amounts of $273,620 and $548,457 from FFB assessments, respectively.

Wetland Impact Permit

The Ballenger Run project required a joint wetland impact permit, which requires the review of several state and federal agencies, including the U.S. Army Corps of Engineers and Maryland Department of the Environment. The permit is primarily required for Phase 3 of construction but it also affects a pedestrian trail at the Ballenger Run project and the multi-family sewer connection. The U.S. Army Corps of Engineers allowed us to proceed with construction on Phase 1 but required archeological testing. In November 2018, the archeological testing was completed with no further recommendations on Phase 1 of the project. Required architectural studies on the final phase of development will likely result in the loss of only one lot, however, we cannot be certain of future reviews and their impact on the project. The U.S. Army Corps of Engineers and Maryland Department of the Environment permits were issued in June 2019. A modification to the permit for a temporary stream crossing was also issued in October 2019 allowing for the commencement of construction on Phase 3.

K-6 Grade School Site

In connection with getting the necessary approvals for the Ballenger Project, we agreed to transfer 30 acres of land that abut the development for the construction of a local K-6 grade school. We will not be involved in the construction of the school.

Potential Future Projects

In addition to these two main projects, we are embarking on residential construction activities in partnership with U.S. homebuilders, and have commenced discussions to acquire smaller U.S. residential construction projects. These projects may be within both the for-sale and for-rent markets. We consider projects in diverse regions across the United States, and maintain longstanding relationships with local owners, brokers, attorneys and lenders to source projects. We will continue to focus on off-market deals and raise appropriate financing for attractive development opportunities. We believe these initiatives will provide a set of solutions to stabilize the long term revenue associated with property development in the United States and create new ancillary service opportunities and revenue from this business.

Through our subsidiaries, we will explore the potential to pursue other business opportunities related to real estate. The Company is evaluating the potential to enter into activities related to solar energy and energy efficient products as well as smart home technologies, although we note that these potential opportunities remain at the exploratory stage, and we may not pursue these opportunities at the discretion of our management. Through the Company’s eco-systems of businesses based around sustainable, healthy living communities, our Alset EHome Inc. subsidiary intends to develop single family homes which are eco-friendly. They will be fitted out with solar energy products such as photovoltaic systems, battery systems, and car charging ports for sustainable transport as well as other energy efficient systems. The Company also envisions acquiring land surrounding its communities for solar farm projects to power these communities. Alset EHome has commenced the infrastructure design and engineering for this sustainable, healthy living community concept within the Black Oak project outside of Houston, Texas. The Company intends to bring this concept to other strategic parts of the US as well as markets abroad.

We also intend to enlarge the scope of property-related services. Additional planned activities, which we intend to be carried out through Alset EHome, include financing, home management, realtor services, insurance and home title validation. We may particularly provide these services in connection with homes we build. These activities are also in the planning stages.

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 36.1% of American Medical REIT Inc. (“AMRE”), a startup REIT company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. LiquidValue did not invest equity but lend a loan to AMRE. See detail in Note 8 to Company’s Financial Statements, Related Party Transactions. On balance sheet, the prorate loss from AMRE was recorded as a liability, accumulated losses on equity method investment.

Digital Transformation Technology

Our digital transformation technology business unit is committed to enabling enterprises to engage in a digital transformation by providing consulting, implementation and development services with various technologies including blockchain, e-commerce, social media and payment solutions. We commenced our technology business in 2015 through GigWorld Inc. (formerly known as HotApp Blockchain, Inc.), a 99.8% owned subsidiary of Alset International. Its technology platform focuses on business-to-business, or B2B, solutions, such as communications and workflow, through instant messaging, international calling, social media, e-commerce and payment systems and direct marketing. Using its platform, consumers can discover and build their own communities based on interests, location or their existing networks. The GigWorld platform tools empower these communities to share their ideas and information across the multiple channels. As these communities grow, they provide the critical mass that attracts enterprises. The system is designed to ultimately help enterprises and community users to transform their business models in a more effective manner.

GigWorld Subsidiary. Through GigWorld, we have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for a company in Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include architectural design, allowing mobile-friendly front-end solutions to integrate with software platforms. GigWorld’s main digital assets at the present time are its applications. GigWorld’s emphasis will be on developing solutions and providing services.

In February 2017, GigWorld entered into a revenue-sharing agreement with iGalen Inc. Under the agreement, GigWorld customized a secure app for iGalen Inc.’s communication and management system. The app enables mobile friendly backend access for iGalen Inc. members, among other functions. GigWorld is continuing to improve this secure app. In particular, GigWorld intends to utilize blockchain supply logistics to improve its functions (the original iGalen app did not utilize the latest distributed ledger technology). Once the improvements to this technology are completed, and initially utilized by iGalen, GigWorld intends to then attempt to sell similar services to other companies engaged in network marketing. This app can be modified to meet the specific needs of any network marketing company. We believe that these technologies will, among other benefits, make it easier for network marketing companies to securely and effectively manage their systems of compensation. Our current plan is to commence sales of this technology in the first quarter of 2021.

In addition to the development of technology for sales purposes, GigWorld also recently launched a new enterprise and intends to expand its activities to include the development and commercialization of other blockchain-related technologies. One area we are presently exploring is providing technology consulting for security token offerings (“STO”). Such services, which have not yet commenced commercially, would include STO white paper development, technology design and web development. GigWorld has no plans to launch its own token offering, but rather may develop technologies that could facilitate such offerings by other companies.

We believe that the increasing acceptance of distributed ledger technologies by potential customers will benefit us. The growth of network marketing throughout the world would impact our technologies that target that industry. In this rapidly evolving field, however, technology is advancing quickly and it is possible that our competitors could create products that gain market acceptance before our products.

Biohealth Business

With populations aging and a growing focus on healthcare issues, biohealth science has become increasingly vital. We recently entered the biomedical and healthcare market by forming our biohealth division, which is engaged in developing, researching, testing, manufacturing, licensing and distributing (through retail, direct selling, network marketing and e-commerce) biohealth products and services. We strive to leverage our scientific know-how and intellectual property rights to provide solutions to pending healthcare issues. By tapping into the scientific expertise of our subsidiaries and collaborating partners, we are undertaking a concerted effort in the research and development, drug discovery and development for the prevention, inhibition and treatment of neurological, oncology and immune-related diseases.

Global BioLife Inc. Global BioLife Inc. has biomedical intellectual property which was assigned to it by one of the other shareholders in Global BioLife (such other shareholder is owned by the chief scientist for the project). Most significantly, this intellectual property portfolio includes patents for our universal therapeutic drug platform, “Linebacker,” which has demonstrated promising results in treating a range of diseases including neurological, anti-microbial, anti-viral and oncology diseases. Unlike the traditional approach to treat individual diseases with specific drugs, the Linebacker platform seeks to offer a breakthrough therapeutic option for multiple diseases. Linebacker is designed to work by inhibiting a cascade of inflammatory responses responsible for many diseases. Its design is in direct contrast to the traditional approach of targeting individual diseases with specific drugs. Charles River Laboratories International, Inc., which an independent company that provides services to help pharmaceutical and biotechnology companies, government agencies and leading academic institutions around the globe, has performed the studies needed for our Linebacker research and drug development efforts. Linebacker is presently in the development phase.

Global BioLife has established a collaboration with U.S.-based Chemia Corporation to develop specialized fragrances to counter mosquito-borne diseases such as Zika and Dengue, among other medical applications. The 3F mosquito fragrance product, which is made from specialized oils sourced from botanicals that mosquitos avoid, has shown promising results in repelling mosquitos in laboratory testing. Global BioLife is seeking to commercialize this product. In addition to the 3F mosquito fragrance, Global BioLife is working with Chemia to develop additional 3F functional fragrances for other applications.

We have also developed a low-calorie, low glycemic level, natural modified sugar through Global BioLife. The product, “Laetose,” is a functional sugar with from 30% to 50% lower calorie count than regular sugar, possesses low glycemic properties, and also mitigates inflammation. This product is at the commercialization stage. We are presently seeking to license Laetose.

Reorganization of Certain Biohealth Activities

On March 12, 2020, two of Alset International’s subsidiaries, Global BioMedical Pte Ltd, a Singapore corporation (“GBM”), and Impact BioMedical Inc, a Nevada corporation and wholly owned subsidiary of GBM (“Impact BioMedical”), entered into a binding term sheet (the “Impact Term Sheet”) with Document Security Systems, Inc. (“DSS”) and DSS BioHealth Security, Inc., a wholly owned subsidiary of DSS (“DBHS”). Pursuant to the Impact Term Sheet, DBHS agreed to acquire Impact BioMedical. Impact BioMedical owns 90.9% of Global BioMedical, Inc., which in turn owns 70% of Global BioLife Inc., our main biohealth entity, which holds interests in the Linebacker, 3F and Laetose projects.

On April 27, 2020, Alset International, GBM, DSS and DBHS entered into a share exchange agreement (the “DSS Share Exchange Agreement”) that provided further details regarding this transaction in which DBHS agreed to acquire all of the outstanding capital stock of Impact BioMedical (the “Impact Shares”) through a share exchange, with Impact BioMedical becoming a direct wholly owned subsidiary of DBHS.

It was agreed that the aggregate consideration for the Impact Shares to be issued to GBM by DSS would be the following: (i) 483,334 newly issued shares of DSS common stock; and (ii) 46,868 newly issued shares of a new series of DSS perpetual convertible preferred stock with a stated value of $46,868,000, or $1,000 per share. The convertible preferred stock can be convertible into shares of DSS common stock at a conversion price of $6.48 of preferred stock stated value per share of common stock, subject to a 19.9% beneficial ownership conversion limitation (a so-called “blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by GBM. Holders of the convertible preferred stock will have no voting rights, except as required by applicable law or regulation, and no dividends will accrue or be payable on the convertible preferred stock. The holders of convertible preferred stock will be entitled to a liquidation preference of $1,000 per share, and DSS will have the right to redeem all or any portion of the then outstanding shares of convertible preferred stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share.

Prior to the execution of the Share Exchange Agreement, Impact BioMedical’s ownership of a suite of antiviral and medical technologies was valued through an independent valuation that was completed by Destum Partners. Because the valuation was higher than the previously agreed value, the Purchase Price was capped at a value of $50 million.

The closing of the purchase and sale of the Impact Shares contemplated under the DSS Share Exchange Agreement is subject to a number of conditions, including both DSS and Alset International having obtained approvals from their respective shareholders and receipt by DSS of audited financial statements of Impact BioMedical, which were included in DSS’s proxy statement soliciting the vote of its shareholders.

On June 26, 2020, the shareholders of Alset International approved this transaction.

On August 10, 2020 the stockholders of DSS voted to approve the issuance of shares of DSS Common Stock and DSS Convertible Preferred Stock in connection with the acquisition of Impact BioMedical, pursuant to the DSS Share Exchange Agreement.

The Share Exchange Agreement contains customary representations, warranties and covenants of the parties, as well as certain indemnification provisions.

This transaction was completed on August 21, 2020. Accordingly, our ownership interest in these biohealth projects was reduced, and our ownership interest in DSS was increased.

On October 16, 2020, GBM converted 4,293 shares of the DSS Series A Convertible Preferred Stock into 662,500 shares of the common stock of DSS. At the time of conversion, we owned approximately 19.9% of the common stock of DSS, and our CEO, Chan Heng Fai, is also an owner of the common stock of DSS (not including any common or preferred shares we held).

DSS owns 7.19% of the issued and outstanding stock of Alset International.

DSS is a global company involved in the development and delivery of better products and technology to individuals and industry. DSS operates eight business lines through subsidiaries located around the globe. Of the eight business lines, three have historically been the core business lines of DSS:

●
Premier Packaging Corporation (DSS Packaging and Printing Group) operates in the paper board folding carton, smart packaging and document security printing markets. It markets, manufactures and sells paper products designed to protect valuable information from unauthorized scanning, copying, and digital imaging.

●
DSS Digital Inc. (included in its DSS Digital Group) researches, develops, markets and sells DSS’s digital products worldwide; their primary product is AuthentiGuard®, which is a brand authentication application that integrates DSS’s counterfeit deterrent technologies with proprietary digital data security-based solutions.

●
DSS Technology Management, Inc. (included in its DSS Technology Management) manages, licenses and acquires intellectual property, or IP, assets for the purpose of monetizing these assets through a variety of value-enhancing initiatives, including, but not limited to, investments in the development and commercialization of patented technologies, licensing, strategic partnerships and commercial litigation.

In addition to these three core business lines, DSS established five new wholly owned subsidiaries in 2019 and early 2020:

1.
DSS Blockchain Security, Inc. intends to specialize in the development of blockchain security technologies for tracking and tracing solutions for supply chain logistics and cyber securities across global markets.

2.
Decentralized Sharing Systems, Inc. seeks to provide services to assist companies in the new business model of the peer-to-peer decentralized sharing marketplaces and direct marketing. Direct marketing or network marketing is designed to sell products or services directly to the public through independent distributors, rather than selling through the traditional retail market.

3.
DSS Securities, Inc. has been established to develop or to acquire assets in the securities trading or management arena, and to pursue two parallel streams of digital asset exchanges in multiple jurisdictions: (i) securitized token exchanges, focusing on digitized assets from different vertical industries; and (ii) utilities token exchanges, focusing on “blue-chip” utility tokens from solid businesses.

4.
DSS BioHealth Security, Inc. will seek to invest in or to acquire companies related to the biohealth and biomedical field, including businesses focused on the research to advance drug discovery and development for the prevention, inhibition, and treatment of neurological, oncological and immuno-related diseases. This new division will place special focus on open-air defense initiatives, which curb transmission of air-borne infectious diseases such as tuberculosis and influenza, among others.

5.
DSS Secure Living, Inc. intends to develop top of the line advanced technology for energy efficiency, high quality of life living environments and home security for everyone, for new construction and renovations of residential single and multifamily living facilities.

Aside from Decentralized Sharing Systems, Inc., the activities in these newly created subsidiaries have been minimal or in various start-up or organizational phases.

iGalen International and Holista CollTech. In connection with our expansion into biohealth activities, we formed iGalen International Inc., in which we owned a 53% ownership stake and acquired a 16.8% ownership interest in Holista CollTech, both of which companies source and distribute patented dietary supplements and other health products. Holista CollTech focuses on providing customers with scientifically enhanced, engineered and tested natural health supplements and consumer products. With business primarily in Australia and Malaysia, Holista CollTech operates in three consumer segments – healthy food ingredients, dietary supplements and collagen. Holista CollTech researches, develop, market and distribute health-oriented products to address the growing needs of natural medicine. Holista CollTech offers a suite of food ingredients including low-glycemic index baked goods, low sodium salt, low-fat fried foods and low-calorie and low-GI sugars. Holista CollTech produces cosmetic-grade sheep (ovine) collagen using patented extraction methods from Australia. In addition, iGalen Inc. has a longstanding agreement with Holista CollTech to source all of its products exclusively from Holista CollTech. iGalen Inc.’s primary product, Uncarb is a natural carbohydrate optimizer that is intended to remove excess carbohydrates, thereby improving blood sugar regulation and achieving better blood lipid profiles and sustained weight loss.

On December 30, 2020, Alset International’s ownership of 53% of iGalen International was sold to one of the directors of iGalen International.

In October 2019, the Company expanded its biohealth segment to the Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World, similarly to iGalen Inc., operates based on a direct sale model of health supplements.

Holista CollTech also recently launched its new low-glycemic index (GI) bread and noodle products. The product’s main ingredients are locally sourced and blended according to halal and kosher standards. The noodle product is supported by Diabetes Canada, with a GI of 38, well below the usual 60 to 65 for noodles. The product stems from our support for fighting diabetes and obesity, particularly in Asia.

Vivacitas Oncology. Until March 18, 2021, we also held an equity interest in Vivacitas Oncology Inc., a U.S.-based biopharmaceutical company. The Company sold the subsidiary that held this interest to a subsidiary of DSS for $2,480,000. We had an indirect equity interest of 13.1% of Vivacitas at each of December 31, 2020 and 2019. Vivacitas focuses on developing medications for cancer patients. We had a close partnership with Vivacitas and its management, an experienced research team and a distinguished medical advisory board. Vivacitas seeks to bring more effective and less toxic chemotherapies to the market for treatment of the most aggressive and intractable cancers. At the present time, Vivacitas has three programs: (i) one program has completed three clinical studies, including two Phase I and one Phase II studies; (ii) one program for a potential palliative treatment has completed three Phase III studies; and (iii) one program is in the planning stages of a 2b/3 clinical study.

Our financial statements do not consolidate Holista CollTech and Vivacitas Oncology, and we have not managed their operations.

Other Business Activities

In addition to our three principal business activities, we generally oversee several smaller other business activities at the present time which we believe complement our three principal businesses.

LiquidValue Asset Management Pte. Ltd. ("LVAM") managed investments in the Global Systematic Multi-Strategy Fund (the "GSMS Fund") and Global Opportunity Fund. LVAM is a registered fund management company regulated by the Monetary Authority of Singapore. Launched in June 2016, the GSMS Fund adopts an "all-weather" strategy that seeks to produce consistent risk-adjusted returns regardless of market volatility. It employs a systematic approach focusing on liquid exchange traded securities that are diversified across asset classes, geographical regions and time frames. On February 1, 2017, LVAM invested $300,000 in Global Opportunity Fund, a mutual fund registered in the Cayman Islands. Both funds ceased operation in October 2019. LVAM also invested in AMRE and AAMI. See additional details in “American Medical REIT, Inc.” in Potential Future Projects.

BMI Capital Partners. Alset International's wholly-owned Hong Kong subsidiary, BMI Capital Partners International Limited is a boutique consultancy with a special focus on grooming clients to become eligible to seek a stock exchange listing and offers debt restructuring services. We have also been in negotiations with various potential clients seeking business incubation, including capital market opportunities in China. Recently, for example, we have secured projects which include a feasibility study for a Hong Kong firm to explore capital market options such as a potential public listing on the Hong Kong Stock Exchange and a consultancy contract to restructure a U.S. OTC-listed medical company.

During the years ended on December 31, 2020 and 2019, the revenue form the other business activities described above was approximately 0% of the total revenue.

Sales and Marketing

We focus our corporate marketing efforts on increasing brand awareness, communicating the advantages of our various platforms and generating qualified leads for our sales team. Our corporate marketing plan is designed to continually elevate awareness of our brand and generate demand for our offerings. We rely on a number of channels in this area, including digital advertising, email marketing, social media, affiliate marketing and broad-based media, as well as through various strategic partnerships. We maintain our website at https://www.alsetehomeintl.com, and our various operating subsidiaries maintain individual websites, many of which are accessible through our main website.

Each of our businesses has developed a field sales force in their geographic markets. These sales force teams are responsible for identifying and managing individual sales opportunities in their respective regions.

Competition

The businesses in which we participate, property development, digital transformation technology and biohealth, are each highly competitive. Competition is based upon several factors, including price, reputation, quality and brand recognition. Existing and future competitors may introduce products and services in the same markets we serve, and competing products or services may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their products or services similar to features that presently differentiate our product and service offerings from theirs. This competition could result in increased sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Some of our competitors and potential competitors supply a wide variety of products and services, and have well-established relationships with our current and prospective customers.

Most, if not all, of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. By way of example, in our property development business, some of our competitors already have the advantage of having created vertically integrated businesses, while other competitors have broader and deeper relationships with sources of financing. Other competitors in our property development business may have more substantial ties and experience in geographical areas in which we operate.

Our competitors may develop products, features or services that are similar to ours or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. This is particularly relevant for our digital transformation technology business. Certain competitors could use strong or dominant positions in one or more markets to gain competitive advantage against us in our target market or markets. As a result, our competitors may acquire and engage customers or generate revenue at the expense of our own efforts.

Protection of Proprietary Technology

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary information, technology and brands.

We protect our proprietary information and technology, in part, by generally requiring our employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We also may enter into non-disclosure and invention assignment agreements with certain of our technical consultants to protect our confidential and proprietary information and technology. We cannot assure you that our confidentiality agreements with our employees and consultants will not be breached, that we will be able to effectively enforce these agreements, that we will have adequate remedies for any breach of these agreements, or that our trade secrets and other proprietary information and technology will not be disclosed or will otherwise be protected.

We also rely on contractual and license agreements with third parties in connection with their use of our technology and services. There is no guarantee that such parties will abide by the terms of such agreements or that we will be able to adequately enforce our rights. Protection of confidential information, trade secrets and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal questions. We cannot completely prevent the unauthorized use or infringement of our confidential information or intellectual property rights as such prevention is inherently difficult. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and intellectual property protection.

Government Regulation

Like many similarly diversified companies, our operations are subject to routine regulation by governmental agencies. Much of this regulation will affect us indirectly, inasmuch as, and to the extent that, it affects our customers more directly. A summary of the laws and regulations that might affect our customers is set forth below.

Property Development Business. The development of our real estate projects will require us to comply with federal, state and local environmental regulations. In connection with this compliance, our real estate acquisition and development projects will require environmental studies. To date, we have spent approximately $46,206 on environmental studies and compliance. Such costs are reflected in construction progress costs in our financial statements.

The cost of complying with governmental regulations is significant and will increase if we add additional real estate projects, become involved in homebuilding in the future and are required to comply with certain due diligence procedures related to third party lenders.

At the present time, we believe that we have all of the material government approvals that we need to conduct our business as currently conducted. We are subject to periodic local permitting that must be addressed, but we do not anticipate that such requirements for government approval will have a material impact on our business as presently conducted. We are required to comply with government regulations and to make filings from time to time with various government entities. Such work is typically handled by outside contractors we retain.

Digital Transformation Technology Business. Companies conducting business on the internet are subject to a number of foreign and domestic laws and regulations. In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. Online businesses face risks from some of the proposed legislation that could be passed in the future.

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting internet neutrality, could decrease the demand for our services and increase our cost of doing business. As we expand internationally, government regulation concerning the internet, and in particular, network neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

In the United States, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our licensees’ businesses, and thus, indirectly, our business.

Biohealth Business. Our businesses are subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward increasingly stringent regulation. In the United States, the drug, device and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the U.S. Food and Drug Administration, or FDA, continues to result in increases in the amounts of testing and documentation required for FDA approval of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the United States. The new medical device regulatory framework and the new privacy regulations in Europe are examples of such increased regulation.

The costs of human health care have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies around the world. In the United States, attention has been focused on drug prices and profits and programs that encourage doctors to write prescriptions for particular drugs, or to recommend, use or purchase particular medical devices. Payers have become a more potent force in the market place and increased attention is being paid to drug and medical device pricing, appropriate drug and medical device utilization and the quality and costs of health care generally. The regulatory agencies under whose purview we operate have administrative powers that may subject it to actions such as product withdrawals, recalls, seizure of products and other civil and criminal sanctions. In some cases, our subsidiaries may deem it advisable to initiate product recalls.

             In addition, business practices in the health care industry have come under increased scrutiny, particularly in the United States, by government agencies and state attorneys general, and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.

             Further, we rely on global supply chains, and production and distribution processes, that are complex, are subject to increasing regulatory requirements, and may be faced with unexpected changes that may affect sourcing, supply and pricing of materials used in our products. These processes also are subject to lengthy regulatory approvals.

As described above, certain of our businesses are subject to compliance with laws and regulations of U.S. federal and state governments, non-U.S. governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, disclosure and the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or damage our reputation. Our businesses have operated for many years within a legal framework that requires us to monitor and comply with a broad range of legal and regulatory developments that affect our activities. However, additional legislation, changes in rules promulgated by self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, either in the United States or elsewhere, may directly affect our mode of operation and profitability.

Rigorous legal and compliance analysis of our businesses is endemic to our culture and risk management. Management of each of our businesses supervise our compliance personnel, who are responsible for addressing all regulatory and compliance matters that affect our activities. We strive to maintain a culture of compliance through the use of policies and procedures, including a code of ethics, electronic compliance systems, testing and monitoring, communication of compliance guidance and employee education and training. Our compliance policies and procedures address a variety of regulatory and compliance matters such as the handling of material non-public information, personal securities trading, marketing practices, gifts and entertainment, valuation of investments, recordkeeping, potential conflicts of interest, the allocation of corporate opportunities, collection of fees and expense allocation.

We also monitor the information barriers that we maintain between the public and private sides of our businesses. We believe that our various businesses’ access to the intellectual knowledge and contacts and relationships that reside throughout our firm benefits all of our businesses. To maximize that access without compromising compliance with our legal and contractual obligations, our compliance group oversees and monitors the communications between groups that are on the private side of our information barrier and groups that are on the public side, as well as between different public side groups. Our compliance group also monitors contractual obligations that may be impacted and potential conflicts that may arise in connection with these inter-group discussions.

Facilities

We manage our worldwide business from our principal executive offices located in Bethesda, Maryland, in a leased space of approximately 2,059 square feet, under a lease that expires in 2024. We also maintain offices in Singapore, Magnolia, Texas, Hong Kong and South Korea through leased spaces aggregating approximately 15,811 square feet, under leases expiring on various dates from April 2021 to August 2022. The leases have rental rates ranging from $2,265 to $23,297 per month. Our total rent expense under these office leases was $413,240 and $293,486 in 2020 and 2019, respectively. We expect total rent expense to be approximately $398,680 under office leases in 2021. We believe our present office space and locations are adequate for our current operations and for near-term planned expansion.

Employees

As of April 14, 2021, we had a total of 22 full-time employees. In addition to our full-time employees, we occasionally hire part-time employees and independent contractors to assist us in various operations, including property development, research and product development and production.

Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and sales personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with employees and contractors are good.

Expansion into New Business Areas

Effective as of March 12, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Mr. Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, True Partners International Limited, LiquidValue Development Pte Ltd. (“LVD”) and American Pacific Bancorp, Inc. (“APB”), pursuant to which the Company purchased from Chan Heng Fai (i) warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International; (ii) 1,000,000 shares of LVD’s common stock, constituting all of the issued and outstanding stock of LVD; (iii) 62,122,908 ordinary shares in True Partners Capital Holding Limited (“True Partner”); and (iv) 4,775,523 shares of APB’s Class B common stock, representing 86.44% of the total issued and outstanding common stock of APB.

The four acquisitions set forth in the Securities Purchase Agreement closed on March 12, 2021. The Company has issued four convertible notes to Chan Heng Fai as follows: (i) a convertible note in the amount of $28,363,966 for warrants to purchase 1,500,000,000 shares of Alset International; (ii) a convertible note in the amount of $173,395 to acquire all of the outstanding capital stock of LVD; (iii) a convertible note in the amount of $6,729,629 to acquire 62,122,908 ordinary shares of True Partners; and (iv) a convertible note in the amount of $28,653,138 for 4,775,523 Class B shares of APB. Such four notes will only become convertible into shares of the Company’s common stock following the approval of the Company’s shareholders. Subject to such shareholder approval, each note shall be convertible into shares of the Company’s common stock at a conversion price equal to $5.59 per share (equivalent to the average five closing per share prices of the Company’s common stock preceding January 4, 2021). Each convertible note matures in three years, has an interest rate of 2% per annum and the principal amount and accrued but unpaid interest shall be payable on the maturity date, subject to the conversion of each convertible note.

LiquidValue Development Pte Ltd. LVD operates in the asset management field and will be leveraged by the Company to establish an actively managed open-ended exchange-traded fund in the U.S. focused on disruptive investment opportunities with long-term exponential growth potential. The Company has acquired all of the issued and outstanding stock of LVD.

True Partner Capital Holding Limited. True Partners operates as a fund management company in the U.S. and Hong Kong. True Partners manages funds and provides managed accounts on a discretionary basis using a proprietary trading platform, offering investment management and consultancy services. True Partners also develops and supports its trading platform and related proprietary software and provides management services for a portfolio of securities and futures contracts. Its fund investors and managed accounts are primarily professional investors, including family offices, pension funds, high-net worth individuals, endowments/foundations, and financial institutions. True Partners was founded in 2010 and is headquartered in Hong Kong. True Partners is currently listed on the Hong Kong Stock Exchange (HKSE), with over USD $1.6 billion assets under management (AUM). Pursuant to the Securities Purchase Agreement, the Company has acquired 62,122,908 ordinary shares in True Partners (HKG: 8657). The Company now owns 15.5% of True Partners.

American Pacific Bancorp Inc. APB is a bank holding company that invests in commercial banks in the U.S. APB’s plans include injecting digital banking capabilities into banks to provide global banking services to clients worldwide, with the goal to increase its profitability. The Company acquired 4,775,523 shares of the Class B common stock of APB, representing approximately 86.4% of the total common stock of APB. The Company plans to leverage APB's infrastructure to capitalize on the growth opportunities with Special Purpose Acquisition Companies (SPACs). The Company intends to work with APB to form a synergistic home financing capability that will further support the Company’s long-term business objectives.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Report before making a decision to invest in our common stock. If any of the following risks and uncertainties develop into actual events, our business, results of operations and financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Company

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated, could affect the accuracy and timeliness of our financial reporting and result in misstatements in our financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Co-Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2020, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2020, we had a material weakness that relates to the relatively small number of staff who have bookkeeping and accounting experience. This limited number of staff prevents us from segregating duties within our internal control system.

This material weakness, which remained unremedied by the company as of December 31, 2020, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

Risks Relating to Our Business

We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

Our property development and digital transformation technology businesses were started in 2014 and 2015, respectively, and our biohealth business was started in 2017. Our limited operating history makes it difficult to evaluate our current business and future prospects and may increase the risk of your investment. For the years ended December 31, 2020 and 2019, we had revenue of $16,238,200 and $24,257,953, respectively, and net losses of $4,398,435 and $8,053,428 in the years ended December 31, 2020 and 2019, respectively. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our properties, products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our properties, products and services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products or services from which we can derive additional revenues, our financial results will suffer.

We and our subsidiaries have limited operating histories and therefore we cannot ensure the long-term successful operation of our business or the execution of our growth strategy.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may meet many challenges including:

●
establishing and maintaining broad market acceptance of our products and services and converting that acceptance into direct and indirect sources of revenue;
●
establishing and maintaining adoption of our technology on a wide variety of platforms and devices;
●
timely and successfully developing new products and services and increasing the features of existing products and services;
●
developing products and services that result in high degrees of customer satisfaction and high levels of customer usage;
●
successfully responding to competition, including competition from emerging technologies and solutions;
●
developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our products and services; and
●
identifying, attracting and retaining talented technical and sales services staff at reasonable market compensation rates in the markets in which we operate.

Our growth strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks our business will be harmed.

We have a holding company ownership structure and will depend on distributions from our majority-owned and/or controlled operating subsidiaries to meet our obligations. Contractual or legal restrictions applicable to our subsidiaries could limit payments or distributions from them.

We are a holding company and derive all of our operating income from, and hold substantially all of our assets through, our U.S. and foreign subsidiaries, some of which are publicly held and traded. The effect of this structure is that we will depend on the earnings of our subsidiaries, and the payment or other distributions to us of these earnings, to meet our obligations and make capital expenditures. Provisions of U.S. and foreign corporate and tax law, like those requiring that dividends are paid only out of surplus, and provisions of any future indebtedness, may limit the ability of our subsidiaries to make payments or other distributions to us. Certain of our subsidiaries are minority owned and the assets of these companies are not included in our consolidated balance sheets. Additionally, in the event of the liquidation, dissolution or winding up of any of our subsidiaries, creditors of that subsidiary (including trade creditors) will generally be entitled to payment from the assets of that subsidiary before those assets can be distributed to us.

Our significant ownership interests in public companies listed on limited public trading markets subjects us to risks relating to the sale of their shares and the fluctuations in their stock prices.

We own indirect interests in several publicly traded companies – most significantly, Alset International Limited, whose shares are listed on the Singapore Stock Exchange, Document Security Systems, Inc., whose shares are listed on the NYSE American LLC Exchange and Holista CollTech Limited, whose shares are listed on the Australian Stock Exchange (LiquidValue Development Inc. and GigWorld Inc. are not currently traded on any exchange). Although the publicly traded shares of Alset International and Holista CollTech Limited are quoted on a trading market, the average trading volume of the public shares is limited in each case. In view of the limited public trading markets for these shares, there can be no assurance that we would succeed in obtaining a price for these shares equal to the price quoted for such shares in their respective trading markets at the time of sale or that we would not incur a loss on our shares should we determine to dispose of them in any of these companies in the future. Additionally, on an ongoing basis, fluctuations in the stock prices of these companies are likely to be reflected in the market price of our common stock. Given the limited public trading markets of these public companies, stock price fluctuations in our price may be significant.

General political, social and economic conditions can adversely affect our business.

Demand for our products and services depends, to a significant degree, on general political, social and economic conditions in our markets. Worsening economic and market conditions, downside shocks, or a return to recessionary economic conditions could serve to reduce demand for our products and services and adversely affect our operating results. In addition, an economic downturn could impact the valuation and collectability of certain long-term receivables held by us. We could also be adversely affected by such factors as changes in foreign currency rates and weak economic and political conditions in each of the countries in which we operate.

The coronavirus or other adverse public health developments could have a material and adverse effect on our business operations, financial condition and results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. The coronavirus, or other adverse public health developments, could have a material and adverse effect on our business operations. The coronavirus’ far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. In addition, the coronavirus could directly impact the ability of our staff and contractors to continue to work, and our ability to conduct our operations in a prompt and efficient manner. The coronavirus may adversely impact the timeliness of local government in granting required approvals. Accordingly, the coronavirus may cause the completion of important stages in our projects to be delayed. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted. For more information on this matter, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financial Impact of the COVID-19 Pandemic.”

We have made and expect to continue to make acquisitions as a primary component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, which could disrupt our operations and adversely impact our business and operating results.

A primary component of our growth strategy has been to acquire complementary businesses to grow our company. We intend to continue to pursue acquisitions of complementary technologies, products and businesses as a primary component of our growth strategy to expand our operations and customer base and provide access to new markets and increase benefits of scale. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:

●
we may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms;
●
we may pursue international acquisitions, which inherently pose more risks than domestic acquisitions;
●
we compete with others to acquire complementary products, technologies and businesses, which may result in decreased availability of, or increased price for, suitable acquisition candidates;
●
we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions; and
●
we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a technology, product or business.

We may be unable to successfully integrate acquisitions, which may adversely impact our operations.

Acquired technologies, products or businesses may not perform as we expect and we may fail to realize anticipated revenue and profits. In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.

If we fail to conduct due diligence on our potential targets effectively, we may, for example, not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses. The difficulties integrating an acquisition include, among other things:

●
issues in integrating the target company’s technologies, products or businesses with ours;
●
incompatibility of marketing and administration methods;
●
maintaining employee morale and retaining key employees;
●
integrating the cultures of our companies;
●
preserving important strategic customer relationships;
●
consolidating corporate and administrative infrastructures and eliminating duplicative operations; and
●
coordinating and integrating geographically separate organizations.

In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Acquisitions which we complete may have an adverse impact on our results of operations.

Acquisitions may cause us to:

●
issue common stock that would dilute our current stockholders’ ownership percentage;
●
use a substantial portion of our cash resources;
●
increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;
●
assume liabilities for which we do not have indemnification from the former owners; further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;
●
record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges;
●
experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;
●
incur amortization expenses related to certain intangible assets;
●
lose existing or potential contracts as a result of conflict of interest issues;
●
become subject to adverse tax consequences or deferred compensation charges;
●
incur large and immediate write-offs; or
●
become subject to litigation.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing and sales. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. There may be greater strain on our systems as we acquire new businesses, requiring us to devote significant management time and expense to the ongoing integration and alignment of management, systems, controls and marketing. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to design and produce our products and services or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially and adversely affected.

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.

In addition to uncertainty about our ability to expand our international market position, there are risks inherent in doing business internationally, including:

●
trade barriers, tariffs and changes in trade regulations;
●
difficulties in developing, staffing and simultaneously managing a large number of varying foreign operations as a result of distance, language and cultural differences;
●
the need to comply with varied local laws and regulations;
●
longer payment cycles;
●
possible credit risk and higher levels of payment fraud;
●
profit repatriation restrictions and foreign currency exchange restrictions;
●
political or social unrest, economic instability or human rights issues;
●
geopolitical events, including acts of war and terrorism;
●
import or export regulations;
●
compliance with U.S. laws (such as the Foreign Corrupt Practices Act), and local laws prohibiting corrupt payments to government officials;
●
laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses; and
●
different and more stringent data protection, privacy and other laws.

Our failure to manage any of these risks successfully could harm our international operations and our overall business, and results of our operations.

If we are unable to retain the services of Chan Heng Fai or if we are unable to successfully recruit qualified personnel, we may not be able to continue operations.

Our success depends to a significant extent upon the continued service of Chan Heng Fai, our founder, Chairman and Chief Executive Officer. The loss of the services of Chan Heng Fai could have a material adverse effect on our growth, revenues and prospective business. If Chan Heng Fai was to resign or we are unable to retain his services, the loss could result in loss of sales, delays in new product development and diversion of management resources. We could face high costs and substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. Chan Heng Fai has committed that the majority of his time will be devoted to managing the affairs of our company; however, Chan Heng Fai may engage in other business ventures, including other technology-related businesses.

In order to successfully implement and manage our businesses, we are also dependent upon successfully recruiting qualified personnel. In particular, we must hire and retain experienced management personnel to help us continue to grow and manage each business, and skilled engineering, product development, marketing and sales personnel to further our research and product development efforts. Competition for qualified personnel is intense. If we do not succeed in attracting new personnel or in retaining and motivating our current personnel, our business could be harmed.

If we do not successfully develop new products and services, our business may be harmed.

Our business and operating results may be harmed if we fail to expand our various product and service offerings (either through internal product or capability development initiatives or through partnerships and acquisitions) in such a way that achieves widespread market acceptance or that generates significant revenue and gross profits to offset our operating and other costs. We may not successfully identify, develop and market new product and service offerings in a timely manner. If we introduce new products and services, they may not attain broad market acceptance or contribute meaningfully to our revenue or profitability. Competitive or technological developments may require us to make substantial, unanticipated capital expenditures in new products and technologies or in new strategic partnerships, and we may not have sufficient resources to make these expenditures. Because the markets for many of our products and services are subject to rapid change, we may need to expand and/or evolve our product and service offerings quickly. Delays and cost overruns could affect our ability to respond to technological changes, evolving industry standards, competitive developments or customer requirements and harm our business and operating results.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we or our majority-owned and/or controlled operating subsidiaries become an unregistered investment company, then we would need to modify our business philosophy and/or make other changes to our asset composition.

Neither we nor any of our majority-owned and/or controlled subsidiaries intends to register as an investment company under the Investment Company Act of 1940. If we or our subsidiaries were obligated to register as investment companies, then we would have to comply with a variety of regulatory requirements under the Investment Company Act that impose, among other things:

●
limitations on capital structure;
●
restrictions on specified investments;
●
prohibitions on transactions with affiliates; and
●
compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

●
pursuant to Section 3(a)(1)(A), is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

●
pursuant to Section 3(a)(1)(C), is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of United States government securities and cash items) on an unconsolidated basis (the “40% asset test”). “Investment securities” exclude United States government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

Neither we nor any of our majority-owned and/or controlled subsidiaries should be required to register as an investment company under either of the tests above. With respect to the 40% asset test, most of the entities through which we and our majority-owned and/or controlled subsidiaries will own assets will in turn be majority-owned and/or controlled subsidiaries that will not themselves be investment companies and will not be relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) (relating to private investment companies).

With respect to the primarily engaged test, we, together with our majority-owned and/or controlled subsidiaries, are a holding company and do not intend to invest or trade in securities. Rather, through our majority-owned and/or controlled subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries, namely, property development, digital transformation technology and biohealth.

To maintain compliance with the Investment Company Act, our majority-owned and/or controlled operating subsidiaries may be unable to sell assets we would otherwise want them to sell and may need to sell assets we would otherwise wish them to retain. In addition, our subsidiaries may have to acquire additional assets that they might not otherwise have acquired or may have to forego opportunities to buy minority equity interests that we would otherwise want them to make and would be important to our business philosophy. Moreover, the SEC or its staff may issue interpretations with respect to various types of assets that are contrary to our views and current SEC staff interpretations are subject to change, which increases the risk of non-compliance and the risk that we may be forced to make adverse changes to our asset composition. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our current business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement and a court could appoint a receiver to take control of our company and liquidate our business.

If we do not adequately protect our intellectual property rights, we may experience a loss of revenue and our operations may be materially harmed.

We rely on and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as patent, trademark, copyright and trade secret protection laws, to protect our intellectual property and proprietary rights. We cannot assure you that we can adequately protect our intellectual property or successfully prosecute potential infringement of our intellectual property rights. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. Our failure to protect our intellectual property rights may result in a loss of revenue and could materially harm our operations and financial condition.

New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue.

We spend a significant amount of resources to enforce our patent assets. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”), any state or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue and any reductions in the funding of the USPTO could negatively impact the value of our assets.

A number of states have adopted or are considering legislation to make the patent enforcement process more difficult for non-practicing entities, such as allowing such entities to be sued in state court and setting higher standards of proof for infringement claims. We cannot predict what, if any, impact these state initiatives will have on the operation of our enforcement business. However, such legislation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

In addition, the U.S. Department of Justice has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the Department of Justice could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Finally, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact any revenue we might derive from such enforcement actions.

Tax legislation in the United States may impact our business.

We are subject to taxation in the United States, as well as in a number of foreign jurisdictions. The Tax Cuts and Jobs Act (the “Tax Act”) provided for significant and wide-ranging changes to the U.S. Internal Revenue Code. The implications most relevant to our company include (a) a reduction in the U.S. federal corporate income tax rate from 35% to 21%, with various “base erosion” rules that may effectively limit the tax deductibility of certain payments made by U.S. entities to non-U.S. affiliates and additional limitations on deductions attributable to interest expense, and (b) adopting elements of a territorial tax system. To transition into the territorial tax system, the Tax Act includes a one-time tax on cumulative retained earnings of U.S.-owned foreign subsidiaries, at a rate of 15.5% for earnings represented by cash or cash equivalents and 8.0% for the balance of such earnings. Taxpayers may make an election to pay this tax over eight years. These tax reforms will give rise to significant consequences, both immediately in terms of one-off impacts relating to the transition tax and the measurement of deferred tax assets and liabilities and going forward in terms of the company’s taxation expense. An initial review and estimate have been undertaken by us. The Tax Act could be subject to potential amendments and technical corrections, any of which could lessen or increase adverse impacts of the law. The final transitional impact of the Tax Act may differ from the estimates provided in this Report, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates we utilized to calculate the transitional impacts, including impacts related to changes to current year earnings estimates and the amount of the repatriation tax. Given the unpredictability of these and other tax laws and related regulations, and their potential interdependency, it is difficult to currently assess the overall effect of such changes. Nonetheless, any material negative effect of such changes to our earnings and cash flow could adversely impact our financial results.

For our property development business, the market for real estate is subject to fluctuations that may impact the value of the land or housing inventory that we hold, which may impact the price of our common stock.

Investors should be aware that the value of any real estate we own may fluctuate from time to time in connection with broader market conditions and regulatory issues, which we cannot predict or control, including interest rates, the availability of credit, the tax benefits of homeownership and wage growth, unemployment and demographic trends in the regions in which we may conduct business. Should the price of real estate decline in the areas in which we have purchased land, the price at which we will be able to sell lots to home builders, or if we build houses, the price at which we can sell such houses to buyers, will decline.

Zoning and land use regulations impacting the land development and homebuilding industries may limit our activities and increase our expenses, which would adversely affect our financial results.

We must comply with zoning and land use regulations impacting the land development and home building industries. We will need to obtain the approval of various government agencies to expand our operations into new areas and to commence the building of homes. Our ability to gain the necessary approvals is not certain, and the expense and timing of approval processes may increase in ways that adversely impact our profits.

Health and safety incidents that occur in connection with our potential expansion into the homebuilding business could be costly with uninsured losses.

If we commence operations in the homebuilding business, we will be exposed to the danger of health and safety risks to our employees and contractors. Health and safety incidents could result in the loss of the services of valued employees and contractors and expose us to significant litigation and fines. Insurance may not cover, or may be insufficient to cover, such losses, and premiums may rise.

Adverse weather conditions, natural disasters and man-made disasters may delay our real estate development projects or cause additional expenses.

The land development operations which we currently conduct and the construction projects which we may become involved in at a later date may be adversely impacted by unexpected weather and natural disasters, including storms, hurricanes, tornados, floods, blizzards, fires and earthquakes. Man-made disasters including terrorist attacks, electrical outages and cyber-security incidents may also impact the costs and timing of the completion of our projects. Cyber-security incidents, including those that result in the loss of financial or other personal data, could expose us to litigation and reputational damage. If insurance is unavailable to us on acceptable terms, or if our insurance is not adequate to cover business interruptions and losses from the conditions described above and similar incidents, our results of operations will be adversely affected. In addition, damage to new homes caused by these conditions may cause our insurance costs to increase.

We have a concentration of revenue and credit risk with one customer.

In our property development segment, we have been highly dependent on the sales of residential lots to NVR Inc. (“NVR”), a NYSE publicly-traded U.S. homebuilding and mortgage company. Pursuant to agreements between NVR and our subsidiary SeD Maryland Development, LLC, NVR is the sole purchaser of 479 residential lots at our Ballenger project. During the years 2020 and 2019, we received $13.6 million and $15.9 million in revenue from lot sales to NVR, respectively. Therefore, at the present time, a significant portion of our business depends largely on NVR’s continued relationship with us. A decision by NVR to discontinue or limit its relationship with us could have a material adverse impact on our property development business and our entire company overall.

We may face liability for information displayed on or accessible via our website, and for other content and commerce-related activities, which could reduce our net worth and working capital and increase our operating losses.

We could face claims for errors, defamation, negligence or copyright or trademark infringement based on the nature and content of information displayed on or accessible via our website, which could adversely affect our financial condition. Even to the extent that claims made against us do not result in liability, we may incur substantial costs in investigating and defending such claims.

Our insurance, if any, may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liabilities that may be exposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage would reduce our net worth and working capital and increase our operating losses.

Any failure of our network could lead to significant disruptions in our businesses, which could damage our reputation, reduce our revenues or otherwise harm our businesses.

All of our businesses and, in particular, our digital transformation technology business unit, are dependent upon providing our customers with fast, efficient and reliable services. A reduction in the performance, reliability or availability of our network infrastructure may harm our ability to distribute our products and services to our customers, as well as our reputation and ability to attract and retain customers and content providers. Our systems and operations are susceptible to, and could be damaged or interrupted by outages caused by fire, flood, power loss, telecommunications failure, Internet or mobile network breakdown, earthquakes and similar events. Our systems are also subject to human error, security breaches, power losses, computer viruses, break-ins, “denial of service” attacks, sabotage, intentional acts of vandalism and tampering designed to disrupt our computer systems and network communications, and our systems could be subject to greater vulnerability in periods of high employee turnover. A sudden and significant increase in traffic on our customers’ websites or demand from mobile users could strain the capacity of the software, hardware and telecommunications systems that we deploy or use. This could lead to slower response times or system failures. Our failure to protect our network against damage from any of these events could harm our business.

Public scrutiny of internet privacy and security issues may result in increased regulation and different industry standards, which could deter or prevent us from providing our current products and solutions to our members and customers, thereby harming our business.

The regulatory framework for privacy and security issues worldwide is evolving and is likely to remain in flux for the foreseeable future. Practices regarding the collection, use, storage, display, processing, transmission and security of personal information by companies offering online services have recently come under increased public scrutiny. The U.S. government, including the White House, the Federal Trade Commission, the Department of Commerce and many state governments, are reviewing the need for greater regulation of the collection, use and storage of information concerning consumer behavior with respect to online services, including regulation aimed at restricting certain targeted advertising practices and collection and use of data from mobile devices. The Federal Trade Commission in particular has approved consent decrees resolving complaints and their resulting investigations into the privacy and security practices of a number of online, social media companies. Similar actions may also impact us directly.

Our business, including our ability to operate and expand internationally or on new technology platforms, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices that may require changes to these practices, the design of our websites, mobile applications, products, features or our privacy policy. In particular, the success of our business is expected to be driven by our ability to responsibly use the data that our members share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry standards or practices regarding the storage, use or disclosure of data our members choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our products and features, possibly in a material manner, and may limit our ability to develop new products and features that make use of the data that we collect about our members.

Particularly with regard to our biohealth business, product reliability, safety and effectiveness concerns can have significant negative impacts on sales and results of operations, lead to litigation and cause reputational damage.

Concerns about product safety, whether raised internally or by litigants, regulators or consumer advocates, and whether or not based on scientific evidence, can result in safety alerts, product recalls, governmental investigations, regulatory action on the part of the FDA (or its counterpart in other countries), private claims and lawsuits, payment of fines and settlements, declining sales and reputational damage. These circumstances can also result in damage to brand image, brand equity and consumer trust in our products. Product recalls could in the future prompt government investigations and inspections, the shutdown of manufacturing facilities, continued product shortages and related sales declines, significant remediation costs, reputational damage, possible civil penalties and criminal prosecution.

Significant challenges or delays in our innovation and development of new products, technologies and indications could have an adverse impact on our long-term success.

Our continued growth and success depend on our ability to innovate and develop new and differentiated products and services that address the evolving health care needs of patients, providers and consumers. Development of successful products and technologies is also necessary to offset revenue losses when our existing products lose market share due to various factors such as competition and loss of patent exclusivity. We cannot be certain when or whether we will be able to develop, license or otherwise acquire companies, products and technologies, whether particular product candidates will be granted regulatory approval, and, if approved, whether the products will be commercially successful.

We pursue product development through internal research and development as well as through collaborations, acquisitions, joint ventures and licensing or other arrangements with third parties. In all of these contexts, developing new products, particularly biotechnology products, requires a significant commitment of resources over many years. Only a very few biopharmaceutical research and development programs result in commercially viable products. The process depends on many factors, including the ability to discern patients’ and healthcare providers’ future needs; develop new compounds, strategies and technologies; achieve successful clinical trial results; secure effective intellectual property protection; obtain regulatory approvals on a timely basis; and, if and when they reach the market, successfully differentiate our products from competing products and approaches to treatment. New products or enhancements to existing products may not be accepted quickly or significantly in the marketplace for healthcare providers, and there may be uncertainty over third-party reimbursement. Even following initial regulatory approval, the success of a product can be adversely impacted by safety and efficacy findings in larger real world patient populations, as well as market entry of competitive products.

Our competitors may have greater financial and other resources than we do and those advantages could make it difficult for us to compete with them.

Our three principal businesses, property development, digital transformation technology and biohealth activities are each highly competitive and constantly changing. We expect that competition will continue to intensify. Increased competition may result in price reductions, reduced margins, loss of customers, and changes in our business and marketing strategies, any of which could harm our business. Current and potential competitors may have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services may enter the market at any time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology. Price concessions or the emergence of other pricing, licensing and distribution strategies or technology solutions of competitors may reduce our revenue, margins or market share, any of which will harm our business. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, or release products and enhancements before they are thoroughly tested, any of which could harm our operating results and stock price.

Since some members of our board of directors are not residents of the United States and certain of our assets are located outside of the United States, you may not be able to enforce a U.S. judgment for claims you may bring against such directors or assets.

Several members of our senior management team, including Chan Heng Fai, have their primary residences and business offices in Asia, and a portion of our assets and a substantial portion of the assets of these directors are located outside the United States. As a result, it may be more difficult for you to enforce a lawsuit within the United States against these non-U.S. residents than if they were residents of the United States. Also, it may be more difficult for you to enforce any judgment obtained in the United States against our assets or the assets of our non-U.S. resident management located outside the United States than if these assets were located within the United States. We cannot assure you that foreign courts would enforce liabilities predicated on U.S. federal securities laws in original actions commenced in such foreign jurisdiction, or judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. federal securities laws.

We may be required to record a significant charge to earnings if our real estate properties become impaired.

Our policy is to obtain an independent third-party valuation for each major project in the United States to identify triggering events for impairment. Our management may use a market comparison method to value other relatively small projects, such as the project in Perth, Australia. In addition to the annual assessment of potential triggering events in accordance with ASC 360 – Property Plant and Equipment (“ASC 360”), we apply a fair value based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement for 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000. 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended. On January 18, 2019, the sale of 124 lots at our Black Oak project in Magnolia, Texas was completed. After allocating costs of revenue to this sale, we incurred a loss of approximately $1.5 million from this sale and recognized a real estate impairment of approximately $1.5 million for the year ended December 31, 2018. On June 30, 2019, the Company recorded approximately $3.9 million of impairment on the Black Oak project based on discounted estimated future cash flows after updating the projection of market value of the project. On December 31, 2019, the Company recorded approximately $1.3 million of additional impairment on the Black Oak project based on discounted estimated future cash flows after updating the projected cost of the project. There can be no assurance that we will not record additional impairment charges in the future.

Fluctuations in foreign currency exchange rates affect our operating results.

A portion of our revenues arises from international operations. Revenues generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-local currencies.

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and were approximately $25 million and $35.8 million on December 31, 2020 and 2019, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $25 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2021, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loans is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

Our international operations expose us to additional legal and regulatory risks, which could have a material adverse effect on our business, results of operations and financial conditions.

At the present time, the majority of our activities are conducted in the United States (particularly with regard to our real estate operations). However, we also have operations worldwide through employees, contractors and agents, as well as those companies to which we outsource certain of our business operations. Compliance with foreign and U.S. laws and regulations that apply to our international operations increase our cost of doing business. These numerous and sometimes conflicting laws and regulations include, among others, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, data privacy requirements, export requirements, and anti-bribery and anti-corruption laws.

Our business activities currently are subject to no particular regulation by governmental agencies in the United States or the other countries in which we operate other than that routinely imposed on corporate businesses, and no such regulation is currently anticipated. As our operations expand, we anticipate that we will need to comply with laws and regulations in additional jurisdictions.

There is a risk that we may inadvertently breach some provisions which apply to us at the present time or which may apply to us in the future. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Violations of laws and regulations also could result in prohibitions on our ability to operate in one or more countries and could materially damage our reputation, our ability to attract and retain employees, or our business, results of operations and financial condition.

If tariffs or other restrictions are placed on foreign imports or any related counter-measures are taken by other countries, our business and results of operations could be harmed.

At the present time, we do not sell any products produced in China and have no plans to commence manufacturing in China; however, this may change at some point in the future. The current administration has put into place tariffs and other trade restrictions. The current or future administrations may additionally alter trade agreements and terms between the United States and China, among other countries, including limiting trade and/or imposing tariffs on imports from such countries. In addition, China, among others, has either threatened or put into place retaliatory tariffs of their own. Should we commence manufacturing in China, and if tariffs or other restrictions are placed on foreign imports, including on any of our products manufactured overseas for sale in the United States, or any related counter-measures are taken by other countries, our business and results of operations may be materially harmed.

These tariffs have the potential to significantly raise the cost of any products we may manufacture in China. In such a case, there can be no assurance that we will be able to shift manufacturing and supply agreements to non-impacted countries, including the United States, to reduce the effects of the tariffs. As a result, we may suffer margin erosion or be required to raise our prices, which may result in the loss of customers, negatively impact our results of operations, or otherwise harm our business. Additionally, the imposition of tariffs on products that we export to international markets could make such products more expensive compared to those of our competitors if we pass related additional costs on to our customers, which may also result in the loss of customers, negatively impact our results of operations, or otherwise harm our business.

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our consolidated financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our shares may be less attractive to investors.

As a company with less than $1.07 billion in revenue during our last completed fiscal year, we qualify as an “emerging growth company” under the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company, we:

●
are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

●
are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●
are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●
are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●
may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A; and

●
are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our consolidated financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting, are not required to provide a compensation discussion and analysis, are not required to provide a pay-for-performance graph or CEO pay ratio disclosure, and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. Under current SEC rules, however, we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

Investors may find our shares less attractive due to our reliance on these exemptions. This could impact our ability to raise funds in the future.

We will incur increased costs as a result of being a U.S. public company, and our management expects to devote substantial time to public company compliance programs.

As a public company, we will now incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq Capital Market listing requirements and other applicable securities rules and regulations impose various requirements on public companies. Our management and administrative staff will need to devote a substantial amount of time to comply with these requirements. For example, in connection with becoming a public company, we will need to adopt additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing periodic and current public reports in compliance with our obligations under the securities laws. We intend to commit resources to comply with evolving laws, regulations and standards, and this commitment will result in increased general and administrative expenses and may divert management’s time and attention away from product development activities. If for any reason our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Additionally, in order to comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could adversely affect the results of our periodic management evaluations. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate, or that we are unable to produce timely or accurate consolidated financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, and we may not be able to remain listed on the Nasdaq Capital Market.

Prior to becoming a public company, we were not required to comply with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, and therefore were not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a costly and challenging process to document and evaluate our internal control over financial reporting. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting. We will also need to continue to improve our control processes as appropriate, validate through testing that our controls are functioning as documented and implement a continuous reporting and improvement process for our internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

If we are unable to address the weaknesses in our internal control over financial reporting, investors may lose confidence in our company and it could result in material errors in our financial statements.

We have identified material weaknesses in our internal control over financial reporting, which resulted in the need to restate our consolidated financial statements for the fiscal year ended December 31, 2018. If we do not remediate the material weaknesses in our internal control over financial reporting, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our common stock.

Our business is subject to reporting requirements that continue to evolve and change, which could continue to require significant compliance effort and resources.

Because our common stock will be publicly traded, we will be subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board (PCAOB), the SEC and the Nasdaq Capital Market (assuming our common stock has been approved for listing), periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses to address such laws, rules and regulations, which could in turn reduce our financial flexibility and create distractions for management.

Any of these events, in combination or individually, could disrupt our business and adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile and your investment could decline in value.

The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of the value of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

●
quarterly variations in our results of operations;

●
results of operations that vary from the expectations of securities analysts and investors;

●
results of operations that vary from those of our competitors;

●
changes in expectations as to our future financial performance, including financial estimates by securities analysts;

●
publication of research reports about us or the industries in which we participate;

●
announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

●
announcements by third parties of significant legal claims or proceedings against us;

●
changes affecting the availability of financing for smaller publicly traded companies like us;

●
regulatory developments in the property development, digital transformation technology or biohealth businesses;

●
significant future sales of our common stock, and additions or departures of key personnel;

●
the realization of any of the other risk factors presented in this Report; and

●
general economic, market and currency factors and conditions unrelated to our performance.

In addition, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to operating performance of individual companies. These broad market factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A class action suit against us could result in significant liabilities and, regardless of the outcome, could result in substantial costs and the diversion of our management’s attention and resources.

Investors purchasing our common stock may be diluted by the issuance of stock options.

To the extent stock options are issued pursuant to our 2018 Incentive Compensation Plan in the future and ultimately exercised, there will be further dilution of the common stock. See “Dilution”.

Future sales, or the perception of future sales, of a substantial amount of our shares of common stock could depress the trading price of our common stock.

If we or our stockholders sell substantial amounts of our shares of common stock in the public market or if the market perceives that these sales could occur, the market price of shares of our common stock could decline. These sales may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or to use equity as consideration for future acquisitions.

As of April 14, 2021, we have 20,000,000 shares of common stock authorized and 8,580,000 shares of common stock outstanding. Of these shares, the 2,160,000 shares are freely tradable. We, our executive officers and directors, and our majority stockholder have entered into agreements with the underwriters not to sell or otherwise dispose of shares of our common stock for a period of six months commencing as of November 23, 2020, with certain exceptions. Immediately upon the expiration of this lock-up period, 6,400,000 shares will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, or if our actual results differ significantly from our guidance, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

In addition, from time to time, we may release earnings guidance or other forward-looking statements in our earnings releases, earnings conference calls or otherwise regarding our future performance that represent our management’s estimates as of the date of release. Some or all of the assumptions of any future guidance that we furnish may not materialize or may vary significantly from actual future results. Any failure to meet guidance or analysts’ expectations could have a material adverse effect on the trading price or volume of our stock.

Anti-takeover provisions in our charter documents could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

Our corporate documents and the Delaware General Corporation Law contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other stockholders. These provisions include:

●
authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to help defend against a takeover attempt;

●
establish that advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholder meetings will be as provided in the bylaws; and

●
provide that stockholders are only entitled to call a special meeting upon written request by 33.3% of the outstanding common stock.

In addition, Delaware law prohibits large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or consolidating with us except under certain circumstances. These provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.

Concentration of ownership of our common stock by our principal stockholder will limit new investors from influencing significant corporate decisions.

As of April 14, 2021, our principal stockholder Chan Heng Fai owns approximately 74.8% of our outstanding shares of common stock. He will be able to make decisions such as (i) making amendments to our certificate of incorporation and bylaws, (ii) whether to issue additional shares of common stock and preferred stock, including to himself, (iii) employment decisions, including compensation arrangements, (iv) whether to enter into material transactions with related parties, (v) election and removal of directors and (vi) any merger or other significant corporate transactions. The interests of Chan Heng Fai may not coincide with our interests or the interests of other stockholders.

We are a “controlled company” within the meaning of the listing standards of Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Chan Heng Fai, through HFE Holdings Limited, controls a majority of the combined voting power of all classes of our voting stock. As a result, we qualify as a “controlled company” within the meaning of the listing standards of Nasdaq, and we have elected not to comply with certain Nasdaq corporate governance requirements. Under these rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including the requirement that we have a majority of independent directors on our board of directors. Accordingly, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

We do not expect to pay any dividends on our common stock for the foreseeable future.

We currently expect to retain all future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any cash dividends to holders of our common stock for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our operating results, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

We have 5,000,000 authorized unissued shares of preferred stock, and our board has the ability to designate the rights and preferences of this preferred stock without your vote.

Our certificate of incorporation authorizes our board of directors to issue “blank check” preferred stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares, without further stockholder approval. The rights of the holders of common stock will be subject to and may be adversely affected by the rights of holders of any preferred stock that may be issued in the future. As indicated in the preceding risk factor, the ability to issue preferred stock without stockholder approval could have the effect of making it more difficult for a third party to acquire a majority of the voting stock of our company thereby discouraging, delaying or preventing a change in control of our company. We currently have no outstanding shares of preferred stock, or plans to issue any such shares in the future.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim against us or any director, officer or other employee arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants; provided that these provisions of our certificate of incorporation will not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, unless we consent in writing to the selection of an alternative forum.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Further, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Black Oak

The Black Oak property is located in Montgomery County in Magnolia, Texas. This property is located east of FM 2978 via Standard Road to Dry Creek Road and South of the Woodlands, one of the most successful, fastest growing master planned communities in Texas. This residential land development consisted of approximately 162 acres. On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.297 acre tract of land in Montgomery County. The Company’s strategic acquisition contiguous to the Black Oak project is intended to provide additional lot yield, potential additional amenities and/or a solar farm to support the Company’s sustainable, healthy living concept. Together with the additional tract of land there are approximately 648 lots to be platted for the Company’s future endeavors. This does not include the 124 lots sold to Rausch Coleman in Phase I. 150 CCM Black Oak Ltd is the primary developer responsible for all infrastructure development. This property is included in Harris County Improvement District #17.

Ballenger Run

Ballenger Run is a residential land development project located in Frederick County in Frederick, Maryland. This property is located approximately 40 miles from Washington, DC, 50 miles from Baltimore and is located less than four miles from I-70 and I-270. Ballenger Run is situated on approximately 197 acres of land and entitled for 689 residential units consisting of 479 residential Lots and 210 multi-family units. SeD Maryland Development, LLC is the primary developer responsible for all infrastructure development.

Item 3. Legal Proceedings

On September 27, 2019, iGalen International Inc., which was at that time one of our majority-owned subsidiaries, and iGalen Inc., its wholly-owned subsidiary, filed a complaint in the Superior Court of the State of California, County of San Diego, Central Division, against Gara Group, Inc., a Delaware corporation, and certain affiliated or related entities, including the Chief Executive Officer of the Gara Group (collectively these entities are referred to herein as the “Gara Group”). A similar complaint had been filed in Utah on September 26, 2019, but subsequently re-filed in California. The complaint, as amended on October 24, 2019, enumerates causes of action for breach of contract, breach of covenant of good faith and fair dealing and intentional interference with economic relations.

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

On October 10, 2019, Gara Group filed a complaint in the Superior Court of the State of California, County of San Diego, Central Division against iGalen International Inc., iGalen Inc., Alset International Limited, Chan Heng Fai, Dr. Rajen Manicka and David Price, an executive of iGalen Inc. Gara Group’s complaint for damages asserts that the Gara Group is entitled to general damages of $9,000,000 and liquidated damages of $50,000,000. Alset International Limited intends to vigorously contest this matter. No trial date has been set as of the date of this Report. iGalen International Inc. was sold by one of the Company’s subsidiaries on December 30, 2020.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Since November 24, 2020, the principal market on which our common stock is traded is the Nasdaq Capital Market. The Company’s common stock initially traded under the symbol “HFEN.” In connection with our name change from “HF Enterprises Inc.” to “Alset EHome International Inc.”, our symbol was changed to “AEI.”

Prior to our listing on the Nasdaq Capital Market there was no public trading market for our securities.

Holders

As of April 14, 2021, the Company had six shareholders of record. Such number does not include shareholders holing shares in nominee or "street name".

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our board of directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

Securities authorized for issuance under equity compensation plans.

Under our 2018 Incentive Compensation Plan (the “Plan”), adopted by our board of directors and holders of a majority of our outstanding shares of common stock in September 2018, 500,000 shares of common stock (subject to certain adjustments) are reserved for issuance upon exercise of stock options and grants of other equity awards. No options or other equity awards have been granted under the Plan.

Performance graph

Not applicable to smaller reporting companies.

Recent sales of unregistered securities; use of proceeds from registered securities

The Company has not sold any unregistered shares during the period covered by this Report or through April 14, 2021; however, on November 27, 2020, the Company issued 10,000 shares of its common stock for legal services rendered and on January 19, 2021, the Company issued 10,000 shares of its common stock for public relations services.  Such securities were not registered under the Securities Act of 1933 and were issued pursuant to the exemption under Section 4(2) of the Securities Act.

On November 23, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., as representative of the underwriters (“Aegis”), pursuant to which the Company agreed to sell to the underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 2,160,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an initial public offering price of $7.00 per share (the transaction contemplated by the Underwriting Agreement is the “Offering”). The Offering was made pursuant to the Company’s registration statement on Form S-1 (File Number 333-235693), which was declared effective on November 12, 2020.  Aegis had a 60-day over-allotment option to purchase up to an additional 324,000 shares of Common Stock at $6.475 per share under the Underwriting Agreement. The Offering closed on November 27, 2020 for gross proceeds of $15,120,000. The Offering was the Company’s initial public offering and the Company’s common shares commenced trading on The Nasdaq Capital Market on November 24, 2020 under the symbol “HFEN.”  Also, under the terms of the Underwriting Agreement, the Company, upon closing of the Offering, issued to Aegis a warrant (the “Representative’s Warrant”) to purchase an aggregate of 108,000 shares of common stock (5% of the total shares issued in the Offering). The Representative’s Warrant is exercisable at a per share price of $9.80 (equal to 140% of the initial public offering price of the Common Stock) and is exercisable at any time and from time to time, in whole or in part, during the three-year period commencing from the date of issuance. Aegis acted as lead book-running manager for the Offering and Westpark Capital, Inc. acted as co-manager.

The net proceeds to the Company from the Offering, after deducting the underwriting discount, underwriters’ fees and expenses and other expenses of the Offering, were approximately $13.2 million.  Out of the net proceeds of $13.2 million, approximately $8.5 million were used to exercise warrants to purchase shares of Alset International. Accordingly, such funds will be used by Alset International. $1.2 million was used to purchase shares of Alset International from our founder, Chan Heng Fai, to increase our ownership of Alset International. In addition, approximately $1,000,000 of these proceeds was used for investment, $200,000 was used to repay outstanding debt, and $300,000 has been used for operations.

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2020.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in property development, digital transformation technology and biohealth activities with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage our three principal businesses primarily through our 60.2% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing two significant real estate projects near Houston, Texas and in Frederick, Maryland in our property development segment. We have designed applications for enterprise messaging and e-commerce software platforms in the United States and Asia in our digital transformation technology business unit. Our recent foray into the biohealth segment includes research to treat neurological and immune-related diseases, nutritional chemistry to create a natural sugar alternative, research regarding innovative products to slow the spread of disease, and natural foods and supplements.

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

Our Revenue Model

Our total revenue for the years ended December 31, 2020 and 2019 were $16,238,200 and $24,257,953, respectively. Our net losses for the years ended December 31, 2020 and 2019 were $4,398,435 and $8,053,428, respectively.

We currently recognize revenue from the sale of our subdivision development properties and the sale of our biohealth products. Sales of real properties accounted for approximately 84% and sales of biohealth products accounted for approximately 11% of our total revenue in the year ended December 31, 2020. Sales of properties accounted for approximately 94% and sales of biohealth products accounted for approximately 6% of our total revenue in 2019.

From a geographical perspective, we recognized 84% and 100% of our total revenue in the years ended December 31, 2020 and 2019, respectively, in the United States. 16% of our revenue in 2020 was recognized from our sales in South Korea.

We believe that, on an ongoing basis, revenue generated from our property development business will decline as a percentage of our total revenue as we expect to experience greater revenue contribution from our digital transformation technology, biohealth businesses and future business acquisitions.

Financial Impact of the COVID-19 Pandemic

Real Estate Projects

The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March through December 2020, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of town homes to NVR. Sales of such homes by NVR were at the same level in 2020 as in the 2019. In 2020 we sold 121 lots to NVR and in 2019, 123 lots.  Such town homes are often a first home that generally did not require buyers to sell an existing home. We believe low interest rates have encouraged home sales. Many buyers opted to see home models at the project virtually. This technology allowed them to ask questions to sales staff and see the town homes. Home closings were able to occur electronically.

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

The COVID-19 pandemic could impact the ability of our staff and contractors to continue to work, and our ability to conduct our operations in a prompt and efficient manner. To date, we experienced a slowdown in the construction of a clubhouse at the Ballenger Run project, which was completed behind schedule. We believe this delay was caused in part by policies requiring lower numbers of contractors working in indoor spaces.

The COVID-19 pandemic may adversely impact the timeliness of local government in granting required approvals. Accordingly, the COVID-19 pandemic may cause the completion of important stages in our real estate projects to be delayed.

At our Black Oak project in Texas, we have strategically redesigned the lots over the past year for a smaller “starter home” products that we believe will be more resilient in fluctuating markets. Should we initiate sales at Black Oak, we believe the same implications described above, regarding our Ballenger Run project, may apply to our Black Oak project (including the general trend of customers’ interest shifting from urban to suburban areas). Unlike our Ballenger Run project, our Black Oak project may include our involvement in single family rental home development.

On April 6, 2020, the Company entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first ten months of principal and interest deferred. On November 26, 2020, $64,502 of this loan was forgiven by the United States Small Business Administration and $64,502 was recorded as other income. The remaining balance of $4,000 was paid back in December 2020.

On February 11, 2021, the Company entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first sixteen months of principal and interest deferred or until we apply for the loan forgiveness. The PPP Term Note may be accelerated upon the occurrence of an event of default.

On June 18, 2020, Alset EHome Inc. (formerly known as SeD Home Inc., SeD Home & REITs Inc. and then Alset iHome Inc.) entered into a Loan Agreement with M&T Bank. Pursuant to this Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000, as described in “Liquidity and Capital Resources” below. It is intended that this loan will be utilized to commence our residential initiatives.

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

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Common Control Transactions resulted in the following basis of accounting for the financial reporting periods: The acquisitions of Heng Fai Enterprises Pte. Ltd. and Global eHealth Limited were accounted for prospectively as of October 1, 2018 and they did not represent a change in reporting entity.

ASC 805-50-45 defines the transfer of a business among entities under common control at carrying amount with retrospective adjustment of prior period financial statements when reporting entity is changed. ASC 250 defines a change in the reporting entity as a change that results in financial statements that, in effect, are those of a different reporting entity. Our management believed that the acquisitions of Hengfai International Pte. Ltd. and LiquidValue Asset Management Pte. Ltd. led to change in the reporting entities and the acquisitions of Heng Fai Enterprises Pte. Ltd. and Global eHealth Limited did not.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

Use of Estimates and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, allowance for doubtful accounts, recoverability and useful lives of property, plant and equipment, valuation of real estate assets, allocation of development costs and capitalized interest to sold lots, the valuation allowance of deferred taxes, contingencies and equity compensation. Actual results could differ from those estimates.

Revenue Recognition and Cost of Sales

The following represents a disaggregation of our revenue recognition policies by segment:

Property Development

              ● Property Sales. The Company's main business is land development. The Company purchases land and develops it into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter into a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger and Black Oak projects, which represented approximately 84% and 94% of the Company’s revenue in the years ended on December 31, 2020 and 2019, respectively, is as follows:

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

Allocate the transaction price to performance obligations in the contract. Each lot is considered to be a separate performance obligation, for which the specified price in the contract is allocated to.

Recognize revenue when (or as) the entity satisfies performance obligation. The builders do the inspections to make sure all conditions/requirements are met before taking title of lots. The Company recognizes revenue at a point in time when title is transferred. The Company does not have further performance obligations or continuing involvement once title is transferred.

● Sale of the Front Foot Benefit Assessments. We have established a front foot benefit (“FFB”) assessment on all of the lots sold to NVR. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending on the type of home. Our total expected revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligations have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facilities and close the lot sales with NVR, which inspects these water and sewer facilities prior to the close of lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized upon NVR’s sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December, 2020 and 2019, we recognized revenue in the amounts of $273,620 and $548,457 from FFB assessments, respectively.

● Cost of Sales. Land acquisition costs are allocated to each lot based on the area method, the size of the lot comparing to the total size of all lots in the project. Development costs and capitalized interest are allocated to lots sold based on the total expected development and interest costs of the completed project and allocating a percentage of those costs based on the selling price of the sold lot compared to the expected sales values of all lots in the project.

If the allocation of development costs and capitalized interest based on the projection and relative expected sales value is impracticable, those costs could also be allocated based on an area method, which uses the size of the lots compared to the total project area and allocates costs based on their size.

 Digital Transformation Technology

● Software Development Income. Revenue is recognized when (or as) the Company transfers promised goods or services to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services to its customers. We generate revenue from a project involving provision of services and web/software development for customers. In respect to the provision of services, the agreements are less than one year with a cancellation clause and customers are typically billed on a monthly basis.

Biohealth

● Product Direct Sales. The Company’s net sales consist of product sales. The Company's performance obligation is to transfer its products to its third-party independent distributors (“Distributors”). The Company generally recognizes revenue when product is shipped to its Distributors.

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

If a Distributor returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. In addition, the Company maintains a buyback program pursuant to which it will repurchase products sold to a Distributor who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale.

● Annual Membership. The Company collects an annual membership fee from its Distributors. The fee is fixed, paid in full at the time of joining the membership and not refundable. The Company’s performance obligation is to provide members to purchase products, access to certain back office services, receive commissions and attend corporate events. The obligation is satisfied over time. The Company recognizes revenue associated with the membership over the one-year period of the membership. Before the membership fee is recognized as revenue, it is recorded as deferred revenue.

Real Estate Assets

Real estate assets are recorded at cost, except when acquired real estate assets meet the definition of a business combination in accordance with ASC 805, “Business Combinations,” which are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are reduced when lots are sold.

We capitalized interest from the third-party borrowings of $0 and $526,297 and capitalized construction costs of approximately $10.3 million and $8.5 million for the years ended December 31, 2020 and 2019, respectively.

On December 31, 2019, total real estate property under development was $23.9 million, including:

●
land held for development in the amount of $14.3 million (consisting of $6.9 million for Black Oak, $6.9 million for Ballenger Run and $0.5 million for our Perth project);

●
capitalized development costs in the amount of $5.7 million (consisting of $0.3 million for Black Oak and $5.4 million for Ballenger Run); and

●
capitalized finance costs were $3.9 million.

On December 31, 2020, total real estate property under development was $20.5 million, including:

●
land held for development in the amount of $10.9 million (consisting of $6.9 million for Black Oak, $3.5 million for Ballenger Run and $0.5 million for our Perth project);

●
capitalized development costs in the amount of $6.1 million (consisting of $1.2 million for Black Oak, $4.8 million for Ballenger Run and $0.1 million for our Perth project); and

●
capitalized finance costs were $3.5 million.

On June 30, 2019, the Company recorded approximately $3.9 million of impairment on the Black Oak project.

On December 31, 2019, Black Oak recognized additional real estate impairment of approximately $1.3 million.

On December 31, 2020, the capitalized construction costs were as follows:

	Ballenger Run	Black Oak	Perth Project	Total
Land held for development	$3,484,903	$6,891,937	$560,910	$10,937,750
Capitalized development Costs
Hard Construction Costs	26,542,028	8,636,434		35,178,462
Engineering	3,516,161	1,885,761		5,401,922
Consultation	340,528	105,667		446,195
Project Management	3,682,400	915,424		4,597,824
Legal	359,353	235,961		595,314
Taxes	1,273,587	770,983		2,044,570
Other Services	1,060,667	222,475	70,272	1,353,414
BAN reimbursement		(4,988,461)		(4,988,461)
Impairment Reserve		(5,230,828)		(5,230,828)
Construction - Sold Lots	(31,979,301)	(1,364,805)		(33,344,106)
Total capitalized development costs	$4,795,423	$1,188,611	$70,272	$6,054,306

Capitalized finance costs				$3,513,535

Total property under development				$20,505,591

On December 31, 2019, the capitalized construction costs were as follows:

	Ballenger Run	Black Oak	Perth Project	Total
Land held for development	$6,886,163	$6,886,937	$510,240	$14,283,340
Capitalized construction Costs
Hard construction costs	18,857,552	8,354,986		27,212,538
Engineering	2,890,373	1,804,034		4,694,407
Consultation	330,387	105,267		435,654
Project management	3,042,600	800,505		3,843,105
Legal	327,011	234,106		561,117
Taxes	1,092,247	556,194		1,648,441
Other services	488,717	29,398	48,874	566,989
BAN reimbursement		(4,988,461)		(4,988,461)
Impairment reserve		(5,230,828)		(5,230,828)
Construction - Sold Lots	(21,713,668)	(1,364,805)		(23,078,473)
Total capitalized development costs	$5,315,219	$300,396	$48,874	$5,664,489

Capitalized finance costs				$3,936,875

Total property under development				$23,884,704

Through December 31, 2020, there were no sales from the Perth project. In addition, no sales agreement had been signed for this project.

Results of Operations

Summary of  Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2020 and 2019

	Years Ended December 31,
	2020	2019
Revenue	$16,238,200	$24,257,953
Operating Expenses	(17,928,641)	(31,200,994)
Other Expenses	(2,282,013)	(17,527)
Loss from Discontinued Operations	(417,438)	(661,472)
Net Loss	$(4,398,435)	$(8,053,428)

Revenue

The following table sets forth period-over-period changes in revenues for each of our reporting segments:

	Years Ended December 31,		Change
	2020	2019	Dollars	Percentage
Property development	$13,643,689	$22,855,446	$(9,211,757)	-40%
Biohealth	2,594,511	1,371,298	1,223,213	89%
Digital transformation technology	-	-	-	-
Other	-	31,209	(31,209)	-100%
Total revenue	$16,238,200	$24,257,953	$(8,019,753)	-33%

Revenue was $16,238,200 and $24,257,953 for the years ended December 31, 2020 and 2019, respectively. An increase in property sales from the Ballenger Project and first sale of a section of Black Oak Project in the first quarter of 2019 contributed to higher revenue in that period. Pursuant to a lot purchase agreement dated July 3, 2018, 150 CCM Black Oak Ltd sold 124 lots located in the Company’s Black Oak project to Houston LD, LLC for a total purchase price of $6,175,000 in January 2019. As for our Ballenger Project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time. The revenue from the sale of lots in our Ballenger project was similar in both 2019 and 2020.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $548,457 in the year ended December 31, 2019 to $273,620 in year ended December 31, 2020. The decrease is a mixed result of the decreased sale of properties to homebuyers in 2020 and sale of FFBs of a smaller value.

Revenues from our biohealth segment in 2019 come from the direct sales by iGalen Inc. (formerly known as iGalen USA, LLC), which is 100% owned by iGalen International Inc., Alset International’s 53%-owned subsidiary. On December 30, 2020 Alset International’s ownership of iGalen International was sold to one of the directors of iGalen International. During the years ended December 31, 2020 and 2019, the revenue from iGalen Inc. was $89,567 and $1,371,298, respectively.

In October 2019, the Company expanded its biohealth segment to Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World, similarly to iGalen Inc., operates based on a direct sale model of health supplements. HWH World recognized $2,504,944 in revenue in the year ended December 31, 2020. No revenue was recognized in the year ended on December 31, 2019.

The category described as “Other” includes corporate and financial services and new venture businesses. "Other" includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the years ended December 31, 2020 and 2019, the revenue from other businesses was $0 and $31,209, respectively, generated by fund management services.

Operating Expenses

The following table sets forth period-over-period changes in cost of sales for each of our reporting segments:

	Years Ended December 31,		Change
	2020	2019	Dollars	Percentage
Property development	$11,747,540	$19,510,275	$(7,762,735)	-40%
Biohealth	338,034	458,482	(120,448)	-26%
Digital transformation technology	-	-	-	-
Other	-	-	-	-
Total cost of sales	$12,085,574	$19,968,757	$(7,883,183)	-39%

Cost of sales decreased from $19,968,757 in the year ended December 31, 2019 to $12,085,574 in the year ended December 31, 2020, as a result of the decrease in sales in the Ballenger Run and Black Oak projects. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of sales to increase as revenue increases.

The gross margin decreased from $4,289,196 to $4,152,626 in the years ended December 31, 2019 and 2020, respectively. The decrease of gross margin was caused by the decrease of gross margin of Ballenger Run project, mostly due to the decrease in the sales. The gross margin from sale of Black Oak section one lots was approximately $0 after real estate impairment of $1.5 million was recorded in 2018.

The following table sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Years Ended December 31,		Change
	2020	2019	Dollars	Percentage
Property development	$660,647	$6,064,563	$(5,403,916)	-89%
Biohealth	1,535,103	2,268,802	(733,699)	-32%
Digital transformation technology	54,673	284,158	(229,485)	-81%
Other	3,592,644	2,614,714	977,930	37%
Discontinued Operations	416,968	526,871	(109,903)	-21%
Total operating expenses	$6,260,035	$11,759,108	$(5,499,073)	-47%

The decrease of operating expenses of property development in 2020 compared with 2019 was mostly caused by the recognition of $5.2 million impairment in 2019. The decrease of research and development expense in biohealth segment was the main reason of decrease of operating expenses in biohealth segment in 2020 compared with 2019. The increase expense in other segment was mostly due to the issuance of Alset International’s stock for performance award program at the expense of $1,417,523 in second quarter of 2020.

Other Income (Expense)

In the year ended December 31, 2020, the Company had other expense of $2,282,013 compared to other expense of $17,527 in the year ended December 31, 2019. The change from unrealized gain (loss) on securities investment explained the volatility in these two periods. In the year ended December 31, 2020, the unrealized loss on securities investment was $1,750,454 comparing to unrealized gain on security investment of $320,032 in the year ended December 31, 2019. Additionally, loss on investment in security by equity method at December 31, 2020 was $227,643, compared to $0 loss for the year ended December 31, 2019.

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

The parties to the Equity Purchase Agreement agreed that the purchase price for this transaction would be $100,000, which would be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000, and that such note would be due and payable in full in two years. In 2020, this promissory note was fully paid. As of December 31, 2020 and December 31, 2019, the outstanding receivable of this promissory note was $0 and $100,000, respectively. The closing of the Equity Purchase Agreement was subject to certain conditions; these conditions were met and the transaction closed on January 14, 2019.

During the year ended December 31, 2020, no income or loss from this discontinued operation was recognized. During the year ended on December 31, 2019, the discontinued loss was $3,712.

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of Document Securities Systems Inc. (“DSS”), pursuant to which, DBHS agreed to acquire all of the outstanding capital stock of Impact BioMedical Inc, a wholly owned subsidiary of GBM, through a share exchange. It was agreed that the aggregate consideration to be issued to GBM for the Impact BioMedical shares would be the following: (i) 483,334 newly issued shares of DSS common stock; and (ii) 46,868 newly issued shares of a new series of DSS perpetual convertible preferred stock with a stated value of $46,868,000 ($1,000 per share). The convertible preferred stock will be convertible into shares of DSS common stock at a conversion price of $6.48 of preferred stock stated value per share of common stock, subject to a 19.9% beneficial ownership conversion limitation (a so-called “blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by GBM. Holders of the convertible preferred stock will have no voting rights, except as required by applicable law or regulation, and no dividends will accrue or be payable on the convertible preferred stock. The holders of convertible preferred stock will be entitled to a liquidation preference of $1,000 per share, and DSS will have the right to redeem all or any portion of the then outstanding shares of convertible preferred stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share.

Under ASU 2014-08, a disposal transaction meets the definition of a discontinued operation if all of the following criteria are met:

1.
The disposal group constitutes a component of an entity or a group of components of an entity.
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

Impact BioMedical Inc and its subsidiaries have financial reporting. The transaction is a disposal by sale and has a major effect on our financial results. Since it meets all of the test criteria set forth above, we have treated this disposal transaction as a discontinued operations in our financial statements.

On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares (however, any conversion will be subject to the blocker GBM has agreed to, as described above). After this transaction, we held 500,001 shares of the common stock of DSS, representing 9.7% of the outstanding common stock of DSS. Our CEO, Chan Heng Fai is an owner of the common stock of DSS (not including any common or preferred shares we held) and is the executive chairman of the board of directors of DSS. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. ASC 820, Fair Value Measurement and Disclosures, defines the fair value of the financial assets. We value DSS common stock under level 1 category through quoted prices and preferred stock under level 2 category through the value of the common shares into which the preferred shares are convertible. The quoted price of DSS common stock was $6.95 as of August 21, 2020. The total fair value of DSS common and preferred stocks GBM received as consideration for the disposal of Impact BioMedical was $46,284,171. As of August 21, 2020, the net asset value of Impact BioMedical was $94,011. The difference of $46,190,160 was recorded as additional paid in capital. We did not recognize gain or loss from this transaction as it was a related party transaction.

During the years ended December 31, 2020 and 2019, the discontinued operation loss from Impact BioMedical Inc was $417,438 and $657,760, respectively.

On October 16, 2020, GBM converted an aggregate of 4,293 shares of Series A Convertible Preferred Stock into 662,500 shares of the common stock of DSS. As of December 31, 2020, we owned approximately 19.9% of the common stock of DSS, and our CEO, Chan Heng Fai, is also an owner of common stock of DSS (not including any common or preferred shares we hold).

Net Loss

In the year ended December 31, 2020, the Company had net loss of $4,398,435 compared to net loss of $8,053,428 in the year ended December 31, 2019.

Liquidity and Capital Resources

Our real estate assets have decreased to $20,505,591 as of December 31, 2020 from $23,884,704 as of December 31, 2019. This decrease primarily reflects a decrease of land held for development due to our sales to NVR and increase in the cost of sales. Our cash has increased from $2,774,587 as of December 31, 2019 to $22,124,491 as of December 31, 2020. Our liabilities decreased from $13,649,449 at December 31, 2019 to $8,592,724 at December 31, 2020. Our total assets have increased to $103,316,578 as of December 31, 2020 from $35,872,780 as of December 31, 2019 due to the increase in cash and investments in securities.

On November 23, 2015, SeD Maryland Development, LLC and Union Bank (formerly Xenith Bank and The Bank of Hampton Roads) entered into a Construction Loan Agreement, as amended by the Loan Modification Commitment Letter, as further amended by the Loan Modification Commitment Letter, dated as of August 30, 2017 and as further amended by the Third Loan Modification Agreement, dated as of September 18, 2017. The loan from Union Bank was repaid in January 2019 and the agreement between Union Bank and SeD Maryland Development was terminated on April 17, 2019.

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

On June 18, 2020, Alset EHome Inc. (previously known as SeD Home Inc., SeD Home & REITs Inc., and then Alset iHome Inc.), entered into a Loan Agreement with M&T Bank. Pursuant to this Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000. Repayment of this loan is secured by a deed of trust issued to the Lender on the property owned by certain subsidiaries of Alset EHome Inc. The maturity date of this loan is May 1, 2022. Certain subsidiaries of our company are the guarantors of this loan.

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

On November 29, 2016, Alset EHome Inc. entered into three $500,000 bonds for a total of $1.5 million that were to incur annual interest at 8% and the principal was paid in full on November 29, 2019.

On April 6, 2020, the Company entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act. The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first ten months of principal and interest deferred. On November 26, 2020, $64,502 of this loan was forgiven by the United States Small Business Administration and $64,502 was recorded as other income. The remaining balance of $4,000 was paid back in December 2020.

On February 11, 2021, the Company entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first sixteen months of principal and interest deferred or until we apply for the loan forgiveness. The PPP Term Note may be accelerated upon the occurrence of an event of default.

During the year ended on December 31, 2017, Chan Heng Fai provided non-interest loans of $7,156,680 for the general operations of the Company. The loans are interest free, not tradable, unsecured, and repayable on demand. On October 15, 2018, a formal lending agreement between Alset International and Chan Heng Fai was executed. Under the agreement, Chan Heng Fai provides a lending credit limit of approximately $10 million for Alset International with an interest rate of 6% per annum for the outstanding borrowed amount, which commenced retroactively from January 1, 2018. The loans are still not tradable, unsecured and repayable on demand. As of December 31, 2020 and 2019, the outstanding principal balance of the Related Party Loan was $0 and $4,246,604, respectively. Chan Heng Fai confirmed through a letter that he would not demand the repayment within a year. Interest started to accrue on January 1, 2018 at 6% per annum. During the years ended December 31, 2020 and 2019, the interest expenses were $130,667 and $358,203, respectively. As of December 31, 2020 and 2019, the accrued interest total was $0 and $822,405, respectively.

Chan Heng Fai provided an interest-free, due on demand, advance to the Company for the general operations of the Company. On both December 31, 2020 and 2019, the outstanding balance was $1,511,429.

On May 1, 2018, Rajen Manicka, CEO and one of the directors of iGalen International Inc., which holds 100% of iGalen Inc., provided a loan of approximately $367,246 to iGalen Inc. (the “2018 Rajen Manicka Loan”). The term of 2018 Rajen Manicka Loan is ten years. The 2018 Rajen Manicka Loan has an interest rate of 4.7% per annum. On March 8, March 27 and April 23, 2019, iGalen borrowed additional monies of $150,000, $30,000 and $50,000, respectively, from Rajen Manicka, total $230,000 (the “2019 Rajen Manicka Loan”). The 2019 Rajen Manicka Loan is interest free, not tradable, unsecured, and repayable on demand. As of December 31, 2019, the total outstanding principal balance of the loans was $546,397, and was included in the Notes Payable – Related Parties balance on the Company’s Consolidated Balance Sheets. During the years ended December 31, 2020 and 2019, the Company incurred $0 and $8,084 of interest expense, respectively. The Company accrued interest of $0 at December 31, 2020 and 2019. On December 30, 2020, Company’s subsidiary Health Wealth Happiness Pte. Ltd., sold its 53% interest in iGalen International to an officer of the Company.

On August 13, 2019, iGalen International Inc., which holds 100% of iGalen Inc., borrowed $250,000 from Decentralized Sharing Services, Inc., a company whose sole shareholder and director is Chan Heng Fai, our CEO. The term of the loan is 12 months, with an interest rate of 10% per annum. In addition, Decentralized Sharing Services, Inc. received the right to receive 3% of any revenue received by iGalen International Inc. for 99 years.  During the year ended December 31, 2020 the Company incurred $9,729 of interest expense and $0 from the right to receive 3% of revenue. During the year ended December 31, 2019 the Company incurred $0 of interest expense and $0 from the right to receive 3% of revenue. The amount outstanding on the loan as of December 31, 2020 and 2019 was $0 and $250,000, respectively. The principal of $250,000 was paid off in June 2020.

On November 3, 2019, iGalen Inc. borrowed $160,000 from iGalen Funding Inc., a company whose directors and shareholders include two members of the Board of iGalen Inc. The term of the loan was 6 months, with an interest rate of 10% per annum. The expiration term was changed to due on demand after 6 months. The amount outstanding on the loan as of December 31, 2020 and 2019 was $0 and $160,000, respectively. The accrued interest was $16,000 and $2,542 as of December 31, 2020 and 2019, respectively.

From January to December, 2020, the Company sold 497,300 shares of GigWorld to international investors with the amount of $478,300, which was booked as addition paid-in capital. The Company held 505,667,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

From January to December, 2019, the Company sold 439,900 shares of GigWorld to international investors with the amount of $303,700, which was booked as addition paid-in capital. The Company held 500,821,889 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

Summary of Cash Flows for the Years Ended December 31, 2020 and 2019

	Years Ended December 31,
	2020	2019
Net cash provided by operating activities	$1,644,698	$5,958,434
Net cash used in investing activities	$(120,927)	$(130,632)
Net cash provided by (used in) financing activities	$20,099,461	$(3,986,857)

Cash Flows from Operating Activities

Net cash provided by operating activities was $1,644,698 in the year ended December 31, 2020, as compared to net cash provided by operating activities of $5,958,434 in the same period of 2019. The lower sales and more property development expenses explain the increased cash flow used in operating activities. We received approximately $13.6 million from sales in the Ballenger Run project and invested approximately $4.2 million in land development projects of both Ballenger Run and Black Oak during the year ended December 31, 2020.

Cash Flows from Investing Activities

In 2020, we received $301,976 from the liquidation of Global Opportunity Fund. We also invested $200,000 in a promissory note of a related party and invested $201,229 in stock.

Cash Flows from Financing Activities

Net cash provided by financing activities was $20,099,461 in the year ended December 31, 2020, comparing to net cash used of $3,986,857 in the year ended December 31, 2019. During the year ended December 31, 2020, we received cash proceeds of $11,380,460 from the exercise of subsidiary warrants, $487,300 from the sale of our GigWorld shares to individual investors and $13,202,123 from stock issuance. The Company also distributed $411,250 to one minority interest investor, repaid $250,000 of promissory note and $4,991,264 to related party. During the year ended December 31, 2019, we received cash proceeds of $333,029 from the sale of our GigWorld shares to individual investors, repaid remaining $13,899 back to the Union Bank loan and repaid approximately $3.6 million of related party loans. Additionally, we received $1,856,551 from exercise of subsidiary warrants and distributed $1,069,250 to minority shareholder.

Real Property Financing Arrangements

Through Alset International, we have three property development projects. Ballenger Run and Black Oak projects are the major projects.

The Company anticipates that the estimated construction costs (not including land costs and financing costs) for the final phases of the Ballenger Run project will be $3 million. The expected completion date for the final phases of the Ballenger Run project is June of 2022.

The following table shows the Company’s forecasts of the phases of the development and costs for each phase of development for the Black Oak project, however, we are presently exploring alternate plans for Black Oak, which could lead to an expansion of the depth and breadth of our involvement in this project, depending on market interest, the outcome of discussions with potential partners and the availability of capital. Should we expand or otherwise alter our plans at the Black Oak project, the later stages of such project may have different time frames and costs.

Black Oak	Estimated Construction Costs	Expected Completion Date
Phase 1	$7,080,000	Completed
Phase 2	$330,671	November 2022
Phase 3	$422,331	November 2022
Phase 4	$142,788	November 2022
Phase 5	$3,293,000	April 2022
Total	$11,268,790

Our Perth project in Australia is relatively small, representing approximately 2% of our total projects included in the estimated property costs and forecasted revenue, and the development plan of this project is contingent on the local market. We have been monitoring the local market, which has seen no significant improvement to date, and we will consider development once it is more confident in the market.

Black Oak

Black Oak is a 162-acre land infrastructure and subdivision project situated in Magnolia, Texas, north of Houston. This project is owned by certain subsidiaries of Alset International.

On July 20, 2018, 150 CCM Black Oak Ltd received $4,592,079 in reimbursement for previous construction costs incurred in the land development. Of this amount, $1,650,000 will remain on deposit in the District's Capital Projects Fund for the benefit of 150 CCM Black Oak Ltd and will be released upon receipt of the evidence of (a) execution of a purchase agreement between 150 CCM Black Oak Ltd and a home builder with respect to the Black Oak development and (b) completion, finishing and making ready for home construction of at least 105 unfinished lots in the Black Oak development. In 2019, $1,112,861 was released to reimburse the construction costs leaving a balance of $90,394 on December 31, 2019. The remaining balance was released in the first half on 2020, leaving $0 on December 31, 2020.

Ballenger Run

In November 2015, through LiquidValue Development, we completed the $15.7 million acquisition of Ballenger Run, a 197-acre land subdivision development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into the Assignable Real Estate Sales Contract with NVR, Inc. (“NVR”) by which RBG Family, LLC would sell the 197 acres for $15 million to NVR. On December 10, 2014, NVR assigned this contract to SeD Maryland Development, LLC in the Assignment and Assumption Agreement and entered into a series of Lot Purchase Agreements by which NVR would purchase subdivided lots from SeD Maryland Development, LLC (the “Lot Purchase Agreements”).

On November 23, 2015, SeD Maryland Development, LLC and Union Bank (formerly Xenith Bank and The Bank of Hampton Roads) entered into a Construction Loan Agreement, as amended by the Loan Modification Commitment Letter, as further amended by the Loan Modification Commitment Letter, dated as of August 30, 2017 and as further amended by the Third Loan Modification Agreement, dated as of September 18, 2017 (the “Union Bank Revolving Loan”). The Union Bank Revolving Loan closed simultaneous with the settlement on the land on November 23, 2015, and provided (i) for a maximum of $11 million outstanding; (ii) maturity on December 31, 2019; and (iii) an $800,000 letter of credit facility, with an annual rate of 15% on all issued letters of credit. On December 31, 2020 and 2019, the principal balance was $0. As part of the transaction, we incurred loan origination fees and closing fees, totaling $480,947, which were recorded as debt discount and were amortized over the life of the loan. The unamortized debt discounts were $0 on both December 31, 2020 and 2019.

The loan was secured by a deed of trust on the property, a minimum $2,600,000 of collateral cash, and a Limited Guaranty Agreement with SeD Ballenger. In September 2017, SeD Maryland Development, LLC and the Union Bank modified the related Revolving Credit Note, which increased the original principal amount from $8,000,000 to $11,000,000 and extended the maturity date of the loan and letter of credit to December 31, 2019.

The Union Bank Revolving Loan was intended to fund the development of the first 276 lots, the multi-family parcel and senior living parcel, the amenities associated with these phases, and certain road improvements. The Union Bank Revolving Loan was repaid in January 2019. On April 17, 2019, SeD Maryland Development LLC and Union Bank terminated the agreement.

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

LIBOR is expected to be discontinued after 2021. Our line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and will work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition. We, however, can provide no assurances regarding the impact of the discontinuation of LIBOR on the interest rate that we would be required to pay or on our financial condition.

As of December 31, 2020 and 2019, the principal balance of the loan was $0. During 2019, as part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized them into construction in process.

Equity Security Investments

Investment Securities at Fair Value

The Company commonly holds investments in equity securities with readily determinable fair values, equity investments without readily determinable fair values, investments accounted for under the equity method, and investments at cost. Certain of the Company’s investments in marketable equity securities and other securities are long-term, strategic investments in companies that are in various stages of development.

Prior to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, investments in equity securities were classified as either 1) available-for-sale securities, stated at fair value, and unrealized holding gains and losses, net of related tax effects, were recorded directly to accumulated other comprehensive income (loss) or 2) trading securities, stated at fair value, and unrealized holding gains and losses, net of related tax benefits, were recorded directly to net income (loss). With the adoption of ASU 2016-01, investments in equity securities are still stated at fair value, quoted by market prices, but all unrealized holding gains and losses are credited or charged to net income (loss) based on fair value measurement as the respective reporting date.

The Company accounts for certain of its investments in equity securities in accordance with ASU 2016-01 Financial Instruments—Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In accordance with ASU 2016-01, the Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Amarantus BioScience Holdings (“AMBS”) is publicly traded company. The Company does not have significant influence over AMBS as the Company is the beneficial owner of approximately 5.4% of the common shares of AMBS. The stock fair value is determined by quoted stock prices.

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

The Company has significant influence over DSS as we owned approximately 19.9% of the common stock of DSS as of December 31, 2020, and our Chief Executive Officer, Chan Heng Fai, is an owner of the common stock of DSS (not including any common or preferred shares we hold). In addition, our Chief Executive Officer is the Chairman of the Board of Directors of DSS. The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or could elect the fair value option accounting.

The Company had significant influence over Holista as the Company and its CEO are the beneficial owner of approximately 16.8% of the outstanding shares of Holista and our CEO has a position on the Board of Directors of Holista. The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or could elect the fair value option accounting.

The Company has significant influence over APW as the Company is the beneficial owner of approximately 9.99% of the common shares of APW and one officer from the Company holds a director position of APW’s board. The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or could elect the fair value option accounting.

The Company had significant influence over Alset International during the period of deconsolidation as the company’s beneficial ownership ranged between 49.62% and 49.11% in that period and our CEO is the CEO of Alset International. Chan Heng Fai is a director of both companies.

The Company has elected the fair value options for the equity securities noted above that would otherwise be accounted for under the equity method of accounting to better match the measurement of assets and liabilities in the Consolidated Statements of Operations. APW, Holista and DSS are publicly traded companies and fair value of these equity investments is determined by the quoted stock prices. On December 31, 2020 and 2019, the fair value (calculated by market trading prices on the end dates of the periods) of total held equity stock of American Premium Water, Holista and DSS was $10,075,758 and $2,711,582, respectively.

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

The Company invested $50,000 in a convertible promissory note of Sharing Services, Inc. (“Sharing Services Convertible Note”), a company quoted on the US OTC market. The value of the convertible note was estimated by management using a Black-Scholes valuation model. The fair value of the note was $66,978 and $26,209 on December 31, 2020 and 2019, respectively.

On March 2, 2020, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private startup company, in conjunction with the Company lending a $200,000 promissory note. For further details on this transaction, refer to Note 8 to Company’s Financial Statements, Related Party Transactions, Note Receivable from a Related Party Company. The Company holds a stock option to purchase 250,000 shares of Vivacitas common stock at $1 per share at any time prior to the date of a public offering by Vivacitas. As of December 31, 2020 and 2019, both AMRE and Vivacitas were private companies. Based on management’s analysis, the fair value of the warrants and the stock option was $0 as of December 31, 2020 and 2019.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. We value APB warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APW were $860,342 as of July 17, 2020, the purchase date and $862,723 as of December 31, 2020.

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of Document Securities Systems Inc. (“DSS”), a related party of the Company, pursuant to which, DBHS agreed to acquire all of the outstanding capital stock of Impact BioMedical Inc., a wholly owned subsidiary of GBM, through a share exchange. On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares. On October 5, 2020 the Company converted 4,293 of these preferred shares into 662,500 common shares. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. We value DSS preferred stock under level 3 category through the Option-Pricing Method (“OPM”) to allocate the equity value between common and preferred shares. The OPM relies on the Black-Scholes-Merton model. As of December 31, 2020, the fair market value of the DSS preferred stock was $37,675,000. For further details on this transaction, refer to Note 8 to Company’s Financial Statements – Related Party Transactions, Note 11 – Discontinued Operations and Note 12 – Investments Measured at Fair Value.

The changes in the fair values of the investment were recorded directly to accumulated other comprehensive income (loss). Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

Investment Securities at Cost

The Company has a holding of 13.1% in Vivacitas Oncology Inc. (“Vivacitas”), a private company that is currently not listed on an exchange, with a purchase cost of $200,128. Vivacitas was acquired after the adoption of ASU 2016-01. The Company applied ASC 321 and elected the measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC 820 to estimate fair value using the NAV per share. Under the alternative, we measure Vivacitas at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

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

On September 30, 2020, the Company acquired 20,000 shares, approximately 19% ownership, from Hyten Global (“Hyten”), a private company, at a purchase price of $42,562. Hyten Global is a direct sales company in Thailand. The Company does not have significant influence on Hyten and applied ASC 321 and measured Hyten at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

There has been no indication of impairment or changes in observable prices via transactions of similar securities and is still carried at a cost.

Investment Securities under Equity Method Accounting

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 36.1% of American Medical REIT Inc. (“AMRE”), a startup REIT company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. LiquidValue did not invest equity but lend a loan to AMRE. See detail in Note 8 to Company’s Financial Statements, Related Party Transactions. On balance sheet, the prorate loss from AMRE was recorded as a liability, accumulated losses on equity method investment. During years ended December 31, 2020 and 2019, the investment losses from AMRE were $227,643 and $0, respectively. As of December 31, 2020 and 2019, the accumulated losses on equity method investment were $265,929 and $0, respectively.

Sweet Sense Inc.

On April 25, 2018, BioLife Sugar, Inc. ("BioLife"), a subsidiary consolidated under Alset International, entered into joint venture agreement with Quality Ingredients, LLC ("QI"). The agreement created an entity called Sweet Sense, Inc. ("Sweet Sense"), which was 50% owned by BioLife and 50% owned by QI. Management believes its investment of 50% represents significant influence over Sweet Sense and accounts for the investment under the equity method of accounting. As of December 31, 2018, BioLife had contributed $55,000 to the joint venture and recorded its proportionate share losses totaling $44,053 recorded as loss on investment in security by equity method in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss.

On November 8, 2019, Impact BioMedical Inc., a subsidiary of the Company, purchased 50% of Sweet Sense from QI for $91,000 and recorded a loss from acquisition in the amount of $90,001. As of November 8, 2019, the total investment in joint venture was equal to $91,000 and the proportionate losses totaled $90,001. The transaction was not in the scope of ASC 805 Business Combinations since the acquisition was accounted for an asset purchase instead of a business combination. As an asset acquisition, the Company recorded the transaction at cost and applied ASC 730 to expense in-process research and development cost, the major cost of Sweet Sense. Consequently, Sweet Sense was an 81.8% owned subsidiary of Alset International, and therefore, was consolidated into the Company’s condensed consolidated financial statements as of December 31, 2019. During the year ended December 31, 2019, the investment losses from Sweet Sense was $44,053. As a subsidiary of Impact BioMedical Inc., Sweet Sense was in the discontinued operations of Impact BioMedical Inc.

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

The parties to the Equity Purchase Agreement agreed that the purchase price for this transaction would be $100,000, which would be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000, and that such note would be due and payable in full in two years. In 2020, this promissory note was fully paid. As of December 31, 2020 and December 31, 2019, the outstanding receivable of this promissory note was $0 and $100,000, respectively. The closing of the Equity Purchase Agreement was subject to certain conditions; these conditions were met and the transaction closed on January 14, 2019.

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

1.
The disposal group constitutes a component of an entity or a group of components of an entity.

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

Impact BioMedical Inc and its subsidiaries have financial reporting. The transaction is a disposal by sale and has a major effect on our financial results. Since it meets all of the test criteria set forth above, we have treated this disposal transaction as a discontinued operation in our financial statements.

On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares (however, any conversion will be subject to the blocker GBM has agreed to, as described above). After this transaction, we held 500,001 shares of the common stock of DSS, representing 9.7% of the outstanding common stock of DSS. Our CEO, Chan Heng Fai is the owner of the common stock of DSS (not including any common or preferred shares we held) and is the executive chairman of the board of directors of DSS. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. ASC 820, Fair Value Measurement and Disclosures, defines the fair value of the financial assets. We value DSS common stock under level 1 category through quoted prices and preferred stock under level 2 category through the value of the common shares into which the preferred shares are convertible. The quoted price of DSS common stock was $6.95 as of August 21, 2020. The total fair value of DSS common and preferred stocks GBM received as consideration for the disposal of Impact BioMedical was $46,284,171. As of August 21, 2020, the net asset value of Impact BioMedical was $94,011. The difference of $46,190,160 was recorded as additional paid in capital. We did not recognize gain or loss from this transaction as it was a related party transaction.

On October 16, 2020, GBM converted an aggregate of 4,293 shares of Series A Convertible Preferred Stock into 662,500 shares of the common stock of DSS. We owned approximately 19.9% of the common stock of DSS, and our CEO, Chan Heng Fai, is also an owner of the common stock of DSS (not including any common or preferred shares we hold).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2020 and 2019. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $24.8 million and $35.8 million on December 31, 2020 and 2019, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $25 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2021, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Management is responsible for the preparation and fair presentation of the financial statements included in this Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2019, management determined that our company did not maintain effective controls over financial reporting due to having a limited staff with U.S. GAAP and SEC reporting experience. Management determined that the ineffective controls over financial reporting constitute a material weakness. To remediate such weaknesses, we plan to appoint additional qualified personnel with financial accounting, GAAP and SEC experience.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

8. Financial Statements

Alset EHome International Inc. and Subsidiaries
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alset EHome International Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alset EHome International Inc. (the Company) as of December 31, 2020, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public CompanyAccounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Briggs & Veselka Co.
We have served as the Company’s auditor since 2021.
Houston, Texas
April 14, 2021

REPORT OF INDEPENDNT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alset EHome International Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Alset EHome International Inc. (the Company) (formerly HF Enterprises Inc.) as of December 31, 2019 and the related consolidated statement of operations and other comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.

We served as the Company’s auditor from 2018 to 2019

Somerset, New Jersey
July 30, 2020

Alset EHome International Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
Assets:
Current Assets:
Cash	$22,124,491	$2,774,587
Restricted Cash	6,769,533	4,447,678
Account Receivables, Net	1,366,194	170,442
Other Receivables	270,222	681,677
Note Receivables - Related Parties	624,986	-
Prepaid Expenses	1,470,680	145,186
Inventory	90,068	116,698
Investment in Securities at Fair Value	48,857,483	3,015,698
Investment in Securities at Cost	280,516	200,128
Deposits	47,019	70,208
Current Assets from Discontinued Operations	-	139,431
Total Current Assets	81,901,192	11,761,733

Real Estate
Properties under Development	20,505,591	23,884,704
Operating Lease Right-Of-Use Asset	574,754	146,058
Deposit	249,676	-
Property and Equipment, Net	85,365	80,285
Total Assets	$103,316,578	$35,872,780

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,553,132	$3,995,001
Accrued Interest - Related Parties	-	834,536
Deferred Revenue	2,867,226	258,594
Builder Deposits	1,262,336	890,069
Operating Lease Liability	381,412	58,865
Notes Payable	172,706	157,105
Notes Payable - Related Parties	1,526,208	410,000
Income Tax Payable	-	420,327
Current Liabilities from Discontinued Operations	-	7,021
Total Current Liabilities	7,763,020	7,031,518
Long-Term Liabilities:
Builder Deposits	-	1,555,200
Operating Lease Liability	193,342	91,330
Note Payable, Net of Discount	636,362	-
Notes Payable - Related Parties	-	4,971,401
Total Liabilities	8,592,724	13,649,449

Stockholders' Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value; 20,000,000 shares authorized; 8,570,000 and 10,001,000 shares
issued and outstanding on December 31, 2020 and 2019, respectively	8,570	10,001
Additional Paid In Capital	97,950,440	54,263,717
Accumulated Deficit	(43,010,991)	(40,494,115)
Accumulated Other Comprehensive Income	2,153,318	1,468,269
Total Alset Ehome International Stockholders' Equity	57,101,337	15,247,872
Non-controlling Interests	37,622,517	6,975,459
Total Stockholders' Equity	94,723,854	22,223,331

Total Liabilities and Stockholders' Equity	$103,316,578	$35,872,780

See accompanying notes to condensed consolidated financial statements.

Alset EHome International Inc. and Subsidiaries
Consolidated Statements of Operations and Other Comprehensive Loss
For the Years Ended December 31, 2020 and 2019

	2020	2019
Revenue
Property Sales	$13,643,689	$22,855,446
Biohealth Product Sales	2,594,511	1,371,298
Others	-	31,209
Total Revenue	16,238,200	24,257,953
Operating Expenses
Cost of Sales	12,085,574	19,968,757
General and Administrative	5,843,067	5,860,144
Inventory Written Off	-	141,265
Impairment of Real Estate	-	5,230,828
Total Operating Expenses	17,928,641	31,200,994

Operating Losses From Continuing Operations	(1,690,441)	(6,943,041)

Other Income (Expense)
Interest Income	16,321	52,145
Interest Expense	(147,640)	(372,902)
Gain on Disposal of Subsidiary	-	299,255
Net Gain on Investment in Alset International during the Unconsolidated Period	61,346	-
Foreign Exchange Transaction Loss	(354,392)	(341,415)
Unrealized Gain (Loss) on Securities Investment	(1,750,454)	320,032
Realized Gain on Securities Investment	1,115	7,944
Loss on Investment on Security by Equity Method	(227,643)	-
Other Income	119,334	17,414
Total Other Expense, Net	(2,282,013)	(17,527)

Net Loss from Continuing Operations Before Income Taxes	(3,972,454)	(6,960,568)

Income Tax Expense from Continuing Operations	(8,543)	(431,388)

Net Loss Income from Continuing Operations	(3,980,997)	(7,391,956)

Loss from Discontinued Operations, Net of Tax	(417,438)	(661,472)
Net Loss	(4,398,435)	(8,053,428)

Net Loss Attributable to Non-Controlling Interest	(1,881,559)	(2,822,963)

Net Loss Income Attributable to Common Stockholders	$(2,516,876)	$(5,230,465)

Other Comprehensive Income (Loss), Net
Unrealized Gain on Securities Investment	19,486	(55,213)
Foreign Currency Translation Adjustment	1,148,898	10,028
Comprehensive Loss	(3,230,051)	(8,098,613)

Comprehensive Loss Attributable to Non-controlling Interests	(1,314,761)	(2,836,998)

Comprehensive Loss Attributable to Common Stockholders	$(1,915,290)	$(5,261,615)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.27)	$(0.47)
Discontinued Operations	$(0.03)	$(0.05)
Net Loss Per Common Share	$(0.30)	$(0.52)

Weighted Average Common Shares Outstanding - Basic and Diluted	8,352,425	10,001,000

See accompanying notes to consolidated financial statements.

Alset EHome International Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For Two Year Period Ended December 31, 2020

	Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset EHome International Stockholders' Equity	Non-Controlling Interests	Total Stockholders' Equity
Balance at January 1, 2019	-	-	10,001,000	$10,001	$53,717,424	$1,582,788	$(35,263,650)	$20,046,563	$9,155,051	$29,201,614

Subsidiary's Issuance of Stock	-	-	-	-	1,214,184	-	-	1,214,184	642,367	1,856,551

Change in Non-Controlling Interest	-	-	-	-	(885,692)	(84,968)	-	(970,660)	970,660	-

Proceeds from Selling of Subsidiary Equity	-	-	-	-	217,801	-	-	217,801	115,228	333,029

Change in Unrealized Loss on Investment	-	-	-	-	-	(36,109)	-	(36,109)	(19,104)	(55,213)

Foreign Currency Translations	-	-	-	-	-	6,558	-	6,558	3,470	10,028

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	(1,069,250)	(1,069,250)

Net Loss	-	-	-	-	-	-	(5,230,465)	(5,230,465)	(2,822,963)	(8,053,428)

Balance at January 1, 2020	-	-	10,001,000	$10,001	$54,263,717	$1,468,269	$(40,494,115)	$15,247,872	$6,975,459	$22,223,331

Cancellation of Outstanding Stock	-	-	(3,601,000)	(3,601)	3,601	-	-	-	-	-

Issuance of Stock	-	-	2,170,000	2,170	13,199,953	-	-	13,202,123	-	13,202,123

Subsidiary's Issuance of Stock	-	-	-	-	11,182,574	-	-	11,182,574	8,394,761	19,577,335

Proceeds from Selling of Subsidiary Equity	-	-	-	-	278,346	-	-	278,346	208,954	487,300

Sale of Impact BioMedical Inc. to Related Party	-	-	-	-	26,307,872	-	-	26,307,872	19,846,288	46,154,160

Contribution	-	-	-	-	539,088	-	-	539,088	406,681	945,769

Transfer iGalen International Inc. to Related Party	-	-	-	-	2,132,407	-	-	2,132,407	1,608,658	3,741,065

Change in Non-Controlling Interest	-	-	-	-	(9,957,118)	19,047	-	(9,938,071)	1,972,143	(7,965,928)

Change in Unrealized Gain on Investment	-	-	-	-	-	11,130	-	11,130	8,356	19,486

Foreign Currency Translations	-	-	-	-	-	654,872	-	654,872	494,026	1,148,898

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	(411,250)	(411,250)

Net Loss	-	-	-	-	-	-	(2,516,876)	(2,516,876)	(1,881,559)	(4,398,435)

Balance at December 31, 2020	-	-	8,570,000	$8,570	$97,950,440	$2,153,318	$(43,010,991)	$57,101,337	$37,622,517	$94,723,854

See accompanying notes to consolidated financial statements.

Alset EHome International Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020 and 2019

	2020	2019

Cash Flows from Operating Activities
Net Loss from Operations	$(4,398,435)	$(7,391,956)
Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation	24,309	23,140
Amortization of Right -Of - Use Asset	333,543	73,872
Amortization of Debt Discount	18,772	-
Gain on Disposal of Subsidiary	-	(299,255)
Shared-based Compensation	1,564,376	-
Inventory Written Off	-	141,265
PPP Loan Forgiveness	(64,502)	-
Foreign Exchange Transaction Gain	354,392	341,415
Unrealized Loss (Gain) on Securities Investment	1,750,454	(320,032)
Loss on Equity Method Investment	227,643	-
Net Gain on Investment in Alset International during the Uncosolidated Period	(61,346)	-
Impairment of Real Estate	-	5,230,828
Changes in Operating Assets and Liabilities
Real Estate	4,227,504	9,996,644
Account Receivables	(851,514)	(294,954)
Prepaid Expense	(1,521,281)	23,982
Deposits	(226,487)	-
Inventory	(36,873)	(56,809)
Accounts Payable and Accrued Expenses	308,730	(352,868)
Accrued Interest - Related Parties	-	358,473
Deferred Revenue	2,608,632	173,596
Operating Lease Liability	(329,404)	(83,610)
Builder Deposits	(1,182,933)	(1,433,573)
Income Tax	(678,694)	420,327
Net Cash Provided by Continuing Operating Activities	2,066,886	6,550,485
Net Cash Used in Discontinued Operating Activities	(422,188)	(592,051)
Net Cash Provided by Operating Activities	1,644,698	5,958,434

Cash Flows From Investing Activities
Purchase of Fixed Assets	(21,674)	(3,632)
Proceeds from Global Opportunity Fund Liquidation	301,976	-
Purchase of Investment Securities	(201,229)	-
Promissory Note to Related Party	(200,000)	-
Net Cash Used in Continuing Investing Activities	(120,927)	(3,632)
Net Cash from Discontinued Investing Activities	-	(127,000)
Net Cash Used in Investing Activities	(120,927)	(130,632)

Cash Flows From Financing Activities
Proceeds from Sale of Common Stock	13,202,123
Proceeds from Exercise of Subsidiary Warrants	11,380,460	1,856,551
Proceeds from Sale of Subsidiary Shares	487,300	333,029
Borrowing from M&T Loan	617,590	-
Borrowing from PPP Loan	68,502	-
Repayment to PPP Loan	(4,000)	-
Repayments of Bond	-	(1,500,000)
Repayments of Note Payable	(250,000)	(13,899)
Distribution to Minority Shareholder	(411,250)	(1,069,250)
Repayment to Notes Payable - Related Parties	(4,991,264)	(3,593,288)
Net Cash Provided by (Used in) Continuing Financing Activities	20,099,461	(3,986,857)
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	20,099,461	(3,986,857)

Net Increase in Cash and Restricted Cash	21,623,232	1,840,945
Effects of Foreign Exchange Rates on Cash	48,527	(18,147)
Cash and Restricted Cash - Beginning of Year	7,222,265	5,508,198
Cash and Restricted Cash- End of Year	$28,894,024	$7,330,996

Supplementary Cash Flow Information
Cash Paid for Interest	$855,381	$16,893
Cash Paid for Taxes	$688,316	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Amortization of Debt Discount Capitalized	$-	$381,823
Disposal of Impact BioMedical Inc. to Related Party	$46,154,160	$-
Disposal of iGalen International Inc. to Related Party	$3,741,065	$-
Contribution	$945,769	$-
Unrealized Gain on Investment	$19,486	$-
Change in Non-Controlling Interest	$1,333,229	$-
Initial Recognition of ROU / Lease Liability	$762,239	$-

See accompanying notes to consolidated financial statements.

Alset EHome International Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020 and 2019

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Alset EHome International Inc. (the “Company” or “AEI”), formerly known as HF Enterprises Inc., was incorporated in the State of Delaware on March 7, 2018 and 1,000 shares of common stock was issued to Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company. AEI is a diversified holding company principally engaged in property development, digital transformation technology and biohealth businesses with operations in the United States, Singapore, Hong Kong, Australia and South Korea. The Company manages its principal businesses primarily through its subsidiary, Alset International Limited (“Alset International”, f.k.a. Singapore eDevelopment Limited), a company publicly traded on the Singapore Stock Exchange.

On October 1, 2018, Chan Heng Fai transferred his 100% interest in Hengfai International Pte. Ltd. (“Hengfai International”) to Alset EHome International Inc. in exchange for 8,500,000 shares of the Company’s common stock. Hengfai International holds a 100% interest in Hengfai Business Development Pte. Ltd. (“Hengfai Business Development”). Both Hengfai International and Hengfai Business Development are holding companies with no business operations. On December 31, 2020, the Company held 1,011,150,294 shares and 139,834,471 warrants of Alset International, which is the primary operating company of AEI. The Company held 761,185,294 shares and 359,834,471 warrants of Alset International on December 31, 2019. On December 31, 2020 and 2019, the Company’s ownership of Alset International was 57.1% and 65.4%, respectively.

Also, on October 1, 2018, Chan Heng Fai transferred his 100% ownership interest in Impact Oncology Pte. Ltd. (“Impact Oncology”, formerly known as Heng Fai Enterprises Pte. Ltd.) and Global eHealth Limited (“Global eHealth”) to AEI in exchange for 500,000 and 1,000,000 shares of the Company’s common stock, respectively.

The contributions to AEI on October 1, 2018 of Hengfai International, Impact Oncology, and Global eHealth from Chan Heng Fai represented transactions under common control with a related party.

On June 24, 2020, HFE Holdings Limited surrendered 3,600,000 shares of our common stock to the treasury of our Company, and Chan Heng Fai surrendered 1,000 shares of our common stock to the treasury of our Company, and all such shares were cancelled.

On November 24, 2020 the Company held its initial public offering and the Company’s common stock began trading on Nasdaq Capital Market. As a result, 2,160,000 shares were issued to public investors. The Company’s net proceeds from this offering were approximately $13.2 million. As of December 31, 2020 and 2019, the total outstanding common shares of the Company were 8,570,000 and 10,001,000, respectively.

The Company has four operating segments based on the products and services we offered, which include three of our principal businesses – property development, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities.

Property Development

The Company’s property development segment is comprised of LiquidValue Development Inc. ("LiquidValue Development") and SeD Perth Pty Ltd.

In 2014, Alset International commenced operations developing property projects and participating in third-party property development projects. LiquidValue Development Inc. (f.k.a. SeD Intelligent Home Inc.), a 99.9%-owned subsidiary of Alset International and a publicly listed company in the United States, owns, operates and manages real estate development projects with a focus on land subdivision developments.

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

Digital Transformation Technology

The Company’s digital transformation technology segment is comprised of GigWorld Inc. (f.k.a. HotApp Blockchain Inc.) and its subsidiaries, a publicly listed company in the United States.

The Company’s digital transformation technology business is involved in mobile application product development and other businesses, providing information technology services to end-users, service providers and other commercial users through multiple platforms. This technology platform consists of instant messaging systems, social media, e-commerce and payment systems, direct marketing platforms, e-real estate, brand protection and counterfeit and fraud detection. GigWorld Inc. (“GigWorld”), a 99.9%-owned subsidiary of Alset International, focuses on business-to-business solutions such as enterprise messaging and workflow. Through GigWorld, the Company has successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China.

On October 25, 2018, HotApps International Pte. Ltd. (“HIP”) entered into an Equity Purchase Agreement with DSS Asia Limited (“DSS Asia”), a Hong Kong subsidiary of DSS International Inc. (“DSS International”), pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps Technology Ltd. (“Guangzhou HotApps”). The transaction was closed on January 14, 2019. Chan Heng Fai is the CEO of DSS Asia and DSS International. For further details related to this transaction, refer to Note 11 – Discontinued Operations and Note 8 – Related Party Transactions.

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

On December 30, 2020, Alset International’s ownership of 53% of iGalen International was sold to one of the directors of iGalen International. The disposal of this entity does not meet the criteria of ASU 2014-08 and therefore is not treated as a discontinued operation. For more details, refer to Note 8 – Related Party Transactions. iGalen International Inc. owns 100% of iGalen Inc. (f.k.a. iGalen USA, LLC). During the years ended December 31, 2020 and 2019, the revenue from iGalen Inc. was $89,567 and $1,371,298, respectively. As of December 31, 2020 and 2019, the deferred revenue was $0 and $37,120, respectively.

In October 2019, the Company expanded its biohealth segment to the Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World, similarly to iGalen Inc., operates based on a direct sale model of health supplements. HWH World recognized $2,504,944 in revenue in the year ended December 31, 2020. No revenue was recognized in the year ended on December 31, 2019. As of December 31, 2020 and 2019, the deferred revenue was $2,867,226 and $221,421, respectively. All deferred revenue came from unrecognized sales.

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

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission ("SEC").

The consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company's consolidated financial statements include the financial positions, results of operations and cash flows of the following entities as of December 31, 2020 and 2019 as follows:

		Attributable interest
		as of,
Name of subsidiary consolidated under AEI	State or other jurisdiction of incorporation or organization	December 31, 2020	December 31, 2019
		%	%
Hengfai International Pte. Ltd	Singapore	100	100
Hengfai Business Development Pte. Ltd	Singapore	100	100
Impact Oncology Pte. Ltd. (f.k.a. Heng Fai Enterprises Pte. Ltd.)	Singapore	100	100
Global eHealth Limited	Hong Kong	100	100
Alset International Limited (f.k.a. Singapore eDevelopment Limited)	Singapore	57.1	65.4
Singapore Construction & Development Pte. Ltd.	Singapore	57.1	65.4
Art eStudio Pte. Ltd.	Singapore	29.1*	33.4*
Singapore Construction Pte. Ltd.	Singapore	57.1	65.4
Global BioMedical Pte. Ltd.	Singapore	57.1	65.4
Alset Innovation Pte. Ltd. (f.k.a. SeD Investment Pte. Ltd.)	Singapore	57.1	65.4
Health Wealth Happiness Pte. Ltd.	Singapore	57.1	65.4
iGalen International Inc.	United States of America	-	34.4*
iGalen Inc. (f.k.a iGalen USA LLC)	United States of America	-	34.4*
SeD Capital Pte. Ltd.	Singapore	57.1	65.4
LiquidValue Asset Management Pte. Ltd. (f.k.a. HengFai Asset Management Pte. Ltd.)	Singapore	46.9*	53.6
SeD Home Limited	Hong Kong	57.1	65.4
SeD Reits Management Pte. Ltd.	Singapore	57.1	65.4
Global TechFund of Fund Pte. Ltd.	Singapore	57.1	65.4
Singapore eChainLogistic Pte. Ltd.	Singapore	57.1	65.4

BMI Capital Partners International Limited	Hong Kong	57.1	65.4
SeD Perth Pty. Ltd.	Australia	57.1	65.4
SeD Intelligent Home Inc. (f.k.a SeD Home International, Inc.)	United States of America	57.1	65.4
LiquidValue Development Inc. (f.k.a. SeD Intelligent Home Inc.)	United States of America	57.1	65.4
Alset EHome Inc. (f.k.a. Alset iHome Inc., SeD Home & REITs Inc. and SeD Home, Inc.)	United States of America	57.1	65.4
SeD USA, LLC	United States of America	57.1	65.4
150 Black Oak GP, Inc.	United States of America	57.1	65.4
SeD Development USA Inc.	United States of America	57.1	65.4
150 CCM Black Oak, Ltd.	United States of America	57.1	65.4
SeD Texas Home, LLC	United States of America	57.1	65.4
SeD Ballenger, LLC	United States of America	57.1	65.4
SeD Maryland Development, LLC	United States of America	47.8*	54.6
SeD Development Management, LLC	United States of America	48.6*	55.6
SeD Builder, LLC	United States of America	57.1	65.4
GigWorld Inc. (f.k.a. HotApp Blockchain Inc.)	United States of America	57.0	65.4
HotApp BlockChain Inc (f.k.a. HotApps International Pte. Ltd.)	Singapore	57.0	65.4
HotApp International Limited	Hong Kong	57.0	65.4
HWH International, Inc.	United States of America	57.1	65.4
Health Wealth & Happiness Inc.	United States of America	57.1	65.4
HWH Multi-Strategy Investment, Inc.	United States of America	57.1	65.4
SeDHome Rental Inc	United States of America	57.1	65.4
SeD REIT Inc.	United States of America	57.1	65.4
Crypto Exchange Inc	United States of America	57.0	65.4
HWH World Inc.	United States of America	57.0	65.4
HWH World Pte. Ltd.	Singapore	57.0	65.4
UBeauty Limited	Hong Kong	57.1	65.4
WeBeauty Korea Inc	South Korea	57.1	65.4
HWH World Limited	Hong Kong	57.1	65.4
HWH World Inc.	South Korea	57.1	65.4
Alset BioHealth Pte. Ltd.	Singapore	57.1	-
Alset Energy Pte. Ltd.	Singapore	57.1	-
Alset Payment Inc.	United States of America	57.1	-
Alset World Pte. Ltd.	Singapore	57.1	-
BioHealth Water Inc.	United States of America	57.1	-
Impact BioHealth Pte. Ltd.	Singapore	57.1	-
American Home REIT Inc.	United States of America	46.9*	-
Alset Solar Inc.	United States of America	45.7*	-
HWH KOR Inc.	United States of America	57.1	-

Open House Inc.	United States of America	57.1	-
Open Rental Inc.	United States of America	57.1	-
Hapi Cafe Inc. (Nevada)	United States of America	57.1	-
Global Solar REIT Inc.	United States of America	57.1	-
OpenBiz Inc.	United States of America	57.1	-
Hapi Cafe Inc. (Texas)	United States of America	100	-

*Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, allowance for doubtful accounts, valuation of real estate assets, allocation of development costs and capitalized interest to sold lots, fair value of the investments, the valuation allowance of deferred taxes, and contingencies. Actual results could differ from those estimates.

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

If the allocation of development costs and capitalized interest based on the projection and relative expected sales value is impracticable, those costs could also be allocated based on area method, the size of the lot compared to the total size of all lots in the project.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of December 31, 2020 and 2019.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund is required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The fund in the escrow account is specifically used for the payment of the loan from M&T Bank. The fund is required to remain in the escrow account for the loan payment until the loan agreement terminates. As of December 31, 2020 and 2019, the total balance of these two accounts was $5,729,067 and $4,229,149, respectively.

As a condition to the loan agreement with National Australian Bank Limited in conjunction with the Perth project, an Australian real estate development project, the Company is required to maintain Australian Dollar 50,000, in a non-interest-bearing account. As of December 31, 2020 and 2019, the account balance was $38,550 and $35,068, respectively. These funds will remain as collateral for the loans until paid in full.

On July 20, 2018, 150 CCM Black Oak Ltd received $4,592,079 in district reimbursement payments for previous construction costs incurred in land development. Of this amount, $1,650,000 will remain on deposit in the District’s Capital Projects Fund for the benefit of 150 CCM Black Oak Ltd and will be released upon receipt of the evidence of: (a) the execution of a purchase agreement between 150 CCM Black Oak Ltd and a home builder with respect to the Black Oak development and (b) the completion, finishing and readying for home construction of at least 105 unfinished lots in the Black Oak development. After entering the purchase agreement with Houston LD, LLC, the above requirements were met. The amount of the deposit will be released to the Company by presenting the invoices paid for land development. After releasing funds to the Company, the amount on deposit was $0 and $90,394 on December 31, 2020 and 2019, respectively.

As a condition to use the credit card services for the Company’s bio product direct sale business, provided by Global Payroll Gateway, Ltd. (“GPG”), a financial service company, the Company is required to deposit 10% revenue from the direct sales to a non-interest-bearing GPG reserve account with a maximum amount of $200,000. The Company is allowed to temporarily use the money in this deposit account upon request and pay back on a short-term basis. As of December 31, 2020 and 2019, the balance in the reserve account was $0 and $93,067, respectively.

The Company put $1 million into a brokerage account specifically for equity investment in December 2020. As of December 31, 2020, the cash balance in that brokerage account is $1,001,916.

Account Receivables and Allowance for Doubtful Accounts

Account receivables is stated at amounts due from buyers, contractors, and all third parties, net of an allowance for doubtful accounts. As of December 31 2020 and 2019, the balance of account receivables was $1,366,194 and $170,442, respectively. Approximately $1.3 million of account receivables as of December 31, 2020 was from DSS with a merchant agreement, under which the Company uses DSS credit card platform to collect money from our direct sales.

The Company monitors its account receivables balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to estimate its allowance for doubtful account receivables. The Company’s allowance for doubtful accounts represents an estimate of the losses expected to be incurred based on specifically identified accounts as well as nonspecific amount, when determined appropriate. Generally, the amount of the allowance is primarily decided by division management’s historical experience, the delinquency trends, the resolution rates, the aging of receivables, the credit quality indicators and financial health of specific customers. As of December 31, 2020 and 2019, the allowance was $0.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of December 31, 2020, inventory consisted of finished goods from HWH World Inc. As of December 31, 2019, inventory consisted of finished goods from iGalen Inc and HWH World Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

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

The Company accounts for certain of its investments in equity securities in accordance with ASU 2016-01 Financial Instruments—Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In accordance with ASU 2016-01, the Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Amarantus BioScience Holdings (“AMBS”) is publicly traded company. The Company does not have significant influence over AMBS as the Company is the beneficial owner of approximately 5.4% of the common shares of AMBS. The stock fair value is determined by quoted stock prices.

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

●
The Company has significant influence over DSS. As of December 31, 2020, the Company owned 19.9% of the common stock of DSS and 42,575 shares of preferred stock, which could covert to 6,570,216 common shares, subject to a 19.9% beneficial ownership conversion limitation (a so-called “blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries. Our CEO is the owner of the outstanding shares of DSS (not including any common or preferred shares we hold) and is a member of the Board of Directors of DSS. Chan Tung Moe, the son of Chan Heng Fai, is also a director of DSS.

●
The Company has significant influence over Holista. Our CEO is the beneficial owner of approximately 16.8% of the outstanding shares of Holista, and holds a position on Holista's Board of Directors.

●
The Company has significant influence over APW as the Company is the beneficial owner of approximately 8.7% of the common shares of APW and one officer from the Company holds a director position of APW’s board.

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

The Company invested $50,000 in a convertible promissory note of Sharing Services, Inc. (“Sharing Services Convertible Note”), a company quoted on the US OTC market. The value of the convertible note was estimated by management using a Black-Scholes valuation model. The fair value of the note was $66,978 and $26,209 on December 31, 2020 and 2019, respectively.

On March 2, 2020, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private startup company, in conjunction with the Company lending a $200,000 promissory note. For further details on this transaction, refer to Note 8 Related Party Transactions, Note Receivable from a Related Party Company. The Company holds a stock option to purchase 250,000 shares of Vivacitas common stock at $1 per share at any time prior to the date of a public offering by Vivacitas. As of December 31, 2020 and 2019, both AMRE and Vivacitas were private companies. Based on management’s analysis, the fair value of the warrants and the stock option was $0 as of December 31, 2020 and 2019.

On July 17, 2020, the Company purchased 122,039,000 shares, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. We value APB warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APW were $860,342 as of July 17, 2020, the purchase date and $862,723 as of December 31, 2020. For further details on this transaction, refer to Note 8 – Related Party Transactions and Note 12 – Investments Measured at Fair Value.

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of Document Securities Systems Inc. (“DSS”), a related party of the Company, pursuant to which, DBHS agreed to acquire all of the outstanding capital stock of Impact BioMedical Inc., a wholly owned subsidiary of GBM, through a share exchange. On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares. On October 5, 2020 the Company converted 4,293 of these preferred shares into 662,500 common shares. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. We value DSS preferred stock under level 3 category and use the Option-Pricing Method (“OPM”) to allocate the equity value between common and preferred shares. The OPM relies on the Black-Scholes-Merton model. As of December 31, 2020, the fair market value of the DSS preferred stock was $37,675,000. For further details on this transaction, refer to Note 8 – Related Party Transactions, Note 11 – Discontinued Operations and Note 12 – Investments Measured at Fair Value. The changes in the fair values of the investment were recorded directly to Unrealized Gain (Loss) on Securities Investment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

Investment Securities at Cost

The Company held 2,480,000 of shares, approximately 13.1%, of Vivacitas Oncology Inc. (“Vivacitas”), a private company that is currently not listed on an exchange, as of December 31, 2020. Vivacitas was acquired after the adoption of ASU 2016-01. The Company applied ASC 321, Investments – Equity Securities, and elected the measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC 820 to estimate fair value using the NAV per share. Under the alternative, we measure Vivacitas at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

On September 8, 2020, the Company acquired 1,666 shares, approximately 1.45% ownership, from Nervotec Pte Ltd (“Nervotec”), a private company, at the purchase price of $37,826. The Company applied ASC 321 and measured Nervotec at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

On September 30, 2020, the Company acquired 20,000 shares, approximately 19% ownership, from Hyten Global (“Hyten”), a private company, at a purchase price of $42,562. Hyten Global is a direct sales company in Thailand. The Company does not have significant influence on Hyten and applied ASC 321 and measured Hyten at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

There has been no indication of impairment or changes in observable prices via transactions of similar securities and investments are still carried at cost.

Investment Securities under Equity Method Accounting

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 36.1% of American Medical REIT Inc. (“AMRE”), a startup REIT company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. LiquidValue did not invest equity but provided a loan to AMRE (For further details on this transaction, refer to Note 8, Related Party Transactions). On balance sheet, the prorate loss from AMRE was recorded as a liability, accumulated losses on equity method investment. During years ended December 31, 2020 and 2019, the investment losses from AMRE were $227,643 and $0, respectively. As of December 31, 2020 and 2019, the accumulated losses on equity method investment were $265,929 and $0, respectively.

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

On November 8, 2019, Impact BioMedical Inc., a subsidiary of the Company, purchased 50% of Sweet Sense from QI for $91,000 and recorded a loss from acquisition $90,001. As of November 8, 2019, the total investment in joint venture was equal to $91,000 and the proportionate losses totaled $90,001. The transaction was not in the scope of ASC 805 Business Combinations since the acquisition was accounted for an asset purchase instead of a business combination. As an asset acquisition, the Company recorded the transaction at cost and applied ASC 730 to expense in-process research and development cost, the major cost of Sweet Sense. Consequently, Sweet Sense was an 81.8% owned subsidiary of Impact BioMedical Inc. and therefore, was consolidated into the Company’s consolidated financial statements as of December 31, 2019. During the year ended December 31, 2019, the investment losses from Sweet Sense was $44,053. As a subsidiary of Impact BioMedical Inc., Sweet Sense was in the discontinued operations of Impact BioMedical Inc. For further details on this transaction, refer to Note 11 - Discontinued Operations.

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

The Company capitalized interest and finance expenses from third-party borrowings of $0 and $526,297 for the years ended December 31, 2020 and 2019, respectively. The Company capitalized construction costs of approximately $10.3 millions and $8.5 millions for the years ended December 31, 2020 and 2019, respectively.

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

The Company did not record any impairment in the year ended on December 31, 2020.

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

The following represents the Company’s revenue recognition policies by Segments:

Property Development

Property Sales

The Company's main business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger and Black Oak projects, which represented approximately 84% and 94%, respectively, of the Company’s revenue in the years ended December 31, 2020 and 2019, is as follows:

●	Identify the contract with a customer.

The Company has signed agreements with the builders for developing the raw land to ready to build lots. The agreements have agreed upon prices, timelines, and specifications for what is to be provided.

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

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending on the type of home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December 31, 2020 and 2019, we recognized revenue of $273,620 and $548,457 from FFB assessment, respectively.

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

If the allocation of development costs and capitalized interest based on the projection and relative expected sales value is impracticable, those costs could also be allocated based on area method, the size of the lot comparing to the total size of all lots in the project.

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

Annual Membership

The Company collects an annual membership fee from its Distributors. The fee is fixed, paid in full at the time joining the membership and non-refundable. The membership provides the member access to purchase products at a discount, use to certain back office services, receive commissions for signing up new members, and attend corporate events. The Company recognizes revenue associated with the membership over the period of the membership. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $2,867,226 and $258,594 at December 31, 2020 and 2019, respectively.

Shipping and Handling

Shipping and handling services relating to product sales are recognized as fulfillment activities. Shipping and handling expenses were $54,902 and $183,528 for the years ended December 31, 2020 and 2019, respectively. Shipping and handling costs paid by the Company are included in general and administrative expenses.

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

During the years ended December 31, 2020 and 2019, the Company recognized revenue of $0 and $31,209, respectively.

Remaining performance obligations

As of December 31, 2020 and 2019, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the years ended on December 31, 2020 and 2019, the Company recorded $1,564,376 and $0 as stock-based compensation expense.

Advertising

Costs incurred for advertising for the Company are charged to operations as incurred. Advertising expenses for the years ended December 31, 2020 and 2019 were $3,829 and $165,850, respectively.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded $354,392 loss on foreign exchange during the year ended on December 31, 2020 and a $341,415 loss during the year ended on December 31, 2019. The foreign currency transactional gains and losses are recorded in operations.

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

For the year ended on December 31, 2020 and 2019, the Company recorded other comprehensive income from foreign currency translation of $1,148,898 and $10,029, respectively, in accumulated other comprehensive loss.

Income Taxes

US Income Taxes

Income tax expense represents the sum of the current tax expense and deferred tax expense.

Income tax for current and prior periods is recognized at the amount expected to be paid to or recovered from the tax authorities, using the tax rates and tax laws that have been enacted or substantially enacted by the balance sheet date.

Deferred income tax is provided in full, using the liability method, on temporary differences at the balance sheet date between the tax bases of assets and liabilities and their carrying amounts in the financial statements.

Deferred tax assets and liabilities are recognized for all temporary differences, except:

● Where the deferred tax arises from the initial recognition of an asset or liability in a transaction that is not a business combination and at the time of the transaction affects neither the accounting profit nor taxable profit or loss.

● In respect of temporary differences associated with investments in subsidiaries, where the timing of the reversal of the temporary differences can be determined and it is probable that the temporary differences will not reverse in the foreseeable future; and

● In respect of deductible temporary differences and carry-forward of unutilized tax losses, if it is not probable that taxable profits will be available against which those deductible temporary differences and carry-forward of unutilized tax losses can be utilized.

The carrying amount of deferred tax assets is reviewed at each balance sheet date and reduced to the extent that it is no longer probable that sufficient taxable profit will be available to allow all or part of the deferred tax asset to be utilized. Unrecognized deferred tax assets are reassessed at each balance sheet date and are recognized to the extent that it has become probable that future taxable profit will allow the deferred tax asset to be utilized.

Deferred tax assets and liabilities are measured at the tax rates that are expected to apply to the year when the asset is realized or the liability is settled, based on tax rates and tax laws that have been enacted or substantively enacted at the balance sheet date.

Current and deferred income tax are recognized as income or expense in the profit or loss, except to the extent that the tax arises from a business combination or a transaction which is recognized either in other comprehensive income or directly in equity. Deferred tax arising from a business combination is adjusted against goodwill on acquisition.

Deferred tax assets and liabilities are offset if there is a legally enforceable right to offset current tax liabilities and assets and they relate to income taxes levied by the same tax authorities on the same taxable entity, or on different tax entities, provided they intend to settle current tax liabilities and assets on a net basis or their tax assets and liabilities will be realized simultaneously.

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry-forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The differences relate primarily to net operating loss carryforward from date of acquisition and to the use of the cash basis of accounting for income tax purposes. The Company records an estimated valuation allowance on its deferred income tax assets if it is more likely than not that these deferred income tax assets will not be realized.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company has not recorded any unrecognized tax benefits.

The Company’s 2020, 2019 and 2018 tax returns remain open to examination.

Income Taxes in other countries

Significant judgement is involved in determining the income taxes mainly in Singapore. There are certain transactions and computations for which the ultimate tax determination is uncertain during the ordinary course of business. The Company recognizes liabilities for expected tax liabilities based on estimates of whether additional taxes will be due. Where the final tax outcome of these matters is different from the amounts that were initially recognized, such differences will impact the income tax and deferred tax provisions in the period in which such determination is made.

Earnings (loss) per Share

The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share is calculated by dividing the profit or loss attributable to common stock shareholders of the Company by the weighted-average number of common shares outstanding during the year, adjusted for treasury shares held by the Company.

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. Due to the limited operations of the Company, there are no potentially dilutive securities outstanding during years ended December 31, 2020 and 2019.

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

The carrying value of the Company’s financial instruments, including cash and restricted cash, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The liabilities in connection with the conversion and make-whole features included within certain of the Company’s convertible notes payable and warrants are each classified as a level 3 liability.

Non-controlling Interests

Non-controlling interests represent the equity in subsidiary not attributable, directly or indirectly, to shareholders of the Company, and are presented separately in the Consolidated Statements of Operation and Other Comprehensive Loss, and within equity in the Consolidated Balance Sheets, separately from equity attributable to shareholders of the Company.

On December 31, 2020 and 2019, the aggregate non-controlling interests in the Company were $37,622,517 and $6,975,459 respectively.

Impairment of Long-lived Assets

Our policy is to obtain an independent third-party valuation for each major project in the United States to identify triggering events for impairment. Our management may use a market comparison method to value other relatively small projects, such as the project in Perth, Australia. In addition to the annual assessment of potential triggering events in accordance with ASC 360 – Property Plant and Equipment (“ASC 360”), we apply a fair value based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement for 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000. 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended. On January 18, 2019, the sale of 124 lots at our Black Oak project in Magnolia, Texas was completed. After allocating costs of revenue to this sale, we incurred a loss of approximately $1.5 million from this sale and recognized a real estate impairment of approximately $1.5 million for the year ended December 31, 2018. On June 30, 2019, the Company recorded approximately $3.9 million of impairment on the Black Oak project based on discounted estimated future cash flows after updating the projection of market value of the project. On December 31, 2019, the Company recorded approximately $1.3 million of additional impairment on the Black Oak project based on discounted estimated future cash flows after updating the projected cost of the project.

Capitalized Financing Costs

Financing costs, such as loan origination fee, administration fee, interests and other related financing costs, should be capitalized and recorded on the balance sheet if these financing activities are directly associated with the development of real estates.

Capitalized Financing Costs are allocated to lots sold based on the total expected development and interest costs of the completed project and allocating a percentage of those costs based on the selling price of the sold lot compared to the expected sales values of all lots in the project. If the allocation of capitalized financing costs based on the projection and relative expected sales value is impracticable, those costs could also be allocated based on an area method, which uses the size of the lots compared to the total project area and allocates costs based on their size.

As of December 31, 2020, the capitalized financing costs were $3,513,535.

Related Party Transactions

The Company accounts for related party transactions in accordance with ASC 850 (“Related Party Disclosures”). A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent Accounting Pronouncements

Accounting pronouncement adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019 for emerging growth companies, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The new leasing standard presents dramatic changes to the balance sheets of lessees. Lessor accounting is updated to align with certain changes in the lessee model and the new revenue recognition standard. The standard had a material impact on the Company’s consolidated balance sheets, but did not have an impact on its consolidated statements of operations. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases. As a lessor of one home, this standard does not have material impact on the Company. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2020 were $574,754 and $574,754, respectively. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rate, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease term includes options to extend or terminate when we are reasonably certain the option will be exercised. In general, we are not reasonably certain to exercise such options. We recognize lease expense for minimum lease payments on a straight-line basis over the lease term. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). ASU 2017-11 is intended to simplify the accounting for financial instruments with characteristics of liabilities and equity. Among the issues addressed are: (i) determining whether an instrument (or embedded feature) is indexed to an entity’s own stock; (ii) distinguishing liabilities from equity for mandatorily redeemable financial instruments of certain nonpublic entities; and (iii) identifying mandatorily redeemable noncontrolling interests. The Company adopted ASU 2017-11 on January 1, 2019 and determined that this ASU does not have a material impact on the consolidated financial statements.

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

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the year ended December 31, 2020.

Accounting pronouncement not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and a modified retrospective approach is required, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November of 2019, the FASB issued ASU 2019-10, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company is currently evaluating the impact of ASU 2016-13 on its future consolidated financial statements.

In December 2019, The FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2019-12 on its future consolidated financial statements.

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

3.	CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of December 31, 2020 and 2019, uninsured cash and restricted cash balances were $25,752,637 and $5,905,134, respectively.

For the year ended December 31, 2020, two customers accounted for approximately 98%, and 2% of the Company’s property and development revenue. For the year ended December 31, 2019, four customers accounted for approximately 70%, 27%, 2% and 1% of the Company’s property and development revenue.

The Company didn’t earn any revenue from its Other Business Segment in the year ended December 31, 2020. For the year ended December 31, 2019, one customer accounted for approximately 80% of the Company’s Other Business Segment revenue and the second customer accounted for approximately 20%.

As of December 31, 2020, accounts receivable on Company’s Other Business Segment’s Consolidated Balance Sheet was $0. As of December 31, 2019, one customer accounted for approximately 94% of the Company’s Other Business Segment accounts and other receivable and the second customer accounted for approximately 6%.

As of December 31, 2019, there was one related party supplier who accounted for 100% of the biohealth segment raw material and product inventory. The Company did not have inventory concentration issue during the year ended December 31, 2020.

4.	SEGMENTS

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the years ended December 31, 2020 and 2019:

	Property Development	Digital Transformation Technology	Biohealth Business	Other	Discontinued Operations	Total

Year Ended December 31, 2020
Revenue	$13,643,689	$-	$2,594,511	$-	$-	$16,238,200
Cost of Sales	(11,779,984)	-	(305,590)	-	-	(12,085,574)
Gross Margin	1,863,705	-	2,288,921	-	-	4,152,626
Operating Expenses	(660,647)	(54,673)	(1,545,244)	(3,582,503)	(416,968)	(6,260,035)
Operating Income (Loss)	1,203,058	(54,673)	743,677	(3,582,503)	(416,968)	(2,107,409)
Other Income (Expense)	1,983	(77)	(1,392,617)	(891,302)	(470)	(2,282,483)
Net Income (Loss) Before Income Tax	1,205,041	(54,750)	(648,940)	(4,473,805)	(417,438)	(4,389,892)

	Property Development	Digital Transformation Technology	Biohealth Business	Other	Discontinued Operations	Total

Year Ended on December 31, 2019
Revenue	$22,855,446	$-	$1,371,298	$31,209	$-	$24,257,953
Cost of Sales	(19,510,275)	-	(458,482)	-	-	(19,968,757)
Gross Margin	3,345,171	-	912,816	31,209	-	4,289,196
Operating Expenses	(6,064,563)	(284,158)	(2,268,802)	(2,614,714)	(526,871)	(11,759,108)
Operating Income (Loss)	(2,719,392)	(284,158)	(1,355,986)	(2,583,505)	(526,871)	(7,469,912)
Other Income (Expense)	49,201	333,419	17,931	(418,078)	(134,601)	(152,128)
Net Income (Loss) Before Income Tax	(2,670,191)	49,261	(1,338,055)	(3,001,583)	(661,472)	(7,622,040)

December 31, 2020
Cash and Restricted Cash	$8,150,769	$158,058	$1,590,265	$18,994,932	$-	$28,894,024
Total Assets	28,954,484	158,160	524,603	73,679,331	-	103,316,578

December 31, 2019
Cash and Restricted Cash	$5,439,318	$55,752	$388,670	$1,338,525	$108,731	$7,330,996
Total Assets	29,857,615	155,854	948,931	4,770,949	139,431	35,872,780

5.	REAL ESTATE ASSETS

As of December 31, 2020 and 2019, real estate assets consisted of the following:

	December 31, 2020	December 31, 2019

Construction in Progress	$9,567,841	$9,601,364
Land Held for Development	10,937,750	14,283,340
Total Real Estate Assets	$20,505,591	$23,884,704

On January 18, 2019, the sale of 124 lots at our Black Oak project in Magnolia, Texas was completed. After allocating costs of revenue to this sale, we incurred a loss of approximately $1.5 million from this sale and recognized a real estate impairment of approximately $1.5 million for the year ended December 31, 2018. On June 30, 2019, the Company recorded approximately $3.9 million of impairment on the Black Oak project based on discounted estimated future cash flows after updating the projection of market value of the project. On December 31, 2019, the Company recorded approximately $1.3 million of additional impairment on the Black Oak project based on discounted estimated future cash flows after updating the projected cost of the project.

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On December 31, 2020 and 2019, there were $1,262,336 and $2,445,269 held on deposit, respectively.

7.	NOTES PAYABLE

As of December 31, 2020 and 2019, notes payable consisted of the following:

	December 31, 2020	December 31, 2019
	($)	($)
M&T Bank Loan, Net of Debt Discount	636,362	-
PPP Loan	-	-
Australia Loan	172,706	157,105
Total notes payable	$809,068	$157,105

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

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of December 31, 2020, the outstanding balance of the revolving loan was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process.

On June 18, 2020, Alset EHome Inc. (“Alset EHome”), a wholly-owned subsidiary of LiquidValue Development Inc., entered into a Loan Agreement with Manufacturers and Traders Trust Company, (the “Lender”).

Pursuant to the Loan Agreement, the Lender provided a non-revolving loan to Alset EHome in an aggregate amount of up to $2,990,000 (the “Loan”). The line of credit bears interest rate on LIBOR plus 375 basis points. Repayment of the Loan is secured by a Deed of Trust issued to the Lender on the property owned by certain subsidiaries of Alset EHome. The maturity date of this Loan is July 1, 2022. LiquidValue Development Inc. and one of its subsidiaries are guarantors of this Loan. The guarantors are required to maintain during the term of the loan a combined minimum net worth in an aggregate amount equal to not less than $20,000,000. The company was in compliance with this covenant as of December 31, 2020.

During the year ended December 31, 2020 Alset EHome borrowed $664,810 from M&T Bank, incurring at the same time a loan origination fees of $61,679 which are to be amortized over the term of the loan. During the year ended December 31, 2020, the Alset EHome accrued $14,458 in interest on this loan and recorded $18,772 of amortization expense. As of December 31, 2020, the remaining unamortized debt discount was $42,906.

Paycheck Protection Program Loan

On April 6, 2020, the Company entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first ten months of principal and interest deferred. On November 26, 2020, $64,502 of this loan was forgiven by the United States Small Business Administration and $64,502 was recorded as other income. The remaining balance of $4,000 was paid back in December 2020.

Australia Loan

On January 7, 2017, SeD Perth Pty Ltd (“SeD Perth”) entered into a loan agreement with National Australian Bank Limited (the “Australia Loan”) for the purpose of funding land development. The loan facility provides SeD Perth with access to funding of up to approximately $460,000 and matures on December 31, 2018. The Australia Loan is secured by both the land under development and a pledged deposit of $35,276. This loan is denominated in AUD. Personal guarantees amounting to approximately $500,000 have been provided by our CEO, Chan Heng Fai and by Rajen Manicka, the CEO of Holista CollTech and Co-founder of iGalen Inc. The interest rate on the Australia Loan is based on the weighted average interest rates applicable to each of the business markets facility components as defined within the loan agreement, ranging from 4.36% to 5.57% per annum for the year ended December 31, 2020 and from 5.14% to 6.64% per annum for the year ended December 31, 2019. On September 7, 2017 the Australia Loan was amended to reduce the maximum borrowing capacity to approximately $179,000. During 2020, the terms of the Australia Loan were amended to reflect an extended maturity date of April 30, 2021. This was accounted for as a debt modification. The Company did not pay fees to the National Australian Bank Limited for the modification of the loan agreement, no debt extinguishment was recorded and we continued capitalizing interests over the term of modified loan as the development costs.

8.	RELATED PARTY TRANSACTIONS

Personal Guarantees by Director

As of December 31, 2020 and 2019, a director of the Company had provided personal guarantees amounting to approximately $500,000 and $5,500,000, respectively, to secure external loans from financial institutions for AEI and the consolidated entities.

Sale of GigWorld subsidiary to DSS Asia

On October 25, 2018, HIP, a wholly-owned subsidiary of GigWorld Inc., entered into an equity purchase agreement (the “HotApps Purchase Agreement”) with DSS Asia, a Hong Kong subsidiary of DSS International, pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps, a wholly-owned subsidiary of HIP. Guangzhou HotApps is primarily engaged in engineering work for software development, as well as, a number of outsourcing projects related to real estate and lighting. Chan Heng Fai is the CEO of DSS Asia and DSS International. For further details on this transaction, refer to Note 11 – Discontinued Operations.

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

Impact Biomedical Inc. is a group of subsidiaries of AEI and operates independently with its own financial reporting. The transaction is a disposal by sale and has a major effect on AEI’s financial results. Since it meets all above test criteria, we treated this disposal transaction as a discontinued operation in our financial statements.

On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares (however, any conversion will be subject to the blocker GBM has agreed to, as described above). After this transaction, we hold 500,001 shares of the common stock of DSS. Additionally, our CEO, Chan Heng Fai is the owner of the common stock of DSS and is the executive Chairman of the Board of Directors of DSS. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. ASC 820, Fair Value Measurement and Disclosures, defines the fair value of the financial assets. We value DSS common stock under level 1 category through quoted prices and preferred stock under level 3 category through an Option-Pricing Method valuation model. The quoted price of DSS common stock was $6.95 as of August 21, 2020. The total fair value of DSS common and preferred stocks GBM received as consideration for the disposal of Impact BioMedical was $46,248,171. As of August 21, 2020, the net asset value of Impact BioMedical was $94,011. The difference of $46,154,160 was recorded as additional paid in capital. We did not recognize gain or loss from this transaction as it was a related party transaction. For further details on this transaction, refer to Note 11 – Discontinued Operations.

On October 16, 2020, GBM converted 4,293 shares of DSS Series A Preferred Stock having a par value of $0.02 per share in exchange for 662,500 restricted shares of DSS common stock based upon a liquidation value of $1,000 and a conversion price of $6.48 per share. Our ownership of DSS was 19.9% after the conversion.

Sale of iGalen International Inc. to an officer of the Company

On December 30, 2020, Health, Wealth Happiness Pte Ltd (“HWH Pte Ltd”), a 100% owned subsidiary of the Company, sold 530,000 shares (its 53% ownership) of iGalen International Inc., which owns 100% iGalen Inc., to an officer of the Company for $100. The net asset of iGalen International was $(3,741,065) at the time of sales and $3,741,065 was recorded as additional paid in capital since it was a related party transaction. No gain or loss was recognized.

Under ASU 2014-08, the transaction did not meet the definition of a discontinued operation. For the Company, the disposal of the iGalen does not make a strategic shift on our operations and financial results. The Company did not recognize gain or Loss in the Statement of Operations as this is considered as a related party transaction.

Purchase Shares and Warrants from APW

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. We value APB warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APW were $860,342 as of July 17, 2020, the purchase date and $862,723 as of December 31, 2020. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital as it was a related party transaction.

Notes Payable

During the year ended on December 31, 2017, a director of the Company lent non-interest loans of $7,156,680, for the general operations of the Company. The loans are interest free, not tradable, unsecured, and repayable on demand. On October 15, 2018, a formal lending agreement between the Alset International and Chan Heng Fai was executed. Under the agreement, Chan Heng Fai provides a lending credit limit of approximately $10 million for Alset International with interest rate 6% per annum for the outstanding borrowed amount, which commenced retroactively from January 1, 2018. The loans are still not tradable, unsecured and repayable on demand. As of December 31, 2020 and 2019 the outstanding principal balance of the loan is $0 and $4,246,604, respectively. Interest started to accrue on January 1, 2018 at 6% per annum. During the years ended on December 31, 2020 and 2019, the interest expenses were $130,667 and $358,203, respectively. As of December 31, 2020 and 2019, the accrued interest total was $0 and $822,405, respectively.

Chan Heng Fai provided interest-free due on demand advance to AEI for the general operations. On December 31, 2020 and 2019, the outstanding balance was $178,400.

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. On December 31, 2020 and 2019, the outstanding balance was $14,379.

On August 20, 2020, the Company acquired 30,000,000 common shares from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. On December 31, 2020 the amount outstanding was $1,333,429.

On May 1, 2018, Rajen Manicka, CEO and one of the directors of iGalen International Inc., which holds 100% of iGalen Inc., provided a loan of approximately $367,246 to iGalen Inc. (the “2018 Rajen Manicka Loan”). The term of 2018 Rajen Manicka Loan is ten years. The 2018 Rajen Manicka Loan has an interest rate of 4.7% per annum. On March 8, March 27 and April 23, 2019, iGalen borrowed additional monies of $150,000, $30,000 and $50,000, respectively, from Rajen Manicka, total $230,000 (the “2019 Rajen Manicka Loan”). The 2019 Rajen Manicka Loan is interest free, not tradable, unsecured, and repayable on demand. As of December 31, 2019, the total outstanding principal balance of the loans was $546,397, and was included in the Notes Payable – Related Parties balance on the Company’s Consolidated Balance Sheets. During the years ended December 31, 2020 and 2019, the Company incurred $0 and $14,550 of interest expense, respectively. The Company accrued interest of $0 at December 31, 2020 and 2019. On December 30, 2020, Company’s subsidiary Health Wealth Happiness Pte. Ltd., sold its 53% interest in iGalen International to an officer of the Company.

On August 13, 2019, iGalen International Inc., which holds 100% of iGalen Inc., borrowed $250,000 from Decentralized Sharing Services, Inc., a company whose sole shareholder and director is Chan Heng Fai, our CEO. The term of the loan is 12 months, with an interest rate of 10% per annum. In addition, Decentralized Sharing Services, Inc. received the right to receive 3% of any revenue received by iGalen International Inc. for 99 years.  During the year ended December 31, 2020 the Company incurred $9,729 of interest expense and $0 from the right to receive 3% of revenue. During the year ended December 31, 2019 the Company incurred $9,589 of interest expense and $0 from the right to receive 3% of revenue. The amount outstanding on the loan as of December 31, 2020 and 2019 was $0 and $250,000, respectively. The principal of $250,000 was paid off in June 2020.

On November 3, 2019, iGalen Inc. borrowed $160,000 from iGalen Funding Inc., a company whose directors and shareholders include two members of the Board of iGalen Inc. The term of the loan was 6 months, with an interest rate of 10% per annum. The expiration term was changed to due on demand after 6 months. The amount outstanding on the loan as of December 31, 2020 and 2019 was $0 and $160,000, respectively. The accrued interest was $0 and $2,542 as of December 31, 2020 and 2019, respectively.

On January 24, 2017, SeD Capital Pte Ltd, a 100% owned subsidiary of Alset International lent $350,000 to iGalen. The term of the loan was two years, with an interest rate of 3% per annum for the first of year and 5% per annum for the second year. The expiration term was renewed as due on demand after two years with 5% per annum interest rate. As of December 31, 2020, the outstanding principle was $350,000 and accrued interest was $61,555. As of December 31, 2019, it was intercompany loan and was eliminated as an intercompany transaction.

Management Fees

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company's subsidiary LiquidValue Development, has had a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. Since January of 2019, the Company has paid a monthly fee of $20,000 for these consulting services. The Company incurred expenses of $240,000 and $240,000 for the years ended December 31, 2020 and 2019, respectively, which were capitalized as part of Real Estate on the Company’s Consolidated Balance Sheet, as the services relate to property and project management. As of December 31, 2020 and 2019 the Company owed $0 to this entity.

Consulting Services

A law firm owned by Conn Flanigan, a Director of LiquidValue Development, performs consulting services to LiquidValue Development and some other subsidiaries of the Company. The Company incurred expenses of $12,645 and $52,723 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019 there was no outstanding balance due to this entity.

Rajen Manicka, the CEO of Holista CollTech and Co-founder of iGalen International Inc., performs consulting services for iGalen Inc. iGalen Inc. incurred expenses of $0 and $240,000 for the years ended December 31, 2020 and 2019, respectively. On December 31, 2020 and 2019, iGalen owed this related party fees for consulting services in the amount of $0 and $671,403, respectively. The Consulting service with Rajen Manicka was terminated on December 31, 2019.

Chan Tung Moe, the consultant engaged with the Company through Pop Motion Consulting Pte. Ltd., is the son of Chan Heng Fai, a director and the CEO of the Company. In August of 2020 this consulting agreement was terminated, and Chan Tung Moe became an employee of Alset International as Chief Development Officer. The Company incurred expense of $140,758 and $239,599 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company owed Pop Motion consulting fee of $0 and $118,288, respectively.

iGalen Inc. Affiliates

iGalen Philippines and iGalen SDN are related party entities which are owned by Dr. Rajen Manicka and are not owned by the Company. iGalen Inc. provides use of its platform to collect sale revenue and payment of expenses for these entities without service fees. On December 31, 2019, iGalen owed $342,695 to iGalen Philippines. iGalen was transferred to an officer of the Company as of December 30, 2020 with all its liabilities.

iGalen SDN had a consulting agreement to provide accounting, administration and other logistic services to iGalen with a monthly fee $4,000. This agreement was terminated on December 31, 2019. The Company incurred expenses of $0 and $48,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2019, iGalen SDN owed iGalen $74,331.

Medi Botanics Sdn Bhd, a subsidiary of Holista CollTech, is only raw material and product suppliers of iGalen. Dr. Rajen Manicka is the controlling shareholder and a director of both Medi Botanics Sdn Bhd and Holista CollTech. Medi Botanics Sdn Bhd supplied $0 and $480,821 raw materials and products to iGalen in the years ended December 31, 2020 and 2019, respectively. On December 31, 2019, iGalen owed $956,300 to this entity, respectively.

Investment in the Global Opportunity Fund

On February 1, 2017, the Company invested $300,000 in Global Opportunity Fund (“Fund”), a mutual fund registered in the Cayman Islands and Chan Heng Fai is one of the directors of this fund. This Fund was closed during November 2019 and is being liquidated. LiquidValue Asset Management Pte. Ltd., one of the subsidiaries of the Company, is the investment manager of the Fund and receives a management fee from the Fund at 2% per annum of the aggregated net asset value of the investments and a performance fee of 20%. As of December 31, 2019, the Company recorded a receivable $307,944 from the Global Opportunity Fund. In the years ended on December 31, 2020 and 2019, the management fee and performance fee charged to the Fund were $0 and $4,894, respectively. On December 31, 2020 and 2019, the Fund owed accrued management and performance fee receivable $0 and $15,484 respectively.  On January 23, 2020, the Company received $307,944 as a result of the liquidation of Global Opportunity Fund.

Note Receivable from a Related Party Company

On March 2, 2020 LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received a $200,000 Promissory Note from American Medical REIT Inc. (“AMRE”), a company which is 36.1% owned by LiquidValue. Chan Heng Fai and Chan Tung Moe from Alset International are directors of American Medical REIT Inc. The note carries interests of 8% and is payable in two years. LiquidValue also received warrants to purchase AMRE shares at the Exercise Price $5.00 per share. The amount of the warrants equals to the note principle divided by the Exercise Price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the Exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. As of December 31, 2020, the fair market value of the warrants was $0. The Company accrued $13,431 interest expenses as of December 31, 2020.

Warrants Exercised by DSS

On June 30, 2020, the Company received a deposit of $1,264,244 from Document Security Systems, Inc. for a warrant exercise to acquire 44,005,182 shares of Alset International at a price approximately $0.03 per share. The transaction was closed in July 2020. Fai Heng Chan, our CEO, Chairman of our Board and controlling shareholder, is also Chairman of the Board of Document Security Systems, Inc. and a significant shareholder of Document Security Systems, Inc.

9.	EQUITY

The Company is authorized to issue 20,000,000 common shares and 5,000,000 preferred shares, both at a par value $0.001 per share. At December 31, 2019, there were 10,001,000 common shares issued and outstanding.

Pursuant to an agreement on June 24, 2020 with our stockholders HFE Holdings Limited and Chan Heng Fai, HFE Holdings Limited surrendered 3,600,000 shares of our common stock to the treasury of our company, and Chan Heng Fai surrendered 1,000 shares of our common stock to the treasury of our company, and all such shares were cancelled. No consideration was exchanged in connection with the surrender of the shares. As a result, the total number of outstanding shares of our common stock at June 24, 2020 was reduced to 6,400,000 shares from 10,001,000 shares.

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

The Offering was the Company’s initial public offering and the Company’s common shares began trading on The Nasdaq Capital Market on November 24, 2020 under the symbol “HFEN.” The shares were offered by the Company pursuant to a registration statement on Form S-1, as amended (File No. 333-235693), filed with the Securities and Exchange Commission (the “Commission”), which was declared effective by the Commission on November 12, 2020 (the “Registration Statement”). Aegis acted as lead book-running manager for the Offering and Westpark Capital, Inc. acted as co-manager.

The net proceeds to the Company from the Offering, after deducting the underwriting discount, underwriters’ fees and expenses and other expenses of the Offering, were approximately $13.2 million. The Company anticipates using the net proceeds from the Offering primarily to fund possible acquisitions of new companies and properties, and for working capital and other general corporate purposes.

Also, under the terms of the Underwriting Agreement, the Company, upon closing of the Offering, issued to Aegis a warrant (the “Representative’s Warrant”) to purchase an aggregate of 108,000 shares of common stock (5% of the total shares issued in the Offering). The Representative’s Warrant is exercisable at a per share price of $9.80 (equal to 140% of the initial public offering price of the Common Stock) and is exercisable at any time and from time to time, in whole or in part, during the three-year period commencing from the date of issuance.

The Company also issued 10,000 shares as the compensation for the legal service at a fair value of $70,000.

As a result of the Offering, the total number of outstanding shares of our common stock at December 31, 2020 was 8,570,000.

GigWorld Inc. Sale of Shares

In year ended December 31, 2020, the Company sold 497,300 shares of GigWorld to international investors with the amount of $478,300, which was booked as addition paid-in capital. The Company held 505,667,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

In the year ended December 31, 2019, the Company sold 439,900 shares of GigWorld to international investors with the amount of $303,700, which was booked as addition paid-in capital. The Company held 500,821,889 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

LiquidValue Asset Management Pte. Ltd. Sale of Shares

On May 8, 2019, SeD Capital Pte. Ltd. entered into a sale and purchase agreement to sell 522,000 ordinary shares (representing approximately 18% of the ownership) in LiquidValue Asset Management Pte. Ltd. to LiquidValue Development Pte. Ltd. (“LVD”) for a cash of $46,190. Chan Heng Fai is the owner of LVD. $29,329 was recorded as additional paid-in-capital.

Distribution to Minority Shareholder

In 2020, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $411,250 in distribution to the minority shareholder. In 2019, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $1,069,250 in distribution to the minority shareholder.

Changes of Ownership of Alset International

In 2020, Alset International issued 563,197,062 common shares through warrants exercise with exercise price approximately $0.03 per share and received $18,012,959. On March 27, 2020, Alset International granted 7,500,000 common shares to its employees in the performance share award plan. The fair value of $146,853 of these shares was based on the market price on the granted day and was recorded as both compensation expense and equity in the financial statements. On June 5, 2020, the shareholder meeting approved 35,278,600 shares granted to the directors. The fair value of $1,417,523 was based the June 5, 2020, the grant day, market price and was recorded as both compensation expense and equity in the financial statements. During the year ended December 31, 2020, the stock-based compensation expense was $1,564,376. On August 20, 2020, the Company acquired 30,000,000 common shares from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. On December 30, 2020, the Company exercised part of its warrants to purchase 220,000,000 shares of Alset International by paying of $6,632,499. The Company’s ownership of Alset International changed from 65.4% as of December 31, 2019 to 57.1% as of December 31, 2020.

On July 31, 2019 500,000 warrants of Alset International were exercised by an unrelated shareholder at a price approximately $0.03 per share. Alset International received $14,858. After these 500,000 warrants were exercised, the total number of outstanding ordinary shares of Alset International was 1,101,956,707. The Company’s ownership percentage of Alset International has changed from 69.11% to 69.08%.

On December 19, 2019, Document Security Systems, Inc. exercised warrants to acquire 61,977,577 shares of Alset International at a price approximately $0.03 per share. Alset International received $1,841,693. Fai Heng Chan, our CEO, Chairman of our Board and controlling shareholder, is also Chairman of the Board of Document Security Systems, Inc. and a significant shareholder of Document Security Systems, Inc. As a result of the exercise of these warrants, the percent of Alset International that our company owns was reduced from 69.08% to 65.4%.

The Company has applied ASC 810 as the accounting guidance for the increase in the noncontrolling interest resulting from the warrant exercises.

During 2020, with the decline in the Company’s ownership of Alset International, the Company’s additional paid in capital decreased by $9,957,118 and accumulated other comprehensive income increased by $19,047, and the minority interest increased by $1,972,143.

During 2019, with the decline in the Company’s ownership of Alset International, the Company’s additional paid in capital and accumulated other comprehensive income decreased by $885,693 and $84,968, and the minority interest increased by $970,660.

During the years ended December 31, 2020 and 2019, the sales of GigWorld’s shares were de minimis compared to its outstanding shares and did not change the minority interest.

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

On December 30, 2020, the Company exercised part of its warrants to purchase 220,000,000 shares of Alset International by paying of $6,632,499. As of December 31, 2020, the Company’s ownership of Alset International is 57.1%.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2020	$(59,888)	$1,613,125	$(84,968)	$1,468,269

Other Comprehensive Income	11,130	654,872	19,047	685,049

Balance at December 31, 2020	$(48,758)	$2,267,997	$(65,921)	$2,153,318

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2019	$(23,779)	$1,606,567	$-	$1,582,788

Other Comprehensive Income	(36,109)	6,558	(84,968)	(114,519)

Balance at December 31, 2019	$(59,888)	$1,613,125	$(84,968)	$1,468,269

11.	DISCONTINUED OPERATIONS

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

The parties to the Equity Purchase Agreement agreed that the purchase price for this transaction would be $100,000, which would be paid in the form of a two-year, interest free, unsecured, demand promissory note in the principal amount of $100,000, and that such note would be due and payable in full in two years. In 2020, this promissory note was fully paid. As of December 31, 2020 and December 31, 2019, the outstanding receivable of this promissory note was $0 and $100,000, respectively. The closing of the Equity Purchase Agreement was subject to certain conditions; these conditions were met and the transaction closed on January 14, 2019.

The composition of assets and liabilities included in discontinued operations was as follows:

	December 31, 2020	December 31, 2019
Assets
Current Assets
Cash	$-	$-
Deposit and Other Receivable	-	-
Total Current Assets	-	-

Fixed Assets, net	-	-
Total Assets	$-	$-

Liabilities

Current Liabilities
Accounts Payable and Accrued Expenses	$-	$-
Total Current Liabilities	-	-

Total Liabilities	$-	$-

 The aggregate financial results of discontinued operations were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Revenues:
Project fee-others	$-	$-
	-	-

Cost of revenues	-	-

Gross profit	$-	$-

Operating expenses:
Depreciation	-	48
General and administrative	-	3,662
Total operating expenses	-	3,710

(Loss) from operations	-	(3,710)

Other income (expenses):
Other sundry income	-	-
Foreign exchange (loss)	-	(2)
Total other (expenses) income	-	(2)

Loss from discontinued operations	$-	$(3,712)

The cash flows attributable to the discontinued operations are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating	$-	$24,493
Investing	-	-
Financing	-	-
Net Change in Cash	$-	$24,493

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

Impact Biomedical Inc. is a group of subsidiaries of AEI and operates independently with its own financial reporting. The transaction is a disposal by sale and has a major effect on AEI’s financial results. Since it meets all above test criteria, we treated this disposal transaction as a discontinued operation in our financial statements.

On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares (however, any conversion will be subject to the blocker GBM has agreed to, as described above). After this transaction, we hold 500,001 shares of the common stock of DSS, representing 9.7% of the outstanding common stock of DSS. Our CEO, Chan Heng Fai is the owner of the common stock of DSS (not including any common or preferred shares we hold) and is the executive chairman of the board of directors of DSS. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. ASC 820, Fair Value Measurement and Disclosures, defines fair value of the financial assets. We value DSS common stock under level 1 category through quoted prices and preferred stock under level 3 category through an Option-Pricing Method. Under the “blocker” term in the agreement, the Company could convert 4,293 shares Convertible Preferred Stock into 662,500 shares of the common stock of DSS as of September 30, 2020. The quoted price of DSS common stock was $6.95 as of August 21, 2020. The total fair value of DSS common and preferred stocks GBM received as consideration for the disposal of Impact BioMedical was $46,284,171. As of August 21, 2020, the net asset value of Impact BioMedical was $94,011. The difference of $46,190,160 was recorded as additional paid in capital. We did not recognize gain or loss from this transaction as it was a related party transaction.

The composition of assets and liabilities included in discontinued operations is as follows:

	December 31,	December 31,
	2020	2019
Assets Cash
Assets Cash	$-	$108,731
Prepaid Expense	-	30,700
Total Asset	$-	$139,431

Liabilities
Accounts Payable	$-	$7,021
Total Liabilities	$-	$7,021

The financial results of discontinued operations are as follows:

	Years Ended December 31,
	2020	2019

Revenue	$-	$-

Operating Expense
Research & Development	246,915	108,394
General & Administration	170,035	414,767
Total Operating Expense	416,950	523,161

Loss from Security Investment by Equity Method		44,053
Loss from Acquisition		90,001
Other Expense	488	545

Loss from Discontinued Operations	$(417,438)	$(657,760)

The cash flows attributable to the discontinued operation are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Operating	$(422,188)	$(616,542)
Investing	-	(127,000)
Financing	-	-
Net Change in Cash	$(422,188)	$(743,542)

12.	INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2020 and 2019:

		Fair Value Measurement Using
	Amount at Cost	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2020
Assets
Investment securities- Fair Value Option	$7,023,693	$10,235,758	$-	$-	$10,235,758
Investment securities- Trading	16,016	17,024	-	-	17,024
Convertible preferred stock	42,889,000	-	-	37,675,000	37,675,000
Convertible note receivable	50,000	-	-	66,978	66,978
Warrants - American Premium Water	860,342	-	-	862,723	862,723
Warrants - AMRE	-	-	-	-	-
Stock Options - Vivacitas	-	-	-	-	-
Total Investment in securities at Fair Value	$50,839,051	$10,252,782	$-	$38,604,701	$48,857,483

		Fair Value Measurement Using
	Amount at Cost	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2019
Assets
Investment securities- Fair Value Option	$3,457,056	$2,973,582	$-	$-	$2,973,582
Investment securities- Trading	16,016	15,907	-	-	15,907
Convertible note receivable	50,000	-	-	26,209	26,209
Stock Option - Vivacitas	-	-	-	-	-
Total Investment in securities at Fair Value	$3,523,072	$2,989,489	$-	$26,209	$3,015,698

Unrealized loss on investment equity securities for the year ended December 31, 2020 was $1,750,454 compared to unrealized gain of $320,032 for the year ended December 31, 2019. These gain and loss were recorded directly to net income (loss).

Unrealized gain on investment securities, other than equity securities, for the year ended December 31, 2020 was $19,486 compared to unrealized loss of $55,213 for the year ended on December 31, 2019. These gain and loss were recorded through equity.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investments at December 31, 2020 and 2019, respectively.

	Share price		Market Value
	12/31/2020	Shares	12/31/2020	Valuation

DSS (Related Party)	$6.240	1,162,501*	$7,254,006	Investment in Securities at Fair Value

AMBS (Related Party)	$0.008	20,000,000	$160,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.055	46,226,673	$2,565,468	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.002	122,039,000	$256,284	Investment in Securities at Fair Value

Others			$17,024	Investment in Securities at Fair Value

		Total Level 1 Equity Securities	$10,252,782
Vivacitas (Related Party)	N/A	2,480,000	$200,128	Investment in Securities at Cost
Nervotech	N/A	1,666	$37,826	Investment in Securities at Cost
Hyten Global	N/A	20,000	$42,562	Investment in Securities at Cost
		Total Equity Securities	$10,533,298

* Ratio of 1-for-30 (the “Reverse Split”) was effective at 5:01 p.m. Eastern Time on May 7, 2020 (the “Effective Time”)

	Share price		Market Value
	12/31/2019	Shares	12/31/2019	Valuation

DSS (Related Party)	$0.301	500,000	$150,500	Investment in Securities at Fair Value

AMBS (Related Party)	$0.013	20,000,000	$262,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.055	46,226,673	$2,561,082	Investment in Securities at Fair Value

Others			$15,907	Investment in Securities at Fair Value

		Total Level 1 Equity Securities	$2,989,489

Vivacitus (Related Party)	N/A	2,480,000	$200,128	Investment in Securities at Cost

		Total Equity Securities	$3,189,617

The DSS convertible preferred stock under level 3 category was valued on Option Pricing Method (OPM) in determining the fair value. As of December 31, 2020, the Company held 42,575 shares of DSS convertible preferred stock, which could convert to 6,570,216 common shares, with fair market value $37,675,000. As of August 21, 2020, the Company held 46,868 shares of DSS convertible preferred stock, which could convert to 7,232,716 common shares, with fair market value $42,889,000. The following table shows the parameters adopted in the valuation at the valuation dates.

	As of December 31,	As of August 21,
	2020	2020
Stock price	$6.24	$6.95
Risk-free rate	0.93%	0.63%
Volatility	113.69%	111.99%
Expected Exit Date	December 31, 2023	August 21, 2023
Dividend Yield	0.00	0.00

The selected stock prices represent the close market bid price of DSS on the valuation date. Risk-free interest rates were obtained from Bloomberg. The volatility is based on the historical volatility of the DSS common stock. We assumed a three-year life for the preferred stock and assumed that after three-years the Company would desire to begin receiving a return on this investment – either through a conversion or liquidation. Given the Beneficial Ownership limited on the exercise of the Series A Preferred Shares, we have assumed that Alset International will sell their common stocks in the Target Company such that their shareholding does not exceed 19.99% prior to conversion. We have assessed the Discount for Lack of Marketability (DLOM) of this interest using a put option method and adopted Black Scholes Option Pricing Model to estimate the DLOM.

The fair value of the Sharing Services Convertible Note under level 3 category as of December 31, 2020 and 2019 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	December 31, 2020	December 31, 2019

Dividend yield	0.00%	0.00%
Expected volatility	210.07%	159.88%
Risk free interest rate	0.13%	1.61%
Contractual term (in years)	1.76	2.76
Exercise price	$0.15	$0.15

We assumed dividend yield rate is 0.00% in Sharing Services. The volatility is based on the historical volatility of the Sharing Services’ common stock. Risk-free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2020 and 2019:

Total
Balance at January 1, 2019	$78,723
Total losses	(52,514)
Balance at December 31, 2019	$26,209
Acquisition of APW warrants	862,723
Net gain	40,769
Acquisition of DSS Preferred Stock	37,675,000
Balance at December 31, 2020	$38,604,701

On March 2, 2020, the Company received warrants to purchase shares of AMRE, a related party private startup company, in conjunction with the Company lending a $200,000 promissory note. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. The Company holds a stock option to purchase 250,000 shares of Vivacitas common stock at $1 per share at any time prior to the date of a public offering by Vivacitas. As of December 31, 2020 and 2019, both AMRE and Vivacitas were private companies. Based the management’s analysis, the fair value of the warrants and the stock option were $0 as of December 31, 2020 and 2019.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. We value APB warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APW were $860,342 as of July 17, 2020, the purchase date and $862,723 as of December 31, 2020.

The fair value of the APW warrants under level 3 category as of December 31, 2020 and July 17, 2020 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	As of December 31,	As of July 17,
	2020	2020
Stock Price	$0.0021	$0.0022
Exercise Price	$0.001	$0.001
Risk-free Interest Rate	0.88%	0.59%
Annualized volatility	178.86%	172.90%
Dividend Yield	0.00	0.00
Year to Maturity	9.58	10.00

The following table presents summarized financial information for our investments that we elected the fair value option that would otherwise be accounted for under the equity method of accounting.

	Summarized Financial Information
	Assets	Liabilities	Net Income (Loss)
December 31, 2020
APW (Unaudited)*	$448,934	$3,786,024	$(711,428)
Holista	$6,208,762	$2,628,463	$3,926,026
DSS	$91,919,000	$15,374,000	$1,418,000
December 31, 2019

AMBS (Unaudited)	$4,758,504	$33,647,816	$(1,623,051)
Holista	$5,559,362	$3,055,783	$(629,112)
DSS	$20,144,759	$7,841,942	$(2,889,147)

*Data derived from Financial Statement as of June 30, 2020 which was the latest available date source we could reach. 12-month Net Loss was estimated by doubling 6-month Net Loss.

13.	INCOME TAXES

US Income Taxes

On December 22, 2017, the “Tax Cuts and Jobs Act” (“TCJA”) was signed into legislation, lowering the corporate tax rate to 21 percent beginning with years starting January 1, 2018. Because a change in tax law is accounted for in the period of enactment, the deferred tax assets and liabilities have been adjusted to the newly enacted U.S. corporate rate, and the related impact to the tax expense has been recognized in the current year.

The components of income tax expense and the effective tax rates for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Current:
Federal	$-	$251,266
State	11,633	180,122
Total Current	11,633	431,388
Deferred:
Federal	(1,488,666)	(2,968,674)
State	(563,779)	(618,108)
Total Deferred	(2,052,445)	(3,586,782)
Valuation Allowance	2,052,445	3,586,782
Total Income Tax Expense	$11,633	$431,388

Pre-tax Loss	$(3,972,454)	$(7,618,328)

Effective Income Tax Rate	0%	-6%

A reconciliation of our income tax expense at federal statutory income tax rate of 21% to our income tax expense at the effective tax rate is as follows:

	Year Ended December 31,
	2020	2019
Tax at the Statutory Federal Rate	$(1,480,008)	$(1,481,777)
State Income Taxes (Net of Federal Benefit)	65,962	(328,309)
Changes in Valuation Allowance, Net	(1,534,337)	2,241,474
Total Income Tax Expense	$11,633	$431,388

 Deferred tax assets consist of the following at December 31, 2020 and 2019:

	2020	2019
Interest Income	$(5,083,993)	$(4,574,401)
Interest Expense	4,664,342	4,327,741
Depreciation and Amortization	(6,362)	(5,802)
Management Fees	-	531,968
Impairment	2,253,228	1,924,305
Accrued Expense	8,896	105,175
Partnership Gain (Loss)	13,175	(263,152)
Others	16,178	15,839
Net Operating Loss	186,981	1,525,109
Total Deferred Tax Asset	$2,052,445	$3,586,782
Valuation Allowance	(2,052,445)	(3,586,782)
Net Deferred Tax Asset	-	-

As of December 31, 2020, the Company has federal net operating loss carry-forwards of approximately $988,000. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2020, the valuation allowance has decreased by $1,534,337.

As of December 31, 2020, the Company’s total current tax liability is $11,633, including federal income tax liability of $0 and Maryland state income tax liability $11,633. The deferred tax asset cannot be used to offset the current tax liability.

As of December 31, 2019, the Company has federal net operating loss carry-forwards of approximately $6.5 million. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2019, the valuation allowance increased by $2,241,474.

As of December 31, 2019, the Company’s total current tax liability is $420,327, including federal income tax liability $251,266 and Maryland state income tax liability $169,061. The deferred tax asset cannot be used to offset the current tax liability.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

Income taxes – Other Countries

On December 31, 2020 and 2019, foreign subsidiaries have tax losses of approximately $337,000 and $2.7 million, respectively, which are available for offset against future taxable profits, subject to the agreement of the tax authorities and compliance with the relevant provisions. The deferred tax assets arising from these tax losses have not been recognized because it is not probable that future taxable profits will be available to use these tax assets. The following charts show the details in different regions as of December 31, 2020 and 2019.

 As of December 31, 2020:

Calculation:

	SG Companies	HK Companies	KR Companies	AU Companies	Total
Cumulative loss & other deferred tax assets before tax	$(1,801,455)	$-	$(123,278)	$-	$(1,924,733)
Effective tax rates	17.00%	16.50%	25.00%	30.00%
Tax at the domestic tax rates applicable to profits in the countries where the Company operates	$(306,247)	$-	$(30,819)	$-	$(337,066)

Adjustments:
Deferred tax assets not recognized	$306,247	$-	$30,819	$-	$337,066

Income tax expenses recognized in profit or loss	$-	$-	$-	$-	$-

As of December 31, 2019:

	SG Companies	AU Companies	HK Companies	Total
Cumulative loss & other deferred tax assets before tax	$(12,618,524)	$(274,945)	$(2,729,852)	$(15,623,321)
Effective tax rates	17.00%	30.00%	16.50%
Tax at the domestic tax rates applicable to profits in the countries where the Company operates	$(2,145,149)	$(82,484)	$(450,426)	$(2,678,058)

Adjustments:
Deferred tax assets not recognized	$2,145,149	$82,484	$450,426	$2,678,058

Income tax expenses recognized in profit or loss	$-	$-	$-	$-

14.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases offices in Maryland, Singapore, Magnolia, Texas, Hong Kong and South Korea through leased spaces aggregating approximately 15,811 square feet, under leases expiring on various dates from December 2020 to August 2022. The leases have rental rates ranging from $2,265 to $23,297 per month. Our total rent expense under these office leases was $413,240 and $293,486 in 2020 and 2019, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2020	Renewed Lease term in 2021
Singapore	June 2020 to June 2021
Hong Kong	October 2020 to October 2022
South Korea	August 2020 to August 2022
Magnolia, Texas, USA	November 2019 to April 2021	May 2021 to October 2021
Bethesda, Maryland, USA	August 2015 to December 2021	January 2021 to March 2024

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 0.5% to 4.5% per annum in 2020 and from 1.68% to 6.12% per annum in 2019. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2020 were $574,754 and $574,754, respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2019 were $146,058 and $150,195, respectively.

The table below summarizes future payments due under these leases as of December 31, 2020.

For the Years Ended December 31:

2021	$398,680
2022	232,876
After 2022	-
Total Minimum Lease Payments	631,556
Less: Effect of Discounting	(56,802)
Present Value of Future Minimum Lease Payments	574,754
Less: Current Obligations under Leases	(381,412)
Long-term Lease Obligations	193,342

Lots Sales Agreement

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2014, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. Through December 31, 2019, NVR has purchased 123 lots. In the year ended on December 31, 2020, NVR purchased 121 additional lots.

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

On July 3, 2018, 150 CCM Black Oak entered into a Purchase and Sale Agreement with Houston LD, LLC for the sale of 124 lots located at its Black Oak project. Pursuant to the Purchase and Sale Agreement, it was agreed that 124 lots would be sold for a range of prices based on the lot type. In addition, Houston LD, LLC agreed to contribute a “community enhancement fee” for each lot, collectively totaling $310,000. 150 CCM Black Oak will apply these funds exclusively towards an amenity package on the property. The closing of the transactions contemplated by the Purchase and Sale Agreement was subject to Houston LD, LLC completing due diligence to its satisfaction. On October 12, 2018, 150 CCM Black Oak Ltd entered into an Amended and Restated Purchase and Sale Agreement (the “Amended and Restated Purchase and Sale Agreement”) for these 124 lots. Pursuant to the Amended and Restated Purchase and Sale Agreement, the purchase price remained $6,175,000, 150 CCM Black Oak Ltd was required to meet certain closing conditions and the timing for the closing was extended.

On January 18, 2019, the sale of 124 lots in Magnolia, Texas was completed. The Company did not have sales in the Black Oak project in the year ended on December 31, 2020.

Promissory Note from Azure

Pursuant to a Secured Promissory Note dated as of August 13, 2018, on October 13, 2019 Azure Holdings, LLC, was obligated to pay our subsidiary, 150 CCM Black Oak Ltd, $140,000 in principal, plus accrued interest at the rate of 2.5% per annum through October 13, 2019. Azure Holdings, LLC failed to pay the amount due. Effective as of October 13, 2019, the interest rate increased to a default rate of 18% per annum. The Company has subsequently had numerous communications with Azure Holdings, LLC regarding the payment of this Secured Promissory Note, and attempts to set a schedule for Azure Holdings, LLC to repay the amount due. We have not yet commenced litigation against either Azure Holdings, LLC or the guarantor of this Secured Promissory Note, but may do so in the immediate future. Based on current situation, the management does not believe that the collection from Azure is probable. As of December 31, 2020 and 2019, $175,703 and $149,697 were due to 150 CCM Black Oak Ltd, respectively. The Company booked reserve for this note receivable as of December 31, 2020 and 2019.

15.	DIRECTORS AND EMPLOYEES’ BENEFITS

Stock Option plans AEI

The Company reserves 500,000 shares of common stock under the Incentive Compensation Plan for high-quality executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. This plan is meant to enable such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expand their maximum efforts in the creation of shareholder value. As of December 31, 2020 and 2019, there have been no options granted.

Alset International Stock Option plans

On November 20, 2013, Alset International approved a Stock Option Plan (the “2013 Plan”). Employees, executive directors, and non-executive directors (including the independent directors) are eligible to participate in the 2013 Plan.

The following tables summarize stock option activity under the 2013 Plan for the year ended December 31, 2020:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2019	1,061,333	$0.09	5.00	$-
Vested and exercisable at January 1, 2019	1,061,333	$0.09	5.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2019	1,061,333	$0.09	4.00	$-
Vested and exercisable at December 31, 2019	1,061,333	$0.09	4.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2020	1,061,333	$0.09	3.00	$-
Vested and exercisable at December 31, 2020	1,061,333	$0.09	3.00	$-

16.	SUBSEQUENT EVENTS

Distribution to Minority Shareholders

On January 11, 2021, the Board of Managers of SeD Maryland Development LLC (the 83.55% owned subsidiary of the Company which owns the Company’s Ballenger Project) authorized the payment of distributions to its members in the amount of $500,000.  Accordingly, the minority member of SeD Maryland Development LLC received a distribution in the amount of $82,250, with the remainder being distributed to a subsidiary of the Company, which is eliminated upon consolidation.

Paycheck Protection Program Loan

On February 11, 2021, the Company entered into a term note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first sixteen months of principal and interest deferred or until we apply for the loan forgiveness. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven.

Securities Purchase/Exchange with Related Party

On March 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Mr. Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, for four proposed transactions, consisting of (i) purchase of certain warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International Limited (“Alset International”), which was valued at $28,363,966; (ii) purchase of all of the issued and outstanding stock of LiquidValue Development Pte Ltd. (“LVD”), which was valued at $173,395; (iii) purchase of 62,122,908 ordinary shares in True Partners Capital Holding Limited (HKG: 8657) (“True Partners”), which was valued at $6,729,629; and (iv) purchase of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”), which was valued at $28,653,138. The total amount of above four transactions was $63,920,129, payable on the Closing Date by the Company, in four convertible promissory notes (collectively, the “Alset CPNs”), which, subject to the terms and conditions of the Alset CPNs and the Company’s shareholder approval, shall be convertible into shares of the Company’s common stock (“AEI Common Stock”), par value $0.001 per share, at the conversion price of AEI Stock Market Price. AEI Stock Market Price shall be $5.59 per share, equivalent to the average of the five closing per share prices of AEI Common Stock preceding January 4, 2021 as quoted by Bloomberg L.P.

Stock Issued for Services

On January 19, 2021, the Company issued 10,000 shares with fair market value $63,600 to a company to compensate the investor relationship services it provides for 12 months beginning on November 30, 2020. Immediately after issuance, the Company’s total outstanding shares were 8,580,000.

Ownership of Alset International

From January 1 to April 13, 2021, Alset International issued 1,500,000 shares for employee performance reward and 250,000 shares for warrants exercising from an unrelated party. The Company exercised its warrants to purchase 139,834,471 shares at a price of $4,180,000. Total outstanding shares were 1,911,494,471 after these issuances. The Company now holds 1,150,984,756 shares of Alset International, approximately 60.2%.

Repayment of Note Payable from a Director

On January 26, 2021, the Company repaid $1.2 million to a Director of the Company. After this repayment, the balance of the related party note payable became $326,208.

Sale of Investment in Vivacitas to DSS

On March 18, 2021, the Company sold Impact Oncology Pte Ltd, which owns 2,480,000 shares of common stock and a stock option to purchase 250,000 shares of Vivacitas common stock at $1 per share at any time prior to the date of a public offering by Vivacitas, to SeD BioMedical International Inc., an indirect wholly owned subsidiary of DSS at a sales price of $2,480,000. The Company’s investment cost of Vivacitas’ common stock and the stock option was $200,128. The difference between the sales price and the investment cost of approximately $2.3 million was recorded as additional paid in capital considering it was a related party transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2020 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgment and estimates concerning effects of events and transactions that are accounted for or disclosed.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that pertain to our ability to record, process, summarize and report reliable data. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, management determined that the Company did not maintain effective controls over financial reporting due to limited staff with U.S. GAAP and SEC Reporting experience. Management determined that the ineffective controls over financial reporting constitute a material weakness.

This annual report filed on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We continue taking steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to completely remediate the material weaknesses identified above. To remediate such weaknesses, we plan to appoint additional qualified personnel to the audit committee with financial accounting, GAAP, and SEC experience.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our executive officers, directors, director nominees and key employees, and their positions with us, as of April 14, 2021:

Name	Age	Position(s)
Chan Heng Fai	76	Founder, Chairman of the Board and Chief Executive Officer
Lui Wai Leung Alan	50	Co-Chief Financial Officer
Rongguo Wei	49	Co-Chief Financial Officer
Ang Hay Kim Aileen	61	Executive Director
Wong Tat Keung	50	Director
Robert Trapp	65	Director
William Wu	54	Director
Charles MacKenzie	50	Chief Development Officer
Michael Gershon	49	Chief Legal Officer

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814.

The principal occupations for the past five years of each of our executive officers, directors, director nominees and key employees are as follows:

Executive Officers and Directors

Chan Heng Fai founded our company and has served as our Chairman of the Board and Chief Executive Officer since inception. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of our subsidiary Alset International Limited since April 2014. Mr. Chan joined the Board of Directors of Alset International Limited in May 2013. From 1995 to 2015, Mr. Chan served as Managing Chairman of Hong Kong-listed Zensun Enterprises Limited (formerly Heng Fai Enterprises Limited), an investment holding company. Mr. Chan had previously served as a member of the Board of Zensun Enterprises Limited since September 1992. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd., a public Singapore property development, investment and management company (“SingHaiyi”), from March 2003 to September 2013, and the Executive Chairman of China Gas Holdings Limited, an investor and operator of the city gas pipeline infrastructure in China from 1997 to 2002.

Mr. Chan has served as a non-executive director of Document Security Systems, Inc. since January 2017 and as Chairman of the Board since March 2019. Mr. Chan has served as a member of the Board of Directors of OptimumBank Holdings, Inc. since June 2018. He has also served as a non-executive director of our indirect subsidiary LiquidValue Development since January 2017. Mr. Chan has also served as a non-executive director of Holista CollTech Ltd., since July 2013. Mr. Chan has served as a director of Alset International’s 99.98%-owned subsidiary GigWorld Inc. since October 2014. Mr. Chan has served as a member of the Board of Directors of Sharing Services Global Corporation since April of 2020.

Mr. Chan was formerly a director of Global Medical REIT Inc., a healthcare facility real estate company, from December 2013 to July 2015. He also served as a director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Additionally, from November 2003 to September 2013, he was a Director of SingHaiyi. Mr. Chan served as a member of the Board of Directors of RSI International Systems, Inc., the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

Mr. Chan has committed that the majority of his time will be devoted to managing the affairs of our company; however, Mr. Chan may engage in other business ventures, including other technology-related businesses.

As the founder, Chairman, Chief Executive Officer and our largest stockholder, Mr. Chan leads the board and guides our company. Mr. Chan brings extensive property development and digital transformation technology knowledge to our company and a deep background in growth companies, emerging markets, mergers and acquisitions, and capital market activities. His service as Chairman and Chief Executive Officers creates a critical link between management and the board.

Ang Hay Kim Aileen has been our Executive Director since March 2018. Ms. Ang has more than 20 years of experience in finance and treasury, legal, human resources and office administration. She is the Senior Vice President, Corporate Services of Alset International, a position she has held since 2013 and a director of various indirect subsidiaries of our company. She also holds a Cert-in-CEHA (Singapore real estate industry certificate) and operates her own real estate business, Ideal Realty Pte Ltd., since 2015. Ms. Ang was General Manager, Corporate Services of Singapore Exchange listed Singxpress Ltd. (now known as SingHaiyi Group Ltd.) from 2002 to 2013. She was Senior Sales Director, Resale Division with DTZ Property Network Pte. Ltd., a Singapore real estate company, from 2005 to 2011.

Ms. Ang’s day-to-day operational leadership of our various businesses and her knowledge of property development and the real estate business make her well-qualified as a member of the Board.

Wong Tat Keung joined the Board of Directors of our company in November 2020. Since 2010, Mr. Wong has served as the director of Aston Wong CPA Limited. He has been an independent non-executive director of Alset International since January 2017. Mr. Wong has been an independent non-executive director of Roma Group Limited, a valuation and technical advisory firm, since March 2016, and has served as an independent non-executive director of Lerthai Group Limited, a property, investment, management and development company, since December 2018. Previously, he served as the director and sole proprietor of Aston Wong & Co., a registered certified public accounting firm, from January 2006 to February 2010. From January 2005 to December 2005, he was a Partner at Aston Wong, Chan & Co., Certified Public Accountants. From April 2003 to December 2004, he served at Gary Cheng & Co., Certified Public Accountants as Audit Senior. He served as an Audit Junior to Supervisor of Hui Sik Wing & Co., certified public accountants from April 1993 to December 1999. He served as an independent non-executive director of SingHaiyi from July 2009 to July 2013 and ZH Holdings from December 2009 to July 2015. Mr. Wong is a Certified Public Accountant admitted to practice in Hong Kong. He is a Fellow Member of Association of Chartered Certified Accountants and an Associate Member of the Hong Kong Institute of Certified Public Accountants. He holds a Master in Business Administration degree (financial services) from the University of Greenwich, London, England.

Mr. Wong demonstrates extensive knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, making him well-qualified to serve as an independent member of the board. Mr. Wong serves on our Audit Committee and Compensation Committee.

Robert Trapp joined the Board of Directors of our company in November 2020. Mr. Trapp has 37 years of cross-cultural business experience with both public and privately-owned companies in Asia, the United States and Canada, in a diverse range of industries including hospitality, finance, property, mining, software, biotech and consumer goods. Mr. Trapp is the Chief Executive Officer of BMI Capital International LLC, a FINRA broker-dealer, a position he has held since June 2015. Mr. Trapp also served as General Manager of SeD Development Management LLC, a subsidiary of Alset International, a position he held from September 2015 to February 2018. In addition, Mr. Trapp presently serves on the Board of Directors of several of the subsidiaries of Alset International. Mr. Trapp has served as a member of the Board of Directors of American Premium Water Corporation since September 2020. Mr. Trapp has served as a member of the Board of Directors of Sharing Services Global Corporation since November 2020. Mr. Trapp has served on the Board of Directors of Theralink Technologies Inc., since November 2017. Previously, Mr. Trapp served on the Board of Directors of Amarantus Bioscience Holdings Inc. from February 2017 until May 2017 and on the Board of Directors of GigWorld Inc. from December 2014 until June 2015. Mr. Trapp served as President and Director at Master of Real Estate LLC, a subsidiary of Zensun Enterprises Limited (formerly known as Heng Fai Enterprises Limited), a company listed on the Hong Kong Stock Exchange, from August 2014 to August 2015 and served as Senior Vice-President with Inter-American Management LLC, a property management subsidiary of Zensun Enterprises Limited, from October 2013 to August 2015. Mr. Trapp served as a Director of eBanker USA.com, a subsidiary of Zensun Enterprises Limited, from March 1998 to August 2015, and served as General Manager and Rep Director with Hotel Plaza Miyazaki, a subsidiary of eBanker USA.com, from September 2009 to May 2013. Mr. Trapp holds a Bachelor of Commerce degree from the University of Calgary and a Bachelor of Applied Arts in Hospitality & Tourism Management from Ryerson University in Toronto, Canada.

Mr. Trapp’s hands-on experience in operational management, administration, financial management, marketing, and regulatory compliance in diverse industries qualifies him to serve as a member of the Board.

William Wu joined the Board of Directors of our company in November 2020. Mr. Wu, age 54, has served as the managing director of Investment Banking at Glory Sun Securities Limited since January 2019. Mr. Wu previously served as the executive director and chief executive officer of Power Financial Group Limited from November 2017 to January 2019. Mr. Wu has served as a member of the Board of Directors of Document Security Systems, Inc. since October of 2019. Mr. Wu has served as a director of Asia Allied Infrastructure Holdings Limited since February 2015. Mr. Wu previously served as a director and chief executive officer of RHB Hong Kong Limited from April 2011 to October 2017. Mr. Wu served as the chief executive officer of SW Kingsway Capital Holdings Limited (now known as Sunwah Kingsway Capital Holdings Limited) from April 2006 to September 2010. Mr. Wu holds a Bachelor of Business Administration degree and a Master of Business Administration degree of Simon Fraser University in Canada. He was qualified as a chartered financial analyst of The Institute of Chartered Financial Analysts in 1996.

Mr. Wu previously worked for a number of international investment banks and possesses over 27 years of experience in the investment banking, capital markets, institutional broking and direct investment businesses. He is a registered license holder to carry out Type 6 (advising on corporate finance) and Type 9 (asset management) regulated activities under the Securities and Futures Ordinance (Chapter 571 of the Laws of Hong Kong).

Mr. Wu demonstrates extensive knowledge of complex, cross-border financial matters highly relevant to our business, making him well-qualified to serve as an independent member of the board. Mr. Wu serves on our Audit Committee and Compensation Committee.

Lui Wai Leung Alan has been our Co-Chief Financial Officer since March 2018. Mr. Lui has been the Chief Financial Officer of Alset International since November 2016 and served as its Acting Chief Financial Officer since June 2016. Mr. Lui has served as an Executive Director of Alset International since July 2020. Mr. Lui has served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company, since October 2016. He has also served as a director of LiquidValue Asset Management Pte Limited, a Singapore fund management company, since April 2018. Both companies are wholly owned subsidiaries of Alset International. Mr. Lui has served as the Co-Chief Financial Officer of LiquidValue Development since December 2017 and has served as the Co-Chief Financial Officer of Alset EHome Inc. since October 2017. Mr. Lui has served as Chief Financial Officer of GigWorld Inc. since May 2016 and has served as a director of one of GigWorld’s subsidiaries since July 2016. From June 1997 through March 2016, Mr. Lui served in various executive roles at Zensun Enterprises Limited (formerly known as Heng Fai Enterprises Limited), a Hong Kong-listed company, including as Financial Controller. Mr. Lui oversaw the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management. Mr. Lui is a certified practicing accountant in Australia and received a Bachelor’s degree in Business Administration from the Hong Kong Baptist University.

Rongguo Wei has been our Co-Chief Financial Officer since March 2018. Mr. Wei has served as the Chief Financial Officer of LiquidValue Development since March 2017. Mr. Wei is a finance professional with more than 15 years of experience working in public and private corporations in the United States. As the Chief Financial Officer of SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting and taxation activities for that company. Prior to joining SeD Development Management LLC in August 2016, Mr. Wei worked for several different U.S. multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August 2014 to July 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January 2013 to June 2014, and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011 to 2012. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February to May 2017, and has served as Chief Financial Officer of that company from February 2017 until November 2017. Before Mr. Wei came to the United States, he worked as an equity analyst at Hong Yuan Securities, an investment bank in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a certified public accountant and received his Master of Business Administration from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor’s degree from Beihang University.

Charles MacKenzie was appointed our Chief Development Officer in December 2019. Mr. MacKenzie has served as a member of the Board of Directors of LiquidValue Development since December 2017. He has served as Chief Executive Officer-United States of Alset EHome Inc. since April 2020 and has served as the Chief Development Officer for SeD Development Management, a subsidiary of Alset EHome Inc., since July 2015. Mr. MacKenzie also serves as a member of the Board of Directors of Alset EHome Inc. since October 2017. He was previously the Chief Development Officer for Inter-American Development (IAD), a subsidiary of Heng Fai Enterprises Limited (now known as Zensun Enterprises Limited) from April 2014 to June 2015. Mr. MacKenzie is the Founder and President of MacKenzie Equity Partners, specializing in mixed-use real estate investments. Mr. MacKenzie was also the owner of Smartbox Portable Storage, a residential moving and storage company, from October 2006 to a successful sale in February 2017. Mr. MacKenzie focuses on acquisitions and development of residential and mixed-use projects within the United States. Mr. MacKenzie specializes in site selection, contract negotiations, marketing and feasibility analysis, construction and management oversight, building design and investor relations. Mr. MacKenzie received a B.A. and graduate degree from St. Lawrence University, where he served on Board of Trustees from 2003 to 2007.

Key Employees

Michael Gershon has been our Chief Legal Officer since October 2018. Mr. Gershon has served as Chief Legal Officer of our subsidiary SeD Development Management LLC since April 2019 and from February 2017 until April 2019 served as Associate Corporate Counsel of that subsidiary. Prior to joining our company, Mr. Gershon served as an attorney adviser with the Division of Corporation Finance at the U.S. Securities and Exchange Commission from November 2015 until November 2016 and served as an associate at the law firm of Wuersch & Gering LLP from August 2004 until January 2015. Mr. Gershon received a B.A. degree in economics from Boston College and a J.D. from Georgetown University Law Center.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2020.

Code of Ethics

We have adopted a written code of ethics that applies to all of our directors, officers and employees in accordance with the rules of the Nasdaq Capital Market and the SEC. We have posted a copy of our code of ethics on our company website, and we intend to post amendments to this code, or any waivers of its requirements, on our company website.

Conflicts of Interest

We comply with applicable state law with respect to transactions (including business opportunities) involving potential conflicts. Applicable state corporate law requires that all transactions involving our company and any director or executive officer (or other entities with which they are affiliated) are subject to full disclosure and approval of the majority of the disinterested independent members of our Board of Directors, approval of the majority of our stockholders or the determination that the contract or transaction is intrinsically fair to us. More particularly, our policy is to have any related party transactions (i.e., transactions involving a director, an officer or an affiliate of our company) be approved solely by a majority of the disinterested independent directors serving on the Board of Directors. We intend to appoint additional independent directors in the near future and maintain a Board of Directors consisting of a majority of independent directors.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. We do not have a nominating committee, however we intend to appoint one in the immediate future.

Status as a Controlled Company

Chan Heng Fai, through HFE Holdings Limited controls a majority of the combined voting power of all classes of our voting stock. As a result, we qualify as a “controlled company” within the meaning of the listing standards of Nasdaq, and we have elected not to comply with certain Nasdaq corporate governance requirements. We do not have a majority of independent directors serving on our board. However, we intend to appoint additional independent directors in the near future.

Board Committees

Our Board of Directors has an Audit Committee and a Compensation Committee. Each of these committees is currently composed of Mr. Wong and Mr. Wu.

Our Audit Committee and Compensation Committee will each comply with the listing requirements of the Nasdaq Marketplace Rules. At least one member of the Audit Committee will be an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, and each member will be “independent” as that term is defined in Rule 5605(a) of the Nasdaq Marketplace Rules. Our Board of Directors has determined that each of Mr. Wong and Mr. Wu is independent.

Indemnification of Directors and Executive Officers

Section 145 of the Delaware General Corporation Law provides for, under certain circumstances, the indemnification of our officers, directors, employees and agents against liabilities that they may incur in such capacities. Below is a summary of the circumstances in which such indemnification is provided.

In general, the statute provides that any director, officer, employee or agent of a corporation may be indemnified against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement, actually and reasonably incurred in a proceeding (including any civil, criminal, administrative or investigative proceeding) to which the individual was a party by reason of such status. Such indemnity may be provided if the indemnified person’s actions resulting in the liabilities: (i) were taken in good faith; (ii) were reasonably believed to have been in or not opposed to our best interests; and (iii) with respect to any criminal action, such person had no reasonable cause to believe the actions were unlawful. Unless ordered by a court, indemnification generally may be awarded only after a determination of independent members of the Board of Directors or a committee thereof, by independent legal counsel or by vote of the stockholders that the applicable standard of conduct was met by the individual to be indemnified.

The statutory provisions further provide that to the extent a director, officer, employee or agent is wholly successful on the merits or otherwise in defense of any proceeding to which he or she was a party, he or she is entitled to receive indemnification against expenses, including attorneys’ fees, actually and reasonably incurred in connection with the proceeding.

Indemnification in connection with a proceeding by us or in our right in which the director, officer, employee or agent is successful is permitted only with respect to expenses, including attorneys’ fees actually and reasonably incurred in connection with the defense. In such actions, the person to be indemnified must have acted in good faith, in a manner believed to have been in our best interests and must not have been adjudged liable to us, unless and only to the extent that the Court of Chancery or the court inwhich such action or suit was brought shall determine upon application that, despite the adjudication of liability, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expense which the Court of Chancery or such other court shall deem proper. Indemnification is otherwise prohibited in connection with a proceeding brought on our behalf in which a director is adjudged liable to us, or in connection with any proceeding charging improper personal benefit to the director in which the director is adjudged liable for receipt of an improper personal benefit.

Delaware law authorizes us to reimburse or pay reasonable expenses incurred by a director, officer, employee or agent in connection with a proceeding in advance of a final disposition of the matter. Such advances of expenses are permitted if the person furnishes to us a written agreement to repay such advances if it is determined that he or she is not entitled to be indemnified by us.

The statutory section cited above further specifies that any provisions for indemnification of or advances for expenses does not exclude other rights under our certificate of incorporation, bylaws, resolutions of our stockholders or disinterested directors, or otherwise. These indemnification provisions continue for a person who has ceased to be a director, officer, employee or agent of the corporation and inure to the benefit of the heirs, executors and administrators of such persons.

The statutory provision cited above also grants us the power to purchase and maintain insurance policies that protect any director, officer, employee or agent against any liability asserted against or incurred by him or her in such capacity arising out of his or her status as such. Such policies may provide for indemnification whether or not the corporation would otherwise have the power to provide for it.

At present, we do not maintain directors’ and officers’ liability insurance in order to limit the exposure to liability for indemnification of directors and officers, including liabilities under the Securities Act; however, we are in the process of obtaining such insurance.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of our company during the years ended December 31, 2020 and 2019; and (ii) each other individual that served as an executive officer of our company at the conclusion of the years ended December 31, 2020 and 2019 and who received more than $100,000 in the form of salary and bonus during such year. We have included the information for certain individuals who were employed and compensated by Alset International Limited or its subsidiaries. Such compensation was paid solely for services rendered to such subsidiary. For purposes of this Report, these individuals are collectively the “named executive officers” of our company.

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chan Heng Fai	2020							$473,468	$473,468
Chairman and Chief Executive Officer	2019
Lui Wai Leung Alan	2020	$122,534							$122,534
Co-Chief Financial Officer	2019	$119,666							$119,666
Rongguo Wei	2020	$116,184							$116,184
Co-Chief Financial Officer	2019	$118,800							$118,800
Charles MacKenzie	2020							$240,000	$240,000
Chief Development Officer (1)	2019							$240,000	$240,000

(1) Our Chief Development Officer Charles MacKenzie is compensated by a subsidiary of our company pursuant to a consulting agreement in connection with our subsidiary’s real estate projects. Mr. MacKenzie has served as our Chief Development Officer since December of 2019.

Employment and Consulting Agreements

On February 8, 2021, the Company and the Company’s subsidiary Hengfai Business Development Pte Ltd. entered into an Executive Employment Agreement (the “Employment Agreement”) with the Company’s Chairman and Chief Executive Officer, Chan Heng Fai. Pursuant to the Employment Agreement, Mr. Chan’s compensation will include a fixed salary of $1 per month and two bonus payments each year consisting of: (i) one payment equal to Five Percent (5%) of the growth in market capitalization the Company experiences in any year; and (ii) one payment equal to Five Percent (5%) of the growth in net asset value the Company experiences in any year. In each case, such payment is to be calculated within seven (7) days of December 31st of each year. Such bonus payments shall be paid in cash or the Company’s common stock, at the election of Mr. Chan. The term of the Employment Agreement ends on December 31, 2025.

Our Chief Development Officer Charles MacKenzie is compensated by a subsidiary of our company pursuant to a consulting agreement in connection with our subsidiary’s real estate projects.

Outstanding Equity Awards at Fiscal Year End

No stock options or other equity awards were granted to any of our named executive officers during the year ended December 31, 2020.

2018 Incentive Compensation Plan

Under our 2018 Incentive Compensation Plan (the “Plan”), adopted by our board of directors and holders of a majority of our outstanding shares of common stock in September 2018, 500,000 shares of common stock (subject to certain adjustments) are reserved for issuance upon exercise of stock options and grants of other equity awards. The Plan is designed to serve as an incentive for attracting and retaining qualified and motivated employees, officers, directors, consultants and other persons who provide services to us. The compensation committee of our board of directors administers and interprets the Plan and is authorized to grant stock options and other equity awards thereunder to all eligible employees of our company, including non-employee consultants to our company and directors.

The Plan provides for the granting of “incentive stock options” (as defined in Section 422 of the Code), non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards. Options may be granted under the Plan on such terms and at such prices as determined by the compensation committee of the board, except that the per share exercise price of the stock options cannot be less than the fair market value of our common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the stock option agreement, but all stock options must be exercised within ten years from the date of grant. Options granted under the Plan are not transferable other than by will or by the laws of descent and distribution. The compensation committee of the board has the authority to amend or terminate the Plan, provided that no amendment shall be made without stockholder approval if such stockholder approval is necessary to comply with any tax or regulatory requirement. Unless terminated sooner, the Plan will terminate ten years from its effective date. The Plan also provides that no participant may receive stock options or other awards under the Plan that in the aggregate equal more than 30% of all options or awards issued over the life of the Plan. To date, we have not issued any stock options to officers, directors or employees. The compensation committee intends to grant stock options to key employees and non-executive directors of our company.

Director Compensation

We intend to compensate each non-employee director through annual stock option grants and by paying a quarterly cash fee. Chan Heng Fai has been compensated by our subsidiary, Alset International, for his services as an officer and director of that company and Aileen Ang has been compensated by Alset International for her services as an officer. Our director Wong Tat Keung is currently compensated by Alset International for his services as a director of that company. Our board of directors will review director compensation annually and adjust it according to then current market conditions and good business practices.

On January 29, 2021, our Board of Directors, at the recommendation of the Compensation Committee of our Board of Directors, set the annual cash compensation for each member of our Board of Directors at $12,000 per year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of April 14, 2021, referred to in the table below as the “Beneficial Ownership Date,” by:

●
each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;

●
each member of our board of directors, director nominees and each of our named executive officers individually; and

●
all of our directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person (however, neither the stockholder nor the directors and officers listed below own any stock options or warrants to purchase shares of our common stock at the present time). The percentages of beneficial ownership are based on 8,580,000 shares of common stock outstanding as of the Beneficial Ownership Date.

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Address (1)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares
Chan Heng Fai (2)	6,380,000	74.4%
Lui Wai Leung Alan	0	0.00%
Rongguo Wei	0	0.00%
Ang Hay Kim Aileen	0	0.00%
Wong Tat Keung	0	0.00%
Robert Trapp
William Wu
Charles MacKenzie	0	0.00%
All Directors and Officers (8 individuals)	6,380,000	74.4%

(1)
Except as otherwise indicated, the address of each of the persons in this table is c/o Alset EHome International Inc., 4800 Montgomery Lane, Suite 210, Bethesda, Maryland 20814.

(2)
Represents shares of common stock owned of record by HFE Holdings Limited, of which Chan Heng Fai has sole voting and investment power with respect to such shares.

Change of Control

The Company is not aware of any arrangement which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Transactions with Related Persons

Our board of directors intends to adopt a written related person transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. Related persons include any executive officer, director or a holder of more than 5% of our common stock, including any of their immediate family members and any entity owned or controlled by such persons. Related person transactions refer to any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which (i) we were or are to be a participant, (ii) the amount involved exceeds $120,000, and (iii) a related person had or will have a direct or indirect material interest. Related person transactions include, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person, in each case subject to certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act.

We expect that the policy will provide that in any related person transaction, our audit committee and board of directors will consider all of the available material facts and circumstances of the transaction, including: the direct and indirect interests of the related persons; in the event the related person is a director (or immediate family member of a director or an entity with which a director is affiliated), the impact that the transaction will have on a director’s independence; the risks, costs and benefits of the transaction to us; and whether any alternative transactions or sources for comparable services or products are available. After considering all such facts and circumstances, our audit committee and board of directors will determine whether approval or ratification of the related person transaction is in our best interests. For example, if our audit committee determines that the proposed terms of a related person transaction are reasonable and at least as favorable as could have been obtained from unrelated third parties, it will recommend to our board of directors that such transaction be approved or ratified. In addition, if a related person transaction will compromise the independence of one of our directors, our audit committee may recommend that our board of directors reject the transaction if it could affect our ability to comply with securities laws and regulations or Nasdaq listing requirements.

Transactions and Relationships with Directors, Officers and 5% Stockholders

Personal Guarantees by Director

As of December 31, 2020 and 2019, a director of the Company had provided personal guarantees amounting to approximately $500,000 and $5,500,000, respectively, to secure external loans from financial institutions for the Company and its consolidated subsidiaries.

Cancellation of Shares

Pursuant to an agreement entered into by us on June 24, 2020 with our stockholders HFE Holdings Limited and Chan Heng Fai, HFE Holdings Limited surrendered 3,600,000 shares of our common stock to the treasury of our company, and Chan Heng Fai surrendered 1,000 shares of our common stock to the treasury of our company. All such shares were cancelled. No consideration was exchanged in connection with the surrender of these shares.

Purchase of Shares of Alset International Limited

On August 20, 2020, the Company acquired 30,000,000 common shares of Alset International Limited from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. This note was subsequently repaid.

Sale of GigWorld subsidiary to DSS Asia

On October 25, 2018, HIP, a wholly-owned subsidiary of GigWorld Inc., entered into an equity purchase agreement (the “HotApps Purchase Agreement”) with DSS Asia, a Hong Kong subsidiary of DSS International, pursuant to which HIP agreed to sell to DSS Asia all of the issued and outstanding shares of HotApps Information Technology Co. Ltd., also known as Guangzhou HotApps, a wholly-owned subsidiary of HIP. Guangzhou HotApps is primarily engaged in engineering work for software development, as well as, a number of outsourcing projects related to real estate and lighting. Chan Heng Fai is the CEO of DSS Asia and DSS International.

Sale of 18% of LiquidValue Asset Management Pte. Ltd.

On May 8, 2019, SeD Capital Pte. Ltd. entered into a sale and purchase agreement to sell 522,000 ordinary shares (representing approximately 18% of the ownership) in LiquidValue Asset Management Pte. Ltd. to LiquidValue Development Pte. Ltd. (“LVD”) for $46,190. Chan Heng Fai is the owner of LVD.

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

On October 16, 2020, GBM converted 4,293 shares of DSS Series A Preferred Stock having a par value of $0.02 per share in exchange for 662,500 restricted shares of DSS common stock based upon a liquidation value of $1,000 and a conversion price of $6.48 per share. Our ownership of DSS was 19.9% after the conversion.

Sale of iGalen International Inc. to an officer of the Company

On December 30, 2020, Health, Wealth Happiness Pte Ltd (“HWH Pte Ltd”), a 100% owned subsidiary of the Company, sold 530,000 shares (its 53% ownership) of iGalen International Inc., which owns 100% iGalen Inc., to an officer of the Company for $100.

Notes Payable

During the year ended on December 31, 2017, a director of the Company lent non-interest loans of $7,156,680, for the general operations of the Company. The loans are interest free, not tradable, unsecured, and repayable on demand. On October 15, 2018, a formal lending agreement between Alset International and Chan Heng Fai was executed. Under the agreement, Chan Heng Fai provides a lending credit limit of approximately $10 million for Alset International with interest rate 6% per annum for the outstanding borrowed amount, which commenced retroactively from January 1, 2018. The loans are not tradable, unsecured and repayable on demand. As of December 31, 2020 and 2019 the outstanding principal balance of the loan is $0 and $4,246,604, respectively. Interest started to accrue on January 1, 2018 at 6% per annum. During the years ended on December 31, 2020 and 2019, the interest expenses were $130,667 and $358,203, respectively. As of December 31, 2020 and 2019, the accrued interest total was $0 and $822,405, respectively. Chan Heng Fai provided interest-free due on demand advance to AEI for the general operations. On December 31, 2020 and 2019, the outstanding balance was $178,400. Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. On December 31, 2020 and 2019, the outstanding balance was $14,379.

On May 1, 2018, Rajen Manicka, CEO and one of the directors of iGalen International Inc., which holds 100% of iGalen Inc., provided a loan of approximately $367,246 to iGalen Inc. (the “2018 Rajen Manicka Loan”). The term of 2018 Rajen Manicka Loan is ten years. The 2018 Rajen Manicka Loan has an interest rate of 4.7% per annum. On March 8, March 27 and April 23, 2019, iGalen borrowed additional monies of $150,000, $30,000 and $50,000, respectively, from Rajen Manicka, total $230,000 (the “2019 Rajen Manicka Loan”). The 2019 Rajen Manicka Loan is interest free, not tradable, unsecured, and repayable on demand. As of December 31, 2019, the total outstanding principal balance of the loans was $546,397. During the years ended December 31, 2020 and 2019, the Company incurred $0 and $14,550 of interest expense, respectively. The Company accrued interest of $0 at December 31, 2020 and 2019. On December 30, 2020, Company’s subsidiary Health Wealth Happiness Pte. Ltd., sold its 53% interest in iGalen International to an officer of the Company.

On August 13, 2019, iGalen International Inc., which holds 100% of iGalen Inc., borrowed $250,000 from Decentralized Sharing Services, Inc., a company whose sole shareholder and director is Chan Heng Fai, our CEO. The term of the loan is 12 months, with an interest rate of 10% per annum. In addition, Decentralized Sharing Services, Inc. received the right to receive 3% of any revenue received by iGalen International Inc. for 99 years. During the year ended December 31, 2020 the Company incurred $9,729 of interest expense and $0 from the right to receive 3% of revenue. During the year ended December 31, 2019 the Company incurred $9,589 of interest expense and $0 from the right to receive 3% of revenue. The amount outstanding on the loan as of December 31, 2020 and 2019 was $0 and $250,000, respectively. The principal of $250,000 was paid off in June 2020.

On November 3, 2019, iGalen Inc. borrowed $160,000 from iGalen Funding Inc., a company whose directors and shareholders include two members of the Board of iGalen Inc. The term of the loan was 6 months, with an interest rate of 10% per annum. The expiration term was changed to due on demand after 6 months. The amount outstanding on the loan as of December 31, 2020 and 2019 was $0 and $160,000, respectively. The accrued interest was $0 and $2,542 as of December 31, 2020 and 2019, respectively. On January 24, 2017, SeD Capital Pte Ltd, a 100% owned subsidiary of Alset International lent $350,000 to iGalen. The term of the loan was two years, with an interest rate of 3% per annum for the first of year and 5% per annum for the second year. The expiration term was renewed as due on demand after two years with 5% per annum interest rate. As of December 31, 2020, the outstanding principle was $350,000 and accrued interest was $61,555. As of December 31, 2019, it was intercompany loan and was eliminated as an intercompany transaction.

Management Fees

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company's subsidiary LiquidValue Development, has had a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $15,000 with an additional $5,000 per month due upon the close of the sale to Houston LD, LLC. Since January of 2019, the Company has paid a monthly fee of $20,000 for these consulting services. The Company incurred expenses of $240,000 and $240,000 for the years ended December 31, 2020 and 2019, respectively, which were capitalized as part of Real Estate on the Company’s Consolidated Balance Sheet, as the services relate to property and project management. As of December 31, 2020 and 2019 the Company owed $0 to this entity.

Consulting Services

A law firm owned by Conn Flanigan, a Director of LiquidValue Development, performs consulting services to LiquidValue Development and certain other subsidiaries of the Company. The Company incurred expenses of $12,645 and $52,723 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019 there was no outstanding balance due to this entity.

Rajen Manicka, the CEO of Holista CollTech and Co-founder of iGalen International Inc., performs consulting services for iGalen Inc. iGalen Inc. incurred expenses of $0 and $240,000 for the years ended December 31, 2020 and 2019, respectively. On December 31, 2020 and 2019, iGalen owed this related party fees for consulting services in the amount of $0 and $671,403, respectively. The Consulting service with Rajen Manicka was terminated on December 31, 2019.

Chan Tung Moe, the consultant engaged with the Company through Pop Motion Consulting Pte. Ltd., is the son of Chan Heng Fai, a director and the CEO of the Company. In August of 2020 this consulting agreement was terminated, and Chan Tung Moe became an employee of Alset International as Chief Development Officer. The Company incurred expense of $140,758 and $239,599 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company owed Pop Motion consulting fee of $0 and $118,288, respectively.

iGalen Inc. Affiliates

iGalen Philippines and iGalen SDN are related party entities which are owned by Dr. Rajen Manicka and are not owned by the Company. iGalen Inc. provides use of its platform to collect sale revenue and payment of expenses for these entities without service fees. On December 31, 2019, iGalen owed $342,695 to iGalen Philippines. iGalen was transferred to an officer of the Company as of December 30, 2020 with all its liabilities. iGalen SDN had a consulting agreement to provide accounting, administration and other logistic services to iGalen with a monthly fee $4,000. This agreement was terminated on December 31, 2019. The Company incurred expenses of $0 and $48,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2019, iGalen SDN owed iGalen $74,331. Medi Botanics Sdn Bhd, a subsidiary of Holista CollTech, is only raw material and product suppliers of iGalen. Dr. Rajen Manicka is the controlling shareholder and a director of both Medi Botanics Sdn Bhd and Holista CollTech. Medi Botanics Sdn Bhd supplied $0 and $480,821 raw materials and products to iGalen in the years ended December 31, 2020 and 2019, respectively. On December 31, 2019, iGalen owed $956,300 to this entity.

Investment in the Global Opportunity Fund

On February 1, 2017, the Company invested $300,000 in Global Opportunity Fund (“Fund”), a mutual fund registered in the Cayman Islands and Chan Heng Fai is one of the directors of this fund. This Fund was closed during November 2019 and is being liquidated. LiquidValue Asset Management Pte. Ltd., one of the subsidiaries of the Company, is the investment manager of the Fund and receives a management fee from the Fund at 2% per annum of the aggregated net asset value of the investments and a performance fee of 20%. As of December 31, 2019, the Company recorded a receivable $307,944 from the Global Opportunity Fund. In the years ended on December 31, 2020 and 2019, the management fee and performance fee charged to the Fund were $0 and $4,894, respectively. On December 31, 2020 and 2019, the Fund owed accrued management and performance fee receivable $0 and $15,484 respectively. On January 23, 2020, the Company received $307,944 as a result of the liquidation of Global Opportunity Fund.

Note Receivable from a Related Party Company

On March 2, 2020 LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received a $200,000 Promissory Note from American Medical REIT Inc. (“AMRE”), a company which is 36.1% owned by LiquidValue. Chan Heng Fai and Chan Tung Moe from Alset International are directors of American Medical REIT Inc. The note carries interests of 8% and is payable in two years. LiquidValue also received warrants to purchase AMRE shares at the Exercise Price $5.00 per share. The amount of the warrants equals to the note principle divided by the Exercise Price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the Exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. As of December 31, 2020, the fair market value of the warrants was $0. The Company accrued $13,431 interest expenses as of December 31, 2020.

Warrants Exercised by DSS

On June 30, 2020, the Company received a deposit of $1,264,244 from Document Security Systems, Inc. for a warrant exercise to acquire 44,005,182 shares of Alset International at a price approximately $0.03 per share. The transaction was closed in July 2020. Chan Heng Fai, our CEO, Chairman of our Board and controlling shareholder, is also Chairman of the Board of Document Security Systems, Inc. and a significant shareholder of Document Security Systems, Inc.

Indemnification Agreements

We intend to enter into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. See “Indemnification of Directors and Executive Officers.”

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2020 and December 31, 2019:

	Year Ended December 31, 2020	Year Ended December 31, 2019

Audit Fees	$158,500	$166,600
Audit-Related Fees	$0	$37,991
Tax Fees	$0	$0
All Other Fees	$38,000	$20,000
Total	$196,500	$224,591

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2020 and December 31, 2019 for the audit of our financial statements and review of our Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2020 and December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) List of Consolidated Financial Statements included in Part II hereof:

Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this Report or incorporated by reference:

Exhibit No.	Description
1.1
Underwriting Agreement, dated November 23, 2020, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2020.

3.1
Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

3.2
Bylaws of HF Enterprises Inc.Bylaws of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

3.3
Second Amended and Restated Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

3.4
Third Amended and Restated Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.

3.5
Certificate of Merger. Certificate of Merger, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021.

4.1	Form of Representative’s Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2020.
4.4	Description of Capital Stock
10.1
HF Enterprises Inc. 2018 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.2
Form of Lot Purchase Agreement for Ballenger Run, by and between SeD Maryland Development, LLC and NVR, Inc. d/b/a Ryan Homes, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.3
Management Agreement, entered into as of July 15, 2015, by and between SeD Maryland Development, LLC and SeD Development Management, LLC, incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.4
Amended and Restated Limited Liability Company Agreement of SeD Maryland Development, LLC, dated as of September 16, 2015, by and between SeD Ballenger, LLC and CNQC Maryland Development LLC, incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.5
Consulting Services Agreement, dated as of May 1, 2017, by and between SeD Development Management LLC and MacKenzie Equity Partners LLC, incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.6
Project Development and Management Agreement, dated as of February 25, 2015, by and among MacKenzie Development Company, LLC, Cavalier Development Group, LLC and SeD Maryland Development, LLC, incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.7
Assignment and Assumption Agreement, dated as of September 15, 2017, by and between MacKenzie Development Company, LLC and Adams-Aumiller Properties, LLC, incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.8
Construction Loan Agreement, dated as of November 23, 2015, by and between SeD Maryland Development, LLC and The Bank of Hampton Roads, incorporated herein by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.9
Loan Modification Commitment Letter, dated as of July 27, 2017, from Xenith Bank, f/k/a The Bank of Hampton Roads to SeD Maryland Development, LLC, incorporated herein by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.10
Loan Modification Commitment Letter, dated as of August 30, 2017, from Xenith Bank, f/k/a The Bank of Hampton Roads to SeD Maryland Development, LLC, incorporated herein by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.11
Third Loan Modification Agreement, dated as of September 18, 2017, by and among SeD Maryland Development, LLC, SeD Ballenger, LLC, and Xenith Bank, f/k/a The Bank of Hampton Roads, incorporated herein by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.12
Stock Purchase Agreement, dated as of October 1, 2018, by and between HF Enterprises Inc. and Heng Fai Chan as the sole shareholder of Hengfai International Pte. Ltd, incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.13
Stock Purchase Agreement, dated as of October 1, 2018, by and between HF Enterprises Inc. and Heng Fai Chan as the sole shareholder of Global eHealth Limited, incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.14
Stock Purchase Agreement, dated as of October 1, 2018, by and between HF Enterprises Inc. and Heng Fai Chan as the sole shareholder of Heng Fai Enterprises Pte. Ltd., incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.15
Purchase and Sale Agreement, by and among 150 CCM Black Oak, Ltd. and Houston LD, LLC, dated as of July 3, 2018, incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.16
Amended and Restated Purchase and Sale Agreement, by and among 150 CCM Black Oak, Ltd. and Houston LD, LLC, dated as of October 12, 2018, incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.17
Amendment to Project Development and Management Agreement for Ballenger Run PUD, dated as of October 16, 2019 by and between Adams-Aumiller Properties, LLC and Cavalier Development Group, LLC, incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.18
Development Loan Agreement, dated as of April 17, 2019, by and between SeD Maryland Development, LLC and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.19
Term Sheet, dated as of March 3, 2020, by and among DSS Securities, Inc., LiquidValue Asset Management Pte Ltd., AMRE Asset Management Inc. and American Medical REIT Inc., incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.

10.20
Stockholders’ Agreement, dated as of March 3, 2020, by and among AMRE Asset Management Inc., AMRE Tennessee, LLC, LiquidValue Asset Management Pte Ltd., and DSS Securities, Inc.,  incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.

10.21
Term Sheet, dated as of March 12, 2020, by and between Document Security Systems, Inc., DSS BioHealth Security Inc., Global BioMedical Pte Ltd and Impact BioMedical Inc., incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.

10.22
Share Exchange Agreement among Singapore eDevelopment Limited, Global BioMedical Pte Ltd., Document Security Systems, Inc. and DSS BioHealth Security Inc. dated as of April 27, 2020, incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.

10.23
Loan Agreement, dated as of June 18, 2020, by and between SeD Home & REITs Inc. and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.

10.24
Promissory Note from HF Enterprises Inc. to Chan Heng Fai, dated as of August 20, 2020, incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 18, 2020.

10.25
Binding Term Sheet on Share Exchange Transaction Among HF Enterprises Inc. and Mr. Chan Heng Fai Ambrose, dated January 4, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2021.

10.26
Executive Employment Agreement, by and between Alset EHome International Inc., Hengfai Business Development Pte Ltd. and Chan Heng Fai, dated as of February 8, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2021.

10.27
Securities Purchase Agreement By and Among Alset EHome International Inc., Chan Heng Fai Ambrose, True Partners International Limited, LiquidValue Development Pte Ltd. and American Pacific Bancorp, Inc. dated March 12, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.

10.28
2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $28,363,966.42, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.

10.29
2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $173,394.87, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.

10.30
2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $6,729,629.29, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.

10.31
2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $28,653,138.00, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.

14.1	Code of Conduct, incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
14.2
Code of Ethics for the CEO and Senior Financial Officers, incorporated herein by reference to Exhibit 14.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

21*	Subsidiaries of the Company.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alset EHome International Inc.

Dated: April 14, 2021	By:	/s/ Rongguo (Ronald) Wei
Name: Rongguo (Ronald) Wei
Title: Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Chief Executive Officer, Director	April 14, 2021
Chan Heng Fai	(Principal Executive Officer)

/s/ Lui Wai Leung Alan	Co-Chief Financial Officer	April 14, 2021
Lui Wai Leung Alan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	April 14, 2021
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ang Hay Kim Aileen	Executive Director	April 14, 2021
Ang Hay Kim Aileen

/s/ Wong Tat Keung	Director	April 14, 2021
Wong Tat Keung

/s/ Robert Trapp	Director	April 14, 2021
Robert Trapp

/s/ William Wu	Director	April 14, 2021
William Wu