Form 10-Q
period 2021-03-31
Alset EHome International Inc.
filed 2021-05-24
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 24, 2021, there were 8,511,637 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

Alset EHome International Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
		(As Combined)
Assets:
Current Assets:
Cash	$20,368,692	$24,465,923
Restricted Cash	8,636,391	6,769,533
Account Receivables, Net	1,062,278	1,366,194
Other Receivables	687,120	644,576
Note Receivables - Related Parties	669,561	649,569
Prepaid Expenses	2,894,258	1,470,680
Inventory	8,956	90,068
Investment in Securities at Fair Value	52,164,652	49,172,457
Investment in Securities at Cost	99,997	280,516
Deposits	25,528	47,019
Total Current Assets	86,617,433	84,956,535

Real Estate
Rental Properties	2,161,680	-
Properties under Development	18,104,033	20,505,591
Operating Lease Right-Of-Use Asset	722,507	574,754
Deposit	271,167	249,676
Loan Receivable - Related Parties	840,000	840,000
Property and Equipment, Net	81,169	85,365
Total Assets	$108,797,989	$107,211,921

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,388,448	$1,670,320
Accrued Interest - Related Parties	41,239	-
Deferred Revenue	3,430,893	2,867,226
Builder Deposits	928,565	1,262,336
Operating Lease Liability	51,686	381,412
Notes Payable	238,935	172,706
Notes Payable - Related Parties	14,837,252	2,350,031
Total Current Liabilities	21,917,018	8,704,031

Long-Term Liabilities:
Operating Lease Liability	684,875	193,342
Note Payable, Net of Discount	651,034	636,362
Total Liabilities	23,252,927	9,533,735

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value; 20,000,000 shares authorized; 8,580,000 and 8,570,000 shares issued and outstanding on March 31, 2021 and December 31, 2020, respectively	8,580	8,570
Additional Paid In Capital	101,799,367	102,339,666
Accumulated Other Comprehensive Income	1,092,609	2,143,338
Accumulated Deficit	(51,029,349)	(44,793,713)
Total Alset EHome International Stockholders’ Equity	51,871,207	59,697,861
Non-controlling Interests	33,673,855	37,980,325
Total Stockholders’ Equity	85,545,062	97,678,186

Total Liabilities and Stockholders’ Equity	$108,797,989	$107,211,921

See accompanying notes to consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
Revenue		(As Combined)
Property Sales	$3,894,131	$2,954,389
Biohealth Product Sales	1,712,783	10,782
Total Revenue	5,606,914	2,965,171
Operating Expenses
Cost of Sales	3,697,854	2,383,703
General and Administrative	2,312,505	1,001,850
Inventory Written Off	-	2,009
Total Operating Expenses	6,010,359	3,387,562

Operating Losses From Operations	(403,445)	(422,391)

Other Income (Expense)
Interest Income	30,632	19,415
Interest Expense	(53,582)	(60,931)
Foreign Exchange Transaction Gain	1,462,697	2,260,482
Unrealized (Loss) Gain on Securities Investment	(9,535,009)	458,422
Realized Loss on Securities Investment	(258,245)	-
Loss on Investment on Security by Equity Method	(24,847)	-
Finance Costs	(582,868)	(4,903)
Other Income	11,256	5,471
Total Other (Expense) Income, Net	(8,949,966)	2,677,956

Net (Loss) Income Before Income Taxes	(9,353,411)	2,255,565

Income Tax	(451,337)	-

Net (Loss) Income	(9,804,748)	2,255,565

Net (Loss) Income Attributable to Non-Controlling Interest	(3,569,112)	636,703

Net (Loss) Income Attributable to Common Stockholders	$(6,235,636)	$1,618,862

Other Comprehensive Loss, Net
Unrealized Loss on Securities Investment	(1,987)	(12,599)
Foreign Currency Translation Adjustment	(1,769,440)	(1,674,021)
Comprehensive (Loss) Income	(11,576,175)	568,945

Comprehensive (Loss) Income Attributable to Non-controlling Interests	(4,328,924)	53,133

Comprehensive (Loss) Income Attributable to Common Stockholders	$(7,247,251)	$515,812

Net (Loss) Income Per Share - Basic and Diluted	$(0.73)	$0.16

Weighted Average Common Shares Outstanding - Basic and Diluted	8,572,222	10,001,000

See accompanying notes to consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2021

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other		Total Alset EHome International	Non-	Total
	Shares	Par Value $0.001	Shares	Par Value $0.001	Paid in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity
Balance at January 1, 2021 (As Combined)			8,570,000	$8,570	$102,339,666	$2,143,338	$(44,793,713)	$59,697,861	$37,980,325	$97,678,186

Issuance of Stock for Services	-	-	10,000	10	60,890	-	-	60,900	-	60,900

Transactions under Common Control	-	-	-	-	(57,190,499)	-	-	(57,190,499)	-	(57,190,499)

Sale of Vivacitas to Related Party	-	-	-	-	2,279,872	-	-	2,279,872	-	2,279,872

Purchase Stock of True Partner from Related Party	-	-	-	-	3,274,060	-	-	3,274,060	-	3,274,060

Beneficial Conversion Feature	-	-	-	-	50,770,192	-	-	50,770,192	-	50,770,192

Subsidiary’s Issuance of Stock	-	-	-	-	46,099	-	-	46,099	34,677	80,776

Proceeds from Selling Subsidiary Equity	-	-	-	-	142,675	-	-	142,675	107,325	250,000

Change in Non-Controlling Interest	-	-	-	-	76,412	(39,067)	-	37,345	(37,345)	-

Change in Unrealized Gain on Investment	-	-	-	-	-	(1,135)	-	(1,135)	(852)	(1,987)

Foreign Currency Translations	-	-	-	-	-	(1,010,527)	-	(1,010,527)	(758,913)	(1,769,440)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	(82,250)	(82,250)

Net Loss	-	-	-	-	-	-	(6,235,636)	(6,235,636)	(3,569,112)	(9,804,748)

Balance at March 31, 2021			8,580,000	$8,580	$101,799,367	$1,092,609	$(51,029,349)	$51,871,207	$33,673,855	$85,545,062

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Other		Total Alset EHome International	Non-	Total
	Shares	Par Value $0.001	Shares	Par Value $0.001	Paid in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity
Balance at January 1, 2020 (As Combined)			10,001,000	$10,001	$57,924,795	$1,458,289	$(41,973,373)	$17,419,712	$7,024,783	$24,444,495

Subsidiary’s Issuance of Stock	-	-	-	-	1,929,765	-	-	1,929,765	302,726	2,232,491

Proceeds from Selling Subsidiary Equity	-	-	-	-	3,270	-	-	3,270	1,730	5,000

Change in Unrealized Loss on Investment	-	-	-	-	-	(8,240)	-	(8,240)	(4,359)	(12,599)

Foreign Currency Translations	-	-	-	-	-	(1,094,810)	-	(1,094,810)	(579,211)	(1,674,021)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-		(197,400)	(197,400)

Net Income	-	-	-	-	-	-	1,626,062	1,626,062	629,502	2,255,564

Balance at March 31, 2020 (As Combined)			10,001,000	$10,001	$59,857,830	$355,239	$(40,347,311)	$19,875,760	$7,177,771	$27,053,530

See accompanying notes to consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
		(As Combined)
Cash Flows from Operating Activities
Net Income (Loss) from Operations	$(9,804,748)	$2,255,565
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation	7,873	5,942
Amortization of Right -Of - Use Asset	81,013	70,671
Amortization of Debt Discount	553,961	-
Shared-based Compensation	134,192	-
Foreign Exchange Transaction Gain	(1,462,697)	(2,296,128)
Unrealized Loss (Gain) on Securities Investment	9,548,251	(458,426)
Loss on Equity Method Investment	24,847	-
Changes in Operating Assets and Liabilities
Real Estate	441,764	15,952
Account Receivables	203,816	342,575
Prepaid Expense	(1,458,620)	(40,805)
Trading Securities	(2,452,754)
Inventory	77,709	(20,590)
Accounts Payable and Accrued Expenses	596,355	231,421
Accrued Interest - Related Parties	41,239	19,634
Deferred Revenue	563,667	50,270
Operating Lease Liability	(66,954)	(73,668)
Builder Deposits	(333,771)	(285,010)
Net Cash Used in Operating Activities	(3,304,857)	(182,597)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(3,767)	(1,386)
Proceeds from Global Opportunity Fund Liquidation	-	303,349
Purchase of Investment Securities	(108,208)	-
Sales of Investment Securities to Related Party	2,480,000	-
Promissory Note to Related Party	(15,489)	(200,000)
Net Cash Provided by Investing Activities	2,352,536	101,963

Cash Flows from Financing Activities
Proceeds from Exercise of Subsidiary Warrants	7,484	-
Proceeds from Sale of Subsidiary Shares	250,000	2,210,491
Borrowing from PPP Loan	68,502	-
Distribution to Non-controlling Interest Shareholders	(82,250)	(197,400)
Net Proceeds from (Repayment to) Notes Payable - Related Parties	(1,200,000)	17,501
Net Cash (Used in) Provided by Financing Activities	(956,264)	2,030,592

Net Increase in Cash and Restricted Cash	(1,908,585)	1,949,958
Effects of Foreign Exchange Rates on Cash	(321,788)	(39,411)
Cash and Restricted Cash - Beginning of Year	31,235,456	8,039,433
Cash and Restricted Cash- End of Period	$29,005,083	$9,949,980

Supplementary Cash Flow Information
Cash Paid for Interest	$6,627	$4,181
Cash Paid for Taxes	$451,410	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized Gain on Investment	$(1,987)	$-
Initial Recognition of ROU / Lease Liability	$256,928	$-
Acquiring True Partner Stock	$10,003,689	$-
Sales of Investment in Vivacitas to Related Party	$2,279,872	$-
Transactions under Common Control	$57,190,499	$-
Beneficial Conversion Feature	$(50,770,192)	$-

See accompanying notes to consolidated unaudited financial statements.

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim periods or for any other future years. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020 filed on April 14, 2021.

The consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of March 31, 2021 and December 31, 2020, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under AEI	State or other jurisdiction of incorporation or organization	March 31, 2021		December 31, 2020
		%		%
Hengfai International Pte. Ltd	Singapore	100		100
Hengfai Business Development Pte. Ltd	Singapore	100		100
Heng Fai Enterprises Pte. Ltd.	Singapore	-		100
Global eHealth Limited	Hong Kong	100		100
Alset International Inc. (f.k.a. Singapore eDevelopment Limited)	Singapore	57.1		57.1
Singapore Construction & Development Pte. Ltd.	Singapore	57.1		57.1
Art eStudio Pte. Ltd.	Singapore	29.1	*	29.1	*
Singapore Construction Pte. Ltd.	Singapore	57.1		57.1
Global BioMedical Pte. Ltd.	Singapore	57.1		57.1
Alset Innovation Pte. Ltd. (f.k.a. SeD Investment Pte. Ltd.)	Singapore	57.1		57.1
Health Wealth Happiness Pte. Ltd.	Singapore	57.1		57.1
SeD Capital Pte. Ltd.	Singapore	57.1		57.1
LiquidValue Asset Management Pte. Ltd. (f.k.a. HengFai Asset Management Pte. Ltd.)	Singapore	64.8		46.9	*
SeD Home Limited	Hong Kong	57.1		57.1
SeD Management Pte. Ltd. (f.k.a. SeD Reits Management Pte. Ltd.)	Singapore	57.1		57.1
Global TechFund of Fund Pte. Ltd.	Singapore	57.1		57.1
Singapore eChainLogistic Pte. Ltd.	Singapore	57.1		57.1
BMI Capital Partners International Limited.	Hong Kong	57.1		57.1
SeD Perth Pty. Ltd.	Australia	57.1		57.1
SeD Intelligent Home Inc. (f.k.a SeD Home International, Inc.)	United States of America	57.1		57.1

LiquidValue Development Inc. (f.k.a. SeD Intelligent Home Inc.)	United States of America	57.1		57.1
Alset EHome Inc. (f.k.a. Alset iHome Inc., SeD Home & REITs Inc. and SeD Home, Inc.)	United States of America	57.1		57.1
SeD USA, LLC	United States of America	57.1		57.1
150 Black Oak GP, Inc.	United States of America	57.1		57.1
SeD Development USA Inc.	United States of America	57.1		57.1
150 CCM Black Oak, Ltd.	United States of America	57.1		57.1
SeD Texas Home, LLC	United States of America	57.1		57.1
SeD Ballenger, LLC	United States of America	57.1		57.1
SeD Maryland Development, LLC	United States of America	47.7	*	47.8	*
SeD Development Management, LLC	United States of America	48.5	*	48.6	*
SeD Builder, LLC	United States of America	57.1		57.1
GigWorld Inc. (f.k.a. HotApp Blockchain Inc.)	United States of America	56.9		57.0
HotApp BlockChain Pte. Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	56.9		57.0
HotApp International Limited	Hong Kong	56.9		57.0
HWH International, Inc.	United States of America	57.1		57.1
Health Wealth & Happiness Inc.	United States of America	57.1		57.1
HWH Multi-Strategy Investment, Inc.	United States of America	57.1		57.1
SeDHome Rental Inc	United States of America	57.1		57.1
SeD REIT Inc.	United States of America	57.1		57.1
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	United States of America	56.9		57.0
HWH World Inc.	United States of America	56.9		57.0
HWH World Pte. Ltd.	Singapore	56.9		57.0
UBeauty Limited	Hong Kong	57.1		57.1
WeBeauty Korea Inc	Korea	57.1		57.1
HWH World Limited	Hong Kong	57.1		57.1
HWH World Inc.	Korea	57.1		57.1
Alset BioHealth Pte. Ltd.	Singapore	57.1		57.1
Alset Energy Pte. Ltd.	Singapore	57.1		57.1
Alset Payment Inc.	United States of America	57.1		57.1
Alset World Pte. Ltd.	Singapore	57.1		57.1
BioHealth Water Inc.	United States of America	57.1		57.1
Impact BioHealth Pte. Ltd.	Singapore	57.1		57.1
American Home REIT Inc.	United States of America	64.8		46.9	*
Alset Solar Inc.	United States of America	45.7	*	45.7	*
HWH KOR Inc.	United States of America	57.1		57.1
Open House Inc.	United States of America	57.1		57.1
Open Rental Inc.	United States of America	57.1		57.1
Hapi Cafe Inc. (Nevada)	United States of America	57.1		57.1
Global Solar REIT Inc.	United States of America	57.1		57.1
OpenBiz Inc.	United States of America	57.1		57.1
Hapi Cafe Inc. (Texas)	United States of America	100		100
HWH (S) Pte. Ltd.	Singapore	57.1		-
American Pacific Bancorp Inc.	United States of America	86.44		-
Hengfeng Finance Limited	Hong Kong	86.44		-
Decentralize Finance Inc.	United States of America	86.44		-
True Partner International Limited	Hong Kong	100		-
LiquidValue Development Pte. Ltd.	Singapore	100		-
LiquidValue Development Limited.	Hong Kong	100		-

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

Transactions between Entities under Common Control

On March 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, for four proposed transactions, consisting of (i) purchase of certain warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International Limited (“Alset International”), which was valued at $28,363,966; (ii) purchase of all of the issued and outstanding stock of LiquidValue Development Pte Ltd. (“LVD”), which was valued at $173,395; (iii) purchase of 62,122,908 ordinary shares in True Partner Capital Holding Limited (HKG: 8657) (“True Partner”), which was valued at $6,729,629; and (iv) purchase of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”), which was valued at $28,653,138. The total amount of above four transactions was $63,920,129, payable on the Closing Date by the Company, in the convertible promissory notes (“Alset CPNs”), which, subject to the terms and conditions of the Alset CPNs and the Company’s shareholder approval, shall be convertible into shares of the Company’s common stock (“AEI Common Stock”), par value $0.001 per share, at the conversion price of AEI’s Stock Market Price. AEI’s Stock Market Price shall be $5.59 per share, equivalent to the average of the five closing per share prices of AEI’s Common Stock preceding January 4, 2021 as quoted by Bloomberg L.P. The above four acquisitions from Chan Heng Fai are transactions between entities under common control.

The common control transactions resulted in the following basis of accounting for the financial reporting periods:

●	The acquisitions of the Warrants and True Partner stock were accounted for prospectively as of March 12, 2021 and they did not represent a change in reporting entity.
●

The acquisitions of LVD and APB were under common control and is consolidated in accordance with ASC 850-50. The consolidated financial statements were retrospectively adjusted for the acquisition of LVD and APB, and the operating results of LVD and APB as of January 1, 2020 for comparative purposes.

AEI stock price was $10.03 on March 12, 2021, the commitment date. The Beneficial Conversion Feature (“BCF”) intrinsic value was $50,770,192 for the four convertible promissory notes and was recorded as debt discount of convertible notes after these transactions. The debt discount attributable to the BCF is amortized over period from issuance to the date that the debt becomes convertible using the effective interest method. If the debt is converted, the discounted is amortized to finance cost in full immediately. As of March 31, 2021, the promissory notes net of debt discount were $13,695,853 and accrued interest was $41,239. During the three months ended on March 31, 2021, the amortized debt discount recorded as finance cost was $545,916.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund is required to remain as collateral for the loan until the loan is paid off in full and the loan agreement is terminated. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The fund in the escrow account is specifically used for the payment of the loan from M&T Bank. The fund is required to remain in the escrow account for the loan payment until the loan agreement terminates. As of March 31, 2021 and December 31, 2020, the total balance of these two accounts was $8,099,097 and $5,729,067, respectively.

As a condition to the loan agreement with National Australian Bank Limited in conjunction with the Perth project, an Australian real estate development project, the Company is required to maintain Australian Dollar 50,000, in a non-interest-bearing account. As of March 31, 2021 and December 31, 2020, the account balance was $38,043 and $38,550, respectively. These funds will remain as collateral for the loans until paid in full.

The Company puts money into brokerage accounts specifically for equity investment. As of March 31, 2021 and December 31, 2020, the cash balance in these brokerage accounts was $499,251 and $1,001,916, respectively.

Account Receivables and Allowance for Doubtful Accounts

Account receivables is stated at amounts due from buyers, contractors, and all third parties, net of an allowance for doubtful accounts. As of March 31, 2021 and December 31, 2020, the balance of account receivables was $1,062,278 and $1,366,194, respectively. Approximately $0.9 million and $1.3 million of account receivables as of March 31, 2021 and December 31, 2020, respectively, was from DSS with a merchant agreement, under which the Company uses DSS credit card platform to collect money from our direct sales.

The Company monitors its account receivables balances monthly to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to estimate its allowance for doubtful account receivables. The Company’s allowance for doubtful accounts represents an estimate of the losses expected to be incurred based on specifically identified accounts as well as nonspecific amount, when determined appropriate. Generally, the amount of the allowance is primarily decided by division management’s historical experience, the delinquency trends, the resolution rates, the aging of receivables, the credit quality indicators and financial health of specific customers. As of March 31, 2021 and December 31, 2020, the allowance was $0.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of March 31, 2021 and December 31, 2020, inventory consisted of finished goods from HWH World Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

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

The Company accounts for certain of its investments in equity securities in accordance with ASU 2016-01 Financial Instruments—Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In accordance with ASU 2016-01, the Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Amarantus BioScience Holdings (“AMBS”) and Ture Partner Capital Holding Limited (“True Partner”) are publicly traded companies. The Company does not have significant influence over AMBS and True Partner, as the Company is the beneficial owner of approximately 5.4% of the common shares of AMBS and 15.5% of True Partner. The stock’s fair value is determined by quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. Holista CollTech Limited (“Holista”), Document Securities Systems Inc. (“DSS”), OptimumBank Holdings, Inc. (“OptimumBank”) and American Premium Water Corp (“APW”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or elect fair value accounting.

●	The Company has significant influence over DSS. As of March 31, 2021 and December 31, 2020, the Company owned the common stock of DSS and 42,575 shares of preferred stock, which could covert to 6,570,216 common shares, subject to a 19.9% beneficial ownership conversion limitation (a so-called “blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries. Our CEO is a Stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, the son of Chan Heng Fai, is also a director of DSS.

●	The Company has significant influence over Holista as the Company and its CEO are the beneficial owner of approximately 16.8% of the outstanding shares of Holista and our CEO holds a position on Holista’s Board of Directors.

●	The Company has significant influence over OptimumBank. Our CEO is the beneficial owner of approximately 3.9% of the outstanding shares of OptimumBank and holds a position on OptimumBank’s Board of Directors.

●

The Company has significant influence over APW as the Company is the beneficial owner of approximately 8.7% of the common shares of APW and one officer from the Company holds a director position on APW’s Board of Directors.

The Company invested $50,000 in a convertible promissory note of Sharing Services, Inc. (“Sharing Services Convertible Note”), a company quoted on the US OTC market. The value of the convertible note was estimated by management using a Black-Scholes valuation model. The fair value of the note was $64,991 and $66,978 on March 31, 2021 and December 31, 2020, respectively.

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of March 31, 2021, the Management estimated that the fair value of the note to be $88,599, the initial transaction price.

On March 2, 2020, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private startup company, in conjunction with the Company lending a $200,000 promissory note. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of March 31, 2021 and December 31, 2020, AMRE was a private company. Based on management’s analysis, the fair value of the AMRE warrants and the stock option was $0 as of March 31, 2021 and December 31, 2020.

The Company held a stock option to purchase 250,000 shares of Vivacitas common stock at $1 per share at any time prior to the date of a public offering by Vivacitas. As of December 31, 2020, Vivacitas was a private company. Based on management’s analysis, the fair value of the Vivacitas stock option was $0 as of December 31, 2020. On March 18, 2021 the Company sold the subsidiary holding the ownership in Vivacitas to an indirect subsidiary of DSS. For further details on this transaction, refer to Note 9 - Related Party Transactions, Sale of Investment in Vivacitas to DSS.

In the first quarter of 2021, the Company subsidiaries established a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. During the three months ended March 31, 2021, the Company incurred approximately $4.6 million in purchase of trading securities, received approximately $1.9 million for sale and $285,245 was recognized as realized loss on securities investment.

Investment Securities at Cost

The Company had an equity holding in Vivacitas Oncology Inc. (“Vivacitas”), a private company that is currently not listed on an exchange. Vivacitas was acquired after the adoption of ASU 2016-01. The Company applied ASC 321, Investments – Equity Securities, and elected the measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the practical expedient in ASC 820 to estimate fair value using the NAV per share. Under the alternative, we measure Vivacitas at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Ownership in Vivacitas was sold on March 18, 2021 at the price of $2,480,000 to DSS. The difference of $2,279,872 between the selling price and our original investment cost was recorded as additional paid capital considering a related party transaction. For further details on this transaction, refer to Note 9 – Related Party Transactions.

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

On September 30, 2020, the Company acquired 20,000 shares, approximately 19% ownership, from Hyten Global (Thailand) Co., Ltd (“Hyten”), a private company, at a purchase price of $42,562. Hyten is a direct sales company in Thailand. The Company does not have significant influence over Hyten and applied ASC 321 and measured Hyten at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

In the first quarter of 2021, the Company invested $19,609 in K Beauty Research Lab Co., Ltd (“K Beauty”) for 18% ownership. K Beauty was established for sourcing, developing and producing variety of Korea-made beauty products as well as Korea - originated beauty contents for the purpose of distribution to HWH’s membership distribution channel.

There has been no indication of impairment or changes in observable prices via transactions of similar securities and investments are still carried at cost.

Investment Securities under Equity Method Accounting

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 36.1% of American Medical REIT Inc. (“AMRE”), a startup REIT company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. LiquidValue did not invest equity but provided a loan to AMRE (for further details on this transaction, refer to Note 9, Related Party Transactions). On balance sheet, the prorate loss from AMRE was recorded as a liability, accumulated losses on equity method investment. During three months ended March 31, 2021 and 2020, the investment losses from AMRE were $24,847 and $0, respectively. As of March 31, 2021 and December 31, 2020, the accumulated losses on equity method investment were $290,776 and $265,929, respectively.

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

The Company capitalized construction costs of approximately $1.2 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively.

The Company’s policy is to obtain an independent third-party valuation for each major project in the United States as part of our assessment of identifying potential triggering events for impairment. Management may use the market comparison method to value other relatively small projects, such as the project in Perth, Australia. In addition to the annual assessment of potential triggering events in accordance with ASC 360 – Property Plant and Equipment (“ASC 360”), the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

The Company did not record impairment on any of its projects during the three months ended on March 31, 2021 and 2020.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. On March 15, 2021 Alset EHome, Inc. signed twenty separate Purchase Agreements, to acquire 20 homes in Montgomery County, Texas. On March 31, 2021, the first batch of 10 homes was closed with the purchase cost of $2,161,680. All of these purchased homes are properties of our rental business.

Revenue Recognition and Cost of Sales

ASC 606 - Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The Company adopted this new standard on January 1, 2018 under the modified retrospective method. The adoption of this new standard did not have a material effect on our financial statements.

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

The following represents the Company’s revenue recognition policies by Segments:

Property Development

Property Sales

The Company’s main business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger and Black Oak projects, which represented approximately 69% and 100%, respectively, of the Company’s revenue in the three months ended on March 31, 2021 and 2020, is as follows:

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

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to realize the revenue more quickly. The selling prices range from $3,000 to $4,500 per home depending on the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation must be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the three months ended on March 31, 2021 and 2020, we recognized revenue $107,071 and $40,322 from FFB assessment, respectively.

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

Biohealth

Product Direct Sales

The Company’s net sales consist of product sales. The Company’s performance obligation is to transfer its products to its third-party independent distributors (“Distributors”). The Company generally recognizes revenue when product is shipped to its Distributors.

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

If a Distributor returns a product to the Company on a timely basis, he/she may obtain a replacement product from the Company for such returned products. In addition, the Company maintains a buyback program pursuant to which it will repurchase products sold to a Distributor who has decided to leave the business. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale.

Annual Membership

The Company collects an annual membership fee from its Distributors. The fee is fixed, paid in full at the time of joining the membership and non-refundable. The membership provides the member access to purchase products at a discount, use to certain back-office services, receive commissions for signing up new members, and attend corporate events. The Company recognizes revenue associated with the membership over the period of the membership. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $3,430,893 and $2,867,226 at March 31, 2021 and December 31, 2020, respectively.

Other Businesses

Remaining performance obligations

As of March 31, 2021 and December 31, 2020, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

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

Transactions in foreign currencies

Transactions in currencies other than the functional currency during the periods are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the statement of operations.

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange gain of $1,462,697 and $2,260,482 during the three months ended on March 31, 2021 and 2020, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

For the three months ended on March 31, 2021, the Company recorded other comprehensive loss from foreign currency translation of $1,769,440 and a $1,674,021 loss in the three months ended March 31, 2020, in accumulated other comprehensive loss.

Non-controlling interests

Non-controlling interests represent the equity in subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the consolidated statements of operation and comprehensive income, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On March 31, 2021 and December 31, 2020, the aggregate non-controlling interests in the Company were $33,673,855 and $37,980,325, respectively.

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

As of March 31, 2021 and December 31, 2020, the capitalized financing costs were $3,348,112 and $3,513,535, respectively.

Beneficial Conversion Features

The Company evaluates the conversion feature for whether it was beneficial as described in ASC 470-30. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

Recent Accounting Pronouncements

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

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of March 31, 2021 and December 31, 2020, uninsured cash and restricted cash balances were $26,238,531 and $25,752,637, respectively.

For the three months ended March 31, 2021, two customers accounted for approximately 97%, and 3% of the Company’s property and development revenue. For the three months ended March 31, 2020, two customers accounted for approximately 99%, and 1% of the Company’s property and development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the three months ended March 31, 2021 and 2020:

	Property Development	Digital Transformation Technology	Biohealth Business	Other	Total

Three Months Ended March 31, 2021
Revenue	$3,894,131	$-	$1,712,783	$-	$5,606,914
Cost of Sales	(3,614,832)	-	(83,022)	-	(3,697,854)
Gross Margin	279,299	-	1,629,761	-	1,909,060
Operating Expenses	(359,489)	(30,128)	(846,480)	(1,076,408)	(2,312,505)
Operating Income (Loss)	(80,190)	(30,128)	783,281	(1,076,408)	(403,445)
Other Income (Expense)	(9,873)	(36,471)	(8,371,117)	(532,505)	(8,949,966)
Net Income (Loss) Before Income Tax	(90,063)	(66,599)	(7,587,836)	(1,608,913)	(9,353,411)

	Property Development	Digital Transformation Technology	Biohealth Business	Other	Total

Three Months ended March 31, 2020
Revenue	$2,954,389	$-	$10,782	$-	$2,965,171
Cost of Sales	(2,380,820)	-	(2,883)	-	(2,383,703)
Gross Margin	573,569	-	7,899	-	581,468
Operating Expenses	(277,056)	(18,228)	(132,791)	(575,784)	(1,003,859)
Operating Income (Loss)	296,513	(18,228)	(124,892)	(575,784)	(422,391)
Other Income (Expense)	7,539	(92,477)	193	2,762,701	2,677,956
Net Income (Loss) Before Income Tax	304,052	(110,705)	(124,699)	2,186,917	2,255,565

March 31, 2021
Cash and Restricted Cash	$9,842,218	$154,738	$3,251,622	$15,756,505	$29,005,083
Total Assets	30,877,470	154,840	43,241,793	34,523,886	108,797,989

December 31, 2020
Cash and Restricted Cash	$8,150,769	$158,058	$1,590,265	$21,336,364	$31,235,456
Total Assets	28,954,484	158,160	524,603	77,574,674	107,211,921

5.	BUSINESS UNDER COMMON CONTROL

Due to the transactions with Chan Heng Fai on March 12, 2021, transactions between entities under common control (for further details on these transactions, refer to Note 2 – Summary of Significant Accounting Policies), the Company has disclosed the Consolidated Statement of Operations and Other Comprehensive Income for the Three Months Ended on March 31, 2020 and Consolidated Balance Sheet as of December 31, 2020, to adjust the information on a consolidated basis as follows:

Consolidated Statement of Operations and Other Comprehensive Income for the Three Months Ended on March 31, 2020

	As Previously Reported	Acquisition of APB under Common Control	Acquisition of LVD Ltd under Common Control	As Combined
Revenue
Property Sales	$2,954,389	$-	$-	$2,954,389
Biohealth Product Sales	10,782	-	-	10,782
	2,965,171	-	-	2,965,171
Operating Expenses
Cost of Sales	2,383,703	-	-	2,383,703
General and Administrative	920,124	81,226	500	1,001,850
Research and Development	2,009	-	-	2,009
Total Operating Expenses	3,305,836	81,226	500	3,387,562

Loss From Operations	(340,665)	(81,226)	(500)	(422,391)

Other Income (Expense)
Interest Income	7,810	11,580	25	19,415
Interest Expense	(60,931)	-	-	(60,931)
Foreign Exchange Transaction Gain (Loss)	2,118,952	-	141,530	2,260,482
Unrealized Gain (Loss) on Securities Investment	484,362	(26,034)	94	458,422
Finance Costs	-	(4,890)	(13)	(4,903)
Other Income	5,471	-	-	5,471
Total Other Income (Expense), Net	2,555,664	(19,344)	141,636	2,677,956

Net Income (Loss) Before Income Taxes	2,214,999	(100,570)	141,136	2,255,565

Income Tax	-	-	-	-

Net Income (Loss)	2,214,999	(100,570)	141,136	2,255,565

Net Income (Loss) Attributable to Non-Controlling Interest	643,139	(6,436)	-	636,703

Net Income (Loss) Attributable to Common Stockholders	$1,571,860	$(94,134)	$141,136	$1,618,862

Other Comprehensive Loss, Net
Unrealized Loss on Securities Investment	(12,599)	-	-	(12,599)
Foreign Currency Translation Adjustment	(1,674,021)	-	-	(1,674,021)
Comprehensive Income (Loss)	528,379	(100,570)	141,136	568,945

Comprehensive Income (Loss) Attributable to Non-controlling Interests	59,569	(6,436)	-	53,133

Comprehensive Income (Loss) Attributable to Common Stockholders	$468,810	$(94,134)	$141,136	$515,812

Net Income Per Share - Basic and Diluted	$0.16			$0.16

Weighted Average Common Shares Outstanding - Basic and Diluted	10,001,000			10,001,000

Consolidated Balance Sheet as of December 31, 2020

	As Previously Reported	Acquisition of APB under Common Control	Acquisition of LVD Ltd under Common Control	Eliminations	As Combined
Assets:
Current Assets:
Cash	$22,124,491	$1,848,455	$492,977	$-	$24,465,923
Restricted Cash	6,769,533	-	-	-	6,769,533
Account Receivables, Net	1,366,194	-	-	-	1,366,194
Other Receivables	270,222	279,177	95,177	-	644,576
Note Receivables - Related Party	624,986	24,583	-	-	649,569
Prepaid Expenses	1,470,680	-	-	-	1,470,680
Inventory	90,068	-	-	-	90,068
Investment in Securities at Fair Value	48,857,483	313,343	1,631	-	49,172,457
Investment in Securities at Cost	280,516	-	-	-	280,516
Investment in Securities on Equity Method	-	-	74,535	(74,535)	-
Deposits	47,019	-	-	-	47,019
Total Current Assets	81,901,192	2,465,558	664,320	(74,535)	84,956,535

Real Estate
Properties under Development	20,505,591	-	-	-	20,505,591
Operating Lease Right-Of-Use Asset	574,754	-	-	-	574,754
Deposit	249,676	-	-	-	249,676
Loan Receivable	-	840,000	-	-	840,000
Property and Equipment, Net	85,365	-	-	-	85,365
Total Assets	$103,316,578	$3,305,558	$664,320	$(74,535)	$107,211,921

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,553,132	$117,188	$-	$-	$1,670,320
Deferred Revenue	2,867,226	-	-	-	2,867,226
Builder Deposits	1,262,336	-	-	-	1,262,336
Operating Lease Liability	381,412	-	-	-	381,412
Note Payable	172,706	-	-	-	172,706
Note Payable- Related Parties	1,526,208	-	823,823	-	2,350,031
Total Current Liabilities	7,763,020	117,188	823,823	-	8,704,031
Long-Term Liabilities:
Builder Deposits	-	-	-	-	-
Operating Lease Liability	193,342	-	-	-	193,342
Notes Payable	636,362	-	-	-	636,362
Total Liabilities	8,592,724	117,188	823,823	-	9,533,735

Stockholders’ Equity:
Common Stock	8,570	47,756	-	(47,756)	8,570
Additional Paid In Capital	97,950,440	3,584,982	756,487	47,756	102,339,666
Accumulated Deficit	(43,010,991)	(876,712)	(906,010)	-	(44,793,713)
Accumulated Other Comprehensive Income	2,153,318	-	(9,980)	-	2,143,338
Total Stockholders’ Equity	57,101,337	2,756,027	(159,503)	-	59,697,861
Non-controlling Interests	37,622,517	432,343	-	(74,535)	37,980,325
Total Stockholders’ Equity	94,723,854	3,188,370	(159,503)	(74,535)	97,678,186

Total Liabilities and Stockholders’ Equity	$103,316,578	$3,305,558	$664,320	$(74,535)	$107,211,921

6.	REAL ESTATE ASSETS

As of March 31, 2021 and December 31, 2020, real estate assets consisted of the following:

	March 31, 2021	December 31, 2020

Construction in Progress	$7,465,347	$9,567,841
Land Held for Development	10,638,686	10,937,750
Rental Properties	2,161,680	-
Total Real Estate Assets	$20,265,713	$20,505,591

7.	BUILDER DEPOSITS

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On March 31, 2021 and December 31, 2020, there were $928,565 and $1,262,336 held on deposit, respectively.

8.	NOTES PAYABLE

As of March 31, 2021 and December 31, 2020, notes payable consisted of the following:

	March 31, 2021	December 31, 2020
M&T Bank Loan, Net of Debt Discount	651,034	636,362
PPP Loan	68,502	-
Australia Loan	170,433	172,706
Total notes payable	$889,969	$809,068

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of March 31, 2021, the outstanding balance of the revolving loan was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process.

On June 18, 2020, Alset EHome Inc. (“Alset EHome”), a wholly owned subsidiary of LiquidValue Development Inc., entered into a Loan Agreement with Manufacturers and Traders Trust Company (the “Lender”).

Pursuant to the Loan Agreement, the Lender provided a non-revolving loan to Alset EHome in an aggregate amount of up to $2,990,000 (the “Loan”). The line of credit bears interest rate on LIBOR plus 375 basis points. Repayment of the Loan is secured by a Deed of Trust issued to the Lender on the property owned by certain subsidiaries of Alset EHome. The maturity date of this Loan is July 1, 2022. LiquidValue Development Inc. and one of its subsidiaries are guarantors of this Loan. The guarantors are required to maintain during the term of the loan a combined minimum net worth in an aggregate amount equal to not less than $20,000,000. The Company was in compliance with this covenant as of December 31, 2020 and March 31,2021.

During the year ended December 31, 2020 Alset EHome borrowed $664,810 from M&T Bank, incurring at the same time a loan origination fees of $61,679 which are to be amortized over the term of the loan. Alset EHome didn’t borrow any additional funds in three months ended on March 31, 2021. In the three months ended March 31, 2021 and 2020, Alset EHome expensed $6,627 and $0, respectively, in interest on this loan and recorded $8,045 and $0, respectively, of amortization expense. As of March 31, 2021 and December 31, 2020, the remaining unamortized debt discount was $34,862 and $42,906, respectively.

Paycheck Protection Program Loan

On February 11, 2021, the Company entered into a five year note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first sixteen months of principal and interest deferred or until we apply for the loan forgiveness. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven. As of March 31, 2021, we owned $68,502 to M&T Bank.

Australia Loan

On January 7, 2017, SeD Perth Pty Ltd (“SeD Perth”) entered into a loan agreement with National Australian Bank Limited (the “Australia Loan”) for the purpose of funding land development. The loan facility provides SeD Perth with access to funding of up to approximately $460,000 and matures on December 31, 2018. The Australia Loan is secured by both the land under development and a pledged deposit of $35,276. This loan is denominated in AUD. Personal guarantees amounting to approximately $500,000 have been provided by our CEO, Chan Heng Fai and by Rajen Manicka, the CEO of Holista CollTech and Co-founder of iGalen Inc. The interest rate on the Australia Loan is based on the weighted average interest rates applicable to each of the business markets facility components as defined within the loan agreement, ranging from 4.12% to 4.58% per annum for the three months ended March 31, 2021 and from 4.85% to 5.57% per annum for the three months ended March 31, 2020. On September 7, 2017 the Australia Loan was amended to reduce the maximum borrowing capacity to approximately $179,000. During 2020, the terms of the Australia Loan were amended to reflect an extended maturity date of April 30, 2022. This was accounted for as a debt modification. The Company did not pay fees to the National Australian Bank Limited for the modification of the loan agreement.

9.	RELATED PARTY TRANSACTIONS

Personal Guarantees by Directors

As of March 31, 2021 and December 31, 2020, a director of the Company had provided personal guarantees amounting to approximately $500,000, to secure external loans from financial institutions for AEI and the consolidated entities.

Sale of Investment in Vivacitas to DSS

On March 18, 2021, the Company sold equity investment in Vivacitas, a U.S.-based biopharmaceutical company, equaling to 2,480,000 shares of common stock and a stock option to purchase 250,000 shares of Vivacitas common stock at $1 per share at any time prior to the date of a public offering, to a subsidiary of DSS for $2,480,000. Chan Heng Fai, CEO and the founder of the Company, holds a director position on both Vivacitas and DSS. After this transaction, we do not own any investment in Vivacitas. Our original cost of common stock and stock option of Vivacitas was $200,128. We did not recognize gain or loss in this transaction. The difference of $2,279,872 between the selling price and our original investment cost was recorded as additional paid capital considering it was a related party transaction.

Notes Payable

Chan Heng Fai provided interest-free, due on demand advance to LiquidValue Development Pte. Ltd. and its subsidiary LiquidValue Development Limited of approximately $815,381 for the general operations. On March 31, 2021 and December 31, 2020, the outstanding balance was approximately $815,381 and $823,823, respectively.

Chan Heng Fai provided interest-free, due on demand advance to Alset EHome International for the general operations. On March 31, 2021 and December 31, 2020, the outstanding balance was $178,400.

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. On March 31, 2021 and December 31, 2020, the outstanding balance was $14,190 and $14,379, respectively.

On August 20, 2020, the Company acquired 30,000,000 common shares from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. On March 31, 2021 and December 31, 2020 the amount outstanding was $ 133,429 and $1,333,429, respectively.

On March 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, for four proposed transactions, consisting of (i) purchase of certain warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International Limited (“Alset International”), which was valued at $28,363,966; (ii) purchase of all of the issued and outstanding stock of LiquidValue Development Pte Ltd. (“LVD”), which was valued at $173,395; (iii) purchase of 62,122,908 ordinary shares in True Partners Capital Holding Limited (HKG: 8657) (“True Partners”), which was valued at $6,729,629; and (iv) purchase of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”), which was valued at $28,653,138. The total amount of above four transactions was $63,920,129, payable on the Closing Date by the Company, in the convertible promissory notes (“Alset CPNs”), which, subject to the terms and conditions of the Alset CPNs and the Company’s shareholder approval, shall be convertible into shares of the Company’s common stock (“AEI Common Stock”), at par value of $0.001 per share, at the conversion price of AEI’s Stock Market Price. AEI’s Stock Market Price shall be $5.59 per share, equivalent to the average of the five closing per share prices of AEI Common Stock preceding January 4, 2021 as quoted by Bloomberg L.P. AEI stock price was $10.03 on March 12, 2021, the commitment date. The Beneficial Conversion Feature (“BCF”) intrinsic value was $50,770,192 for the four convertible promissory notes and was recorded as debt discount of convertible notes after the transaction. As of March 31, 2021, the promissory notes net of debt discount were $13,695,852 and accrued interest was $41,239.

Management Fees

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company’s subsidiary LiquidValue Development, has had a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company has paid a monthly fee of $20,000 for these consulting services. The Company incurred expenses of $60,000 and $60,000 for the three months ended March 31, 2021 and 2020, respectively, which were capitalized as part of Real Estate on the Company’s Consolidated Balance Sheet as the services relate to property and project management. As of March 31, 2021, and December 31, 2020 the Company owed $0 to this entity.

Consulting Services

Chan Tung Moe was engaged as a consultant by the Company through Pop Motion Consulting Pte. Ltd. Chan Tung Moe is the son of Chan Heng Fai, the Chairman and CEO of our Company. In August of 2020, this consulting agreement was terminated, and Chan Tung Moe became an employee of Alset International as Chief Development Officer. Chan Tung Moe was appointed as Executive Director of Alset International Limited on December 11, 2020 and on March 1, 2021, he was appointed as Co-Chief Executive Officer of Alset International Limited.

The Company incurred expense of $0 and $57,931 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company owed Pop Motion a consulting fee of $0.

Notes Receivable from Related Party Companies

On March 2, 2020 LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received a $200,000 Promissory Note from American Medical REIT Inc. (“AMRE”), a company which is 36.1% owned by LiquidValue. Chan Heng Fai and Chan Tung Moe from Alset International are directors of American Medical REIT Inc. The note carries interests of 8% and is payable in two years. LiquidValue also received warrants to purchase AMRE shares at the Exercise Price $5.00 per share. The amount of the warrants equals to the note principle divided by the Exercise Price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the Exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. As of March 31, 2021 and December 31, 2020, the fair market value of the warrants was $0. The Company accrued $17,431 and $13,431 interest income as of March 31, 2021 and December 31, 2020, respectively.

On January 24, 2017, SeD Capital Pte Ltd, a 100% owned subsidiary of Alset International lent $350,000 to iGalen. The term of the loan was two years, with an interest rate of 3% per annum for the first of year and 5% per annum for the second year. The expiration term was renewed as due on demand after two years with 5% per annum interest rate. As of March 31, 2021 and December 31, 2020, the outstanding principle was $350,000 and accrued interest was $62,058 and $61,555, respectively.

As of March 31, 2021, the Company provided advances for operation of $10,104 to Hyten, a direct sales company in Thailand of which the Company holds approximately 19% ownership. The Company provided advances for operation of $29,968 to APW, a related party company of which the Company holds 8.7% ownership.

Loan to Employees

On November 24, 2020, American Pacific Bancorp. Inc. lent $560,000 to Chan Tung Moe, an officer of one of the subsidiaries of the Company and son of Chan Heng Fai, Chairman and Chief Executive Officer of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan is secured by an irrevocable letter of instruction on 80,000 shares of Alset EHome International. On November 24, 2020, American Pacific Bancorp. Inc. lent $280,000 to Lim Sheng Hon Danny, an employee of one of the subsidiaries of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan is secured by an irrevocable letter of instruction on 40,000 shares of Alset EHome International. As of December 31, 2020 and March 31, 2021, the accrued interest was $17,536 and $5,109, respectively. On March 12, 2021, the Company entered into a Securities Purchase Agreement pursuant to which the Company acquired 86.44% of the total issued and outstanding common stock of American Pacific Bancorp. Inc.

10.	EQUITY

The Company is authorized to issue 20,000,000 common shares and 5,000,000 preferred shares, both at a par value $0.001 per share. As of December 31, 2020, there were 8,570,000 common shares issued and outstanding.

On January 19, 2021, the Company issued 10,000 shares of its common stock as compensation for public relations services at a fair value of $60,900.

On March 31, 2021, there were 8,580,000 common shares issued and outstanding.

On November 23, 2020, under the terms of the Underwriting Agreement, the Company issued to Aegis Capital Corp a warrant (the “Representative’s Warrant”) to purchase an aggregate of 108,000 shares of common stock. The Representative’s Warrant is exercisable at a per share price of $9.80 and is exercisable at any time and from time to time, in whole or in part, during the three-year period commencing from the date of issuance. Following table summarizes the warrant activity for the three months ended March 31, 2021.

	Warrant for		Remaining Contractual	Aggregate
	Common Shares	Exercise Price	Term (Years)	Intrinsic Value
Outstanding as of December 31, 2020	108,000	$9.80	2.95	$-
Vested and exercisable at December 31, 2020	108,000	$9.80	2.95	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of March 31, 2021	108,000	$9.80	2.70	$191,160
Vested and exercisable at March 31, 2021	108,000	$9.80	2.70	$191,160

GigWorld Inc. Sale of Shares

From January to March, 2021, the Company sold 250,000 shares of GigWorld to international investors for the amount of $250,000, which was booked as addition paid-in capital. The Company held 505,551,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

From January to March, 2020, the Company sold 10,000 shares of GigWorld to international investors for the amount of $5,000, which was booked as addition paid-in capital. The Company held 506,223,676 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

During the three months ended March 31, 2021 and 2020, the sales of GigWorld’s shares were de minimis compared to its outstanding shares and did not change the minority interest.

Distribution to Minority Shareholder

During three months ended on March 31, 2021, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $82,250 in distribution to the minority shareholder. During three months ended on March 31, 2020, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $197,400 in distribution to the minority shareholder.

Changes of Ownership of Alset International

In the three months ended March 31, 2021, Alset International issued 250,000 common shares through warrants exercise with exercise price of approximately $0.03 per share and received $7,484 cash. During the three months ended March 31, 2021, the stock-based compensation expense of Alset International was $73,292 with the issuance of 1,500,000 shares to an officer. The Company’s ownership of Alset International changed from 57.1% as of December 31, 2020 to 57.1% as of March 31, 2021.

A subsidiary Issuing Stock

During March, 2020, a subsidiary of the Company started a private offer (the “Private Offer”) of its units. Each unit comprised of one share of its Class A Common Stock with par value of $0.01 per share and its one Series A 5% Cumulative Preferred Stock with a par value of $0.01 per share, at a subscription price of $6 per unit. The net proceeds from the private offer were $2,232,491 from investors as of March 31, 2020.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2021	$(48,758)	$2,258,017	$(65,921)	$2,143,338

Other Comprehensive Income	(1,135)	(1,010,527)	(39,067)	(1,050,729)

Balance at March 31, 2021	$(49,893)	$1,247,490	$(104,988)	$1,092,609

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2020	$(59,888)	$1,603,145	$(84,968)	$1,458,289

Other Comprehensive Income	(8,240)	(1,094,810)	-	(1,103,050)

Balance at March 31, 2020	$(68,128)	$508,335	$(84,968)	$355,239

12.	INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of March 31, 2021 and December 31, 2020:

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
March 31, 2021
Assets
Investment Securities- Fair Value	$14,134,540	$17,923,989	$-	$-	$17,923,989
Investment Securities- Trading	2,457,162	2,468,809	-	-	2,468,809
Convertible Preferred Stock	42,889,000	-	-	29,430,000	29,430,000
Convertible Note Receivable	138,599	-	-	153,590	153,590
Warrants - American Premium Water	860,342	-	-	2,188,264	2,188,264
Warrants - AMRE	-	-	-	-	-

Total Investment in securities at Fair Value	$60,479,643	$20,392,798	$-	$31,771,854	$52,164,652

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
December 31, 2020
Assets
Investment securities- Fair Value Option	$7,404,911	$10,549,102	$-	$-	$10,549,102
Investment securities- Trading	17,650	18,654	-	-	18,654
Convertible preferred stock	42,889,000	-	-	37,675,000	37,675,000
Convertible note receivable	50,000	-	-	66,978	66,978
Warrants - American Premium Water	860,342	-	-	862,723	862,723
Warrants - AMRE	-	-	-	-	-
Stock Options - Vivacitas	-	-	-	-	-
Total Investment in securities at Fair Value	$51,221,903	$10,567,756	$-	$38,604,701	$49,172,457

Unrealized loss on investment securities for the three months ended March 31, 2021 and 2020 was $1,987 and $12,599, respectively. These losses were recorded directly to net income (loss).

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at March 31, 2021 and December 31, 2020, respectively.

	Share price			Market Value
	3/31/2021	Shares		3/31/2021	Valuation

DSS (Related Party)	$3.610	1162501	*	$4,196,629	Investment in Securities at Fair Value

AMBS (Related Party)	$0.011	20,000,000		$228,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.049	46,226,673		$2,285,838	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.008	122,039,000		$1,025,128	Investment in Securities at Fair Value

OptimumBank (Related Party)	$3.870	92,980		$359,833	Investment in Securities at Fair Value

True Partners	$0.158	62,122,908		$9,828,563	Investment in Securities at Fair Value

Trading Stocks				$2,468,809	Investment in Securities at Fair Value

	Total Level 1 Equity Securities			$20,392,798

Nervotech	N/A	1,666	$37,826	Investment in Securities at Cost
Hyten Global	N/A	20,000	$42,562	Investment in Securities at Cost
K Beauty	N/A	3,600	$19,609	Investment in Securities at Cost
	Total Equity Securities		$20,492,795

	Share price			Market Value
	12/31/2020	Shares		12/31/2020	Valuation

DSS (Related Party)	$6.240	1,162,501	*	$7,254,006	Investment in Securities at Fair Value

AMBS (Related Party)	$0.008	20,000,000		$160,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.055	46,226,673		$2,565,469	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.002	122,039,000		$256,284	Investment in Securities at Fair Value

OptimumBank (Related Party)	$3.370	92,980		$313,343	Investment in Securities at Fair Value

Trading Stocks				$18,654	Investment in Securities at Fair Value

	Total Level 1 Equity Securities			$10,567,756

Vivacitas (Related Party)	N/A	2,480,000	$200,128	Investment in Securities at Cost
Nervotech	N/A	1,666	$37,826	Investment in Securities at Cost
Hyten Global	N/A	20,000	$42,562	Investment in Securities at Cost

	Total Equity Securities		$10,848,272

* Ratio of 1-for-30 (the “Reverse Split”) was effective at 5:01 p.m. Eastern Time on May 7, 2020 (the “Effective Time”)

DSS convertible preferred stock

The DSS convertible preferred stock under level 3 category was valued on Option Pricing Method (OPM) in determining the fair value. As of March 31, 2021, the Company held 42,575 shares of DSS convertible preferred stock, which could convert to 6,570,216 common shares, with fair market value of $29,430,000. As of December 31, 2020, the Company held 42,575 shares of DSS convertible preferred stock, which could convert to 6,570,216 common shares, with fair market value $37,675,000. The following table shows the parameters adopted in the valuation at the valuation dates.

	As of March 31,	As of December 31,
	2021	2020
Stock price	$4.22	$6.24
Risk-free rate	1.64%	0.93%
Volatility	109.67%	113.69%
Expected Exit Date	March 24, 2023	December 31, 2023
Dividend Yield	0.00	0.00

The selected stock prices represent the close market bid price of DSS on the valuation date. Risk-free interest rates were obtained from Bloomberg. The volatility is based on the historical volatility of the DSS common stock. We assumed a three-year life for the preferred stock and assumed that after three-years the Company would desire to begin receiving a return on this investment – either through a conversion or liquidation. Given the Beneficial Ownership limited on the exercise of the Series A Preferred Shares, we have assumed that Alset International will sell their common stocks in the Target Company such that their shareholding does not exceed 19.99% prior to conversion. We have assessed the Discount for Lack of Marketability (DLOM) of this interest using a put option method and adopted Black-Scholes Option Pricing Model to estimate the DLOM.

Sharing Services Convertible Note

The fair value of the Sharing Services Convertible Note under level 3 category as of March 31, 2021 and December 31, 2020 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31, 2021	December 31, 2020

Dividend yield	0.00%	0.00%
Expected volatility	210.07%	210.07%
Risk free interest rate	3.25%	0.13%
Contractual term (in years)	1.51	1.76
Exercise price	$0.15	$0.15

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021 and 2020:

Total
Balance at January 1, 2021	$66,978
Total losses	(1,987)
Balance at March 31, 2021	$64,991

Total
Balance at January 1, 2020	$26,209
Total losses	(12,599)
Balance at March 31, 2020	$13,610

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible bond of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of March 31, 2021, the Management estimated that the fair value of the note to be $88,599, the initial transaction price.

Warrants

On March 2, 2020, the Company received warrants to purchase shares of AMRE, a related party private startup company, in conjunction with the Company lending a $200,000 promissory note. For further details on this transaction, refer to Note 9 Related Party Transactions, Note Receivable from a Related Party Company. As of March 31, 2021 and December 31, 2020, AMRE was a private company. Based the management’s analysis, the fair value of the warrants was $0 as of March 31, 2021 and December 31, 2020.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 122,039,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. We value APW warrants under level 3 category through a Black-Scholes option pricing model and the fair value of the warrants from APW were $862,723 as of December 31, 2020 and $2,188,264 as of March 31, 2021.

The fair value of the APW warrants under level 3 category as of March 31, 2021 and July 17, 2020 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31, 2021	December 31, 2020

Stock Price	$0.0084	$0.0021
Exercise price	0.001	0.001
Risk free interest rate	1.74%	0.88%
Annualized volatility	232.10%	178.86%
Year to maturity	9.32	9.58

13.	COMMITMENTS AND CONTINGENCIES

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

Through the three months ended on March 31, 2021 and 2020, NVR purchased 27 lots and 27 lots, respectively. Through March 31, 2021 and December 31, 2020, NVR had purchased a total of 415 and 388 lots, respectively.

Leases

The Company leases offices in Maryland, Singapore, Magnolia, Texas, Hong Kong and South Korea through leased spaces aggregating approximately 15,811 square feet, under leases expiring on various dates from December 2020 to March 2024. The leases have rental rates ranging from $2,265 to $23,297 per month. Our total rent expense under these office leases was $140,271 and $85,558 in the three months ended March 31, 2021 and 2020, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2020	Renewed Lease term in 2021
Singapore	June 2020 to June 2021
Hong Kong	October 2020 to October 2022
South Korea	August 2020 to August 2022
Magnolia, Texas, USA	November 2019 to April 2021	May 2021 to October 2021
Bethesda, Maryland, USA	August 2015 to December 2020	January 2021 to March 2024

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are 3.9% in 2021 and at a range from 0.5% to 4.5% per annum in 2020, which were used as the discount rates. The balances of operating lease right-of-use assets and operating lease liabilities as of March 31, 2021 were $722,507 and $736,561, respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2020 were $574,754 and $574,754, respectively.

The table below summarizes future payments due under these leases as of March 31, 2021.

For the Years Ended December 31:

2021	$341,827
2022	292,830
2023	95,104
2024	24,430
Total Minimum Lease Payments	754,191
Less: Effect of Discounting	(17,630)
Present Value of Future Minimum Lease Payments	736,561
Less: Current Obligations under Leases	(51,686)
Long-term Lease Obligations	684,875

14.	DIRECTORS AND EMPLOYEES’ BENEFITS

Stock Option plans AEI

The Company reserves 500,000 shares of common stock under the Incentive Compensation Plan for high-quality executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. This plan is meant to enable such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expand their maximum efforts in the creation of shareholder value. As of March 31, 2021 and December 31, 2020, there have been no options granted.

Alset International Stock Option plans

On November 20, 2013, Alset International approved a Stock Option Plan (the “2013 Plan”). Employees, executive directors, and non-executive directors (including the independent directors) are eligible to participate in the 2013 Plan.

The following tables summarize stock option activity under the 2013 Plan for the three months ended March 31, 2021:

	Options for		Remaining Contractual	Aggregate
	Common Shares	Exercise Price	Term (Years)	Intrinsic Value
Outstanding as of January 1, 2020	1,061,333	$0.09	4.00	$-
Vested and exercisable at January 1, 2020	1,061,333	$0.09	4.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2020	1,061,333	$0.09	3.00	$-
Vested and exercisable at December 31, 2020	1,061,333	$0.09	3.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of March 31, 2021	1,061,333	$0.09	2.75	$-
Vested and exercisable at March 31, 2021	1,061,333	$0.09	2.75	$-

15.	SUBSEQUENT EVENTS

Purchase of Shares of Value Exchange International, Inc.

The Company has entered into a securities purchase agreement dated April 5, 2021 with Value Exchange International, Inc. (“Value Exchange International”) in connection with the purchase of 6,500,000 shares of Value Exchange International’s common stock for an aggregate subscription price of $650,000. The acquisition of 6,500,000 shares of Value Exchange International’s common stock was completed on April 12, 2021.

Ownership of Alset International

On April 8, 2021, the Company exercised its warrants to purchase 139,834,471 shares of Alset International at an exercise price of Singapore $0.04. On May 12, 2021, Chan Heng Fai exercised warrants to purchase 76,925,000 shares of Alset International at an exercise price of Singapore $0.048. On May 14 and 17, 2021, the Company exercised its warrants to purchase 943,531,983 shares of Alset International at an exercise price of Singapore $0.048. Total outstanding shares of Alset International were 2,931,951,400 after these issuances. The Company holds 2,094,516,748 shares of Alset International, approximately 71.4% ownership.

Acquisition of HengFeng Finance Limited

On October 15, 2020, the Company’s subsidiary, American Pacific Bancorp (“APB”), entered into an acquisition agreement to acquire 3,500,001 common shares of Hengfeng Finance Limited (“HFL”), representing 100% of the common shares of HFL, in consideration for 250,000 shares of APB’s Class A Common Stock. HFL is incorporated in Hong Kong with limited liability. This transaction closed on April 21, 2021.

Joint Venture with Novum

On April 20, 2021 on of Company’s indirect subsidiaries, SeD Capital Pte. Ltd. (“SeD Capital”), entered into joint venture agreement with digital asset management firm Novum Alpha Pte Ltd (“Novum”). Pursuant to this agreement, SeD Capital will own 50% of the issued and paid-up capital in the joint venture company, Credas Capital Pte Ltd (“Credas”) with the remaining 50% shareholding stake held by Novum. Credas intends to develop and launch its maiden digital assets-based Exchange-Traded Product in the fourth quarter of 2021 on the SIX Swiss Exchange, Switzerland’s principal stock exchange and one of Europe’s largest stock exchanges.

Distribution to Minority Shareholders

On April 30, 2021, the Board of Managers of SeD Maryland Development LLC (the 83.55% owned subsidiary of the Company which owns the Company’s Ballenger Project) authorized the payment of distributions to its members in the amount of $3,000,000. Accordingly, the minority member of SeD Maryland Development LLC received a distribution in the amount of $493,500, with the remainder being distributed to a subsidiary of the Company, which is eliminated upon consolidation.

Amendment to Authorized Shares and Designation of Preferred Shares

On May 3, 2021, the holder of a majority of the issued and outstanding shares of common stock of the Company, by written consent, approved and adopted an amendment to our Third Amended and Restated Certificate of Incorporation (the “Amendment”) to increase the number of authorized shares of the Company’s common stock from Twenty Million (20,000,000) common shares to Two Hundred and Fifty Million (250,000,000) common shares and its preferred shares from Five Million (5,000,000) to Twenty Five Million (25,000,000). As of filing date, the amendment is still pending approval from State of Delaware.

On May 3, 2021, the Company filed an amendment to its Articles of Incorporation which sets forth the rights and preferences of the Series A Convertible Preferred Stock. Pursuant to the Series A Designation, 6,380 shares of the Company’s preferred stock was designated Series A Preferred Stock. Holders of the Series A Preferred Stock shall be entitled to receive dividends equal, on an as-if-converted basis, to and in the same form as dividends actually paid on shares of the Company’s common stock par value $0.001 per share (“Common Stock”) when, as and if paid on shares of Common Stock. Each holder of outstanding Series A Preferred Stock is entitled to vote equal to the number of whole shares of Common Stock into which each share of the Series A Preferred Stock is convertible. Holders of Series A Preferred Stock are entitled, upon liquidation of the Company, to receive the same amount that a holder of Series A Preferred Stock would receive if the Series A Preferred Stock were fully converted into Common Stock.

On May 12, 2021 the Company filed a Certificate of Designation which sets forth the rights and preferences of the Series B Preferred Stock. Pursuant to the Series B Designation, 2,132 shares of the Company’s preferred stock was designated Series B Preferred Stock. Holders of the Series B Preferred Stock shall be entitled to receive dividends equal, on an as-if-converted basis, to and in the same form as dividends actually paid on shares of the Company’s common stock par value $0.001 per share (“Common Stock”) when, as and if paid on shares of Common Stock. Each holder of outstanding Series B Preferred Stock is entitled to vote equal to the number of whole shares of Common Stock into which each share of the Series B Preferred Stock is convertible. Holders of Series B Preferred Stock are entitled, upon liquidation of the Company, to receive the same amount that a holder of Series B Preferred Stock would receive if the Series B Preferred Stock were fully converted into Common Stock.

Loan and Exchange Agreement with the CEO, Chan Heng Fai

On May 3, 2021, the Company entered into a Loan and Exchange Agreement with its Chief Executive Officer, Chan Heng Fai pursuant to which Chan Heng Fai loaned the Company his shares of Common Stock of the Company by exchanging 6,380,000 shares of common stock which he owned for an aggregate of 6,380 shares of the Company’s newly designated Series A Convertible Preferred Stock.

On May 12, 2021, Company entered into an Exchange Agreement with Chan Heng Fai, effective May 13, 2021, pursuant to which he exchanged $13,000,000 in principal amount under a $28,363,966 convertible promissory note (the “Note”) in exchange for 2,132 shares of the Company’s newly designated Series B Preferred Stock.

Public Offering

On May 10, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of (i) 4,700,637 common units (the “Common Units”), at a price to the public of $5.07 per Common Unit, with each Common Unit consisting of (a) one share of common stock, par value $0.001 per share (the “Common Stock”), (b) one Series A warrant (the “Series A Warrant” and collectively, the “Series A Warrants”) to purchase one share of Common Stock with an initial exercise price of $5.07 per whole share, exercisable until the fifth anniversary of the issuance date, and (c) one Series B warrant (the “Series B Warrant” and collectively, the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase one-half share of Common Stock with an initial exercise price of $6.59 per whole share, exercisable until the fifth anniversary of the issuance date and (ii) 1,611,000 pre-funded units (the “Pre-funded Units”), at a price to the public of $5.06 per Pre-funded Unit, with each Pre-funded Unit consisting of (a) one pre-funded warrant (the “Pre-funded Warrant” and collectively, the “Pre-funded Warrants”) to purchase one share of Common Stock, (b) one Series A Warrant and (c) one Series B Warrant. The shares of Common Stock, the Pre-funded Warrants, and the Warrants were offered together, but the securities contained in the Common Units and the Pre-funded Units were issued separately.

The Company also granted the Underwriters a 45-day over-allotment option to purchase up to 808,363 additional shares of Common Stock and/or up to 808,363 additional Series A Warrants to purchase 808,363 shares of Common Stock, and/or up to 808,363 additional Series B warrants to purchase 404,181 shares of Common Stock. The Offering, including the partial exercise of the Underwriters’ over-allotment option to purchase 808,363 Series A Warrants and 808,363 Series B Warrants, closed on May 13, 2021.

The Company paid the Underwriters an underwriting discount equal to 6.5% of the gross proceeds of the Offering and a non-accountable expense fee equal to 1.25% of the gross proceeds of the Offering. The Company also reimbursed the Underwriters for certain of their expenses, including “roadshow”, diligence, and reasonable legal fees and disbursements, in an amount of $150,000 in the aggregate. The Company has also agreed that it will not issue or announce the issuance or proposed issuance of any Common Stock or Common Stock equivalents for a period of 120 days following the closing date, other than certain exempt issuances.

The net proceeds to the Company from the Offering were approximately $29.2 million, excluding the proceeds, if any, from the exercise of the Warrants and the Pre-funded Warrants sold in the Offering, and after deducting underwriting discounts and commissions and the payment of other estimated offering expenses associated with the Offering that are payable by the Company.

Note Payable Related Party

On May 14, 2021, Alset EHome International Inc., a Delaware corporation (the “Company”), borrowed S$7,395,472 Singapore Dollars (equal to approximately $5,557,371 U.S. Dollars) from the Company’s Chairman, Chief Executive Officer and major stockholder, Chan Heng Fai. The unpaid principal amount of the Loan shall be due and payable on May 14, 2022 and the Loan shall have no interest.

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

Business Overview

Alset EHome International Inc. is a fast-growing diversified holding company principally engaged in property development, digital transformation technology and biohealth activities with operations is United States, Singapore, Hong Kong and Australia. Our growth strategy is both, to pursue opportunities that we can leverage on our global network using our capital resources and to accelerate the expansion of our organic businesses. We manage our three principal businesses primarily through our 71.4% ( as of the filing date) owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange.

Financial Impact of the COVID-19 Pandemic

Real Estate Projects

The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March through December 2020, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of town homes to NVR. Sales of such homes to NVR were at the same level in the first three months of 2021 as in the first three months of 2020. In first quarter of 2021 and 2020 we sold 27 lots to NVR. Such town homes are often a first home that generally did not require buyers to sell an existing home. We believe low interest rates have encouraged home sales. Many buyers opted to see home models at the project virtually. This technology allowed them to ask questions to sales staff and see the town homes. Home closings were able to occur electronically.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
Revenue	$5,606,914	$2,965,171
Operating Expenses	6,010,359	3,387,562
Other Income (Expense)	(8,949,966)	2,677,956
Net (Loss) Income	$(9,804,748)	$2,255,565

Revenue

The following tables sets forth period-over-period changes in revenue for each of our reporting segments:

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
Property development	$3,894,131	$2,954,389	$939,742	32%
Biohealth	1,712,783	10,782	1,702,001	15,786%
Digital transformation technology	-	-	-	-
Other	-	-	-	-
Total revenue	$5,606,914	$2,965,171	$2,641,743	89%

Revenue was $5,606,914 and $2,965,171 for the three months ended March 31, 2021 and 2020, respectively. An increase in property sales from the Ballenger Project and direct sales from HWH World in the first quarter of 2021 contributed to higher revenue in that period. For our Ballenger Project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, increased from $40,322 in the three months ended March 31, 2020 to $107,071 in the three months ended March 31, 2021. The increase is a mixed result of the increased sale of properties to homebuyers in the first quarter of 2021 and sale of FFBs of a higher value.

Revenues from our biohealth segment in the first quarter of 2020 come from the direct sales by iGalen Inc. (formerly known as iGalen USA, LLC), which is 100% owned by iGalen International Inc., Alset International’s 53%-owned subsidiary. On December 30, 2020 Alset International’s ownership of iGalen International was sold to one of the directors of iGalen International. During the three months ended March 31, 2020, the revenue from iGalen Inc. was $10,782.

In recent years, the Company expanded its biohealth segment to Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World, similarly to iGalen Inc., operates based on a direct sale model of health supplements. HWH World recognized $1,702,001 and $0 in revenue in three months ended March 31, 2021 and 2020, respectively.

Operating Expenses

The following tables sets forth period-over-period changes in cost of sales for each of our reporting segments:

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
Property development	$3,614,832	$2,380,820	$1,234,012	52%
Biohealth	83,022	2,883	80,139	2,780%
Digital transformation technology	-	-	-	-
Other	-	-	-	-
Total Cost of Sales	$3,697,854	$2,383,703	$1,314,151	55%

Cost of sales increased from $2,380,820 in the three months ended March 31, 2020 to $3,614,832 in the three months ended March 31, 2021, as a result of the increase in sales in the Ballenger Run project. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of sales to increase as revenue increases.

The gross margin increased from $581,468 to $1,909,060 in the three months ended March 31, 2020 and 2021, respectively. The increase of gross margin was caused by the increase of gross margin of HWH World, mostly due to the increase in the sales.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three Months Ended March 31,		Change
	2021	2020	Dollars	Percentage
Property development	$359,489	$277,056	$82,433	30%
Biohealth	846,480	132,791	713,689	537%
Digital transformation technology	30,128	18,228	11,900	65%
Other	1,076,408	575,784	500,624	87%
Total operating expenses	$2,312,505	$1,003,859	$1,308,646	130%

The increase of operating expenses of property development in 2021 compared with 2020 was mostly caused by the increase of sales related expenses. Increase in expenses in our biohealth business is caused by the increased commission payments to our distributors, which is connected to increased sales.

Other Income (Expense)

In the three months ended March 31, 2021, the Company had other expense of $8,949,966 compared to other income of $2,677,956 in the three months ended March 31, 2020. The change in unrealized gain (loss) on securities investment and on foreign exchange transactions are the primary reasons for the volatility in these two periods. Unrealized loss on securities investment was $9,535,009 in three months ended March 31, 2021, comparing to $458,422 gain in the three months ended March 31, 2020. Foreign exchange transaction gain was $1,462,697 in the three months ended March 31, 2021, compared to $2,260,482 gain in the three months ended March 31, 2020.

Net Income (Loss)

In the three months ended March 31, 2021 the Company had net loss of $9,353,411 compared to net income of $2,255,565 in the three months ended March 31, 2020.

Liquidity and Capital Resources

Our real estate assets under development have decreased to $20,265,713 as of March 31, 2021 from $20,505,591 as of December 31, 2020. This decrease primarily reflects an increase in sales of lots and a higher increase in costs of sales than in the capitalized costs related to the construction in progress. On March 31, 2021, we purchased 10 homes, which will be used in Company’s rental business.

Our cash has decreased from $24,465,923 as of December 31, 2020 to $20,368,692 as of March 31, 2021. Our liabilities increased from $9,533,735 at December 31, 2020 to $23,252,927 at March 31, 2021. Our total assets have increased to $108,797,989 as of March 31, 2021 from $107,211,921 as of December 31, 2020 mainly due to the increase in cash and investments in securities.

Summary of Cash Flows for the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(3,304,857)	$(182,597)
Net cash provided by investing activities	$2,352,536	$101,963
Net cash provided by (used in) financing activities	$(956,264)	$2,030,592

Cash Flows from Operating Activities

Net cash used in operating activities was $3,304,857 in the first three months of 2021, as compared to net cash used in operating activities of $182,597 in the same period of 2020. The higher prepayments and purchase of trading securities for investment purposes explained the increased cash flow used in operating activities in the first three months of 2021.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2,352,536 in the first three months of 2021, as compared to net cash provided by investing activities of $101,963 in the same period of 2020. In the three months ended March 31, 2021 we invested $108,208 in securities and received approximately $2.5 million from the sale of Vivacitas Oncology to a related party. In the three months ended March 31, 2020, we received $303,349 from the liquidation of Global Opportunity Fund. We also invested $200,000 in a promissory note of a related party.

Cash Flows from Financing Activities

Net cash used in financing activities was $956,264 in the three months ended March 31, 2021, comparing to net cash provided of $2,030,592 the three months ended March 31, 2020. The increase in cash used in financing activities is primarily caused by the increase in cash used to repay related party note payable. During the three months ended March 31, 2021, we received cash proceeds of $7,484 from the exercise of subsidiary warrants, $250,000 from the sale of our GigWorld shares to individual investors and $68,502 from a loan. The Company also distributed $82,250 to one minority interest investor and repaid $1,200,000 of promissory note held by related parties. During the three months ended March 31, 2020, we received cash proceeds of $2,210,491 from the issuance of stock through a subsidiary’s private placement, distributed $197,400 to one minority interest investor and borrowed $17,501 from related party loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2021 or the year ended December 31, 2020. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $27.1 million and $24.8 million on March 31, 2021 and December 31, 2020, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $25 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2021, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of March 31, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Not Applicable for the period covered by this report.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any unregistered shares during the period covered by this Report or through May 24, 2021; however, on January 19, 2021, the Company issued 10,000 shares of its common stock for public relations services. Such securities were not registered under the Securities Act of 1933 and were issued pursuant to the exemption under Section 4(2) of the Securities Act.

On May 3, 2021, the Company entered into a Loan and Exchange Agreement with its Chairman and Chief Executive Officer, Chan Heng Fai pursuant to which Chan Heng Fai loaned the Company his shares of Common Stock of the Company by exchanging 6,380,000 shares of common stock which he owned for an aggregate of 6,380 shares of the Company’s newly designated Series A Convertible Preferred Stock. Such securities were not registered under the Securities Act of 1933 and were issued pursuant to the exemption under Section 3(a)(9) of the Securities Act.

On May 12, 2021, Company entered into an Exchange Agreement with our Chairman and Chief Executive Officer Chan Heng Fai, effective May 13, 2021, pursuant to which Chan Heng Fai exchanged $13,000,000 in principal amount under a $28,363,966 convertible promissory note in exchange for 2,132 shares of the Company’s newly designated Series B Preferred Stock. Such securities were not registered under the Securities Act of 1933 and were issued pursuant to the exemption under Section 3(a)(9) of the Securities Act.

On May 10, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of (i) 4,700,637 common units (the “Common Units”), at a price to the public of $5.07 per Common Unit, with each Common Unit consisting of (a) one share of common stock, par value $0.001 per share (the “Common Stock”), (b) one Series A warrant (the “Series A Warrant” and collectively, the “Series A Warrants”) to purchase one share of Common Stock with an initial exercise price of $5.07 per whole share, exercisable until the fifth anniversary of the issuance date, and (c) one Series B warrant (the “Series B Warrant” and collectively, the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase one-half share of Common Stock with an initial exercise price of $6.59 per whole share, exercisable until the fifth anniversary of the issuance date and (ii) 1,611,000 pre-funded units (the “Pre-funded Units”), at a price to the public of $5.06 per Pre-funded Unit, with each Pre-funded Unit consisting of (a) one pre-funded warrant (the “Pre-funded Warrant” and collectively, the “Pre-funded Warrants”) to purchase one share of Common Stock, (b) one Series A Warrant and (c) one Series B Warrant. The shares of Common Stock, the Pre-funded Warrants, and the Warrants were offered together, but the securities contained in the Common Units and the Pre-funded Units were issued separately. The Offering was made pursuant to the Company’s registration statement on Form S-1 (File Number 333-255757), which was declared effective on May 10, 2021.

The Company also granted the Underwriters a 45-day over-allotment option to purchase up to 808,363 additional shares of Common Stock and/or up to 808,363 additional Series A Warrants to purchase 808,363 shares of Common Stock, and/or up to 808,363 additional Series B warrants to purchase 404,181 shares of Common Stock. The Offering, including the partial exercise of the Underwriters’ over-allotment option to purchase 808,363 Series A Warrants and 808,363 Series B Warrants, closed on May 13, 2021.

The net proceeds to the Company from the Offering was approximately $29.2 million, excluding the proceeds, if any, from the exercise of the Warrants and the Pre-funded Warrants sold in the Offering, and after deducting underwriting discounts and commissions and the payment of other estimated offering expenses associated with the Offering that are payable by the Company. On May 17, 2021, the Company paid S$37,894,063.20 Singapore Dollars (equal to approximately $28,475,719 U.S. Dollars) received from the Offering to exercise warrants to purchase 789,459,650 shares of Alset International Limited at an exercise price of S$.048 Singapore Dollars (equal to approximately $.036 U.S. Dollars) per share. The proceeds have been received by Alset International Limited.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this report:

1.1	Underwriting Agreement, dated as of May 10, 2021, by and between Alset EHome International Inc. and Aegis Capital Corp., as representative of the underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2021.

3.1	Certificate of Merger, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021.

3.2

Certificate of Designation of the Company’s Series A Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2021.

3.3

Certificate of Designation of the Company’s Series B Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2021.

4.1	Pre-funded Warrant Agent Agreement (including the terms of the Pre-funded Warrant), incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2021.

4.2	Series A Warrant Agent Agreement (including the terms of the Series A Warrant), incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2021.

4.3	Series B Warrant Agent Agreement (including the terms of the Series B Warrant), incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2021.

10.1	Binding Term Sheet on Share Exchange Transaction Among HF Enterprises Inc. and Mr. Chan Heng Fai Ambrose, dated January 4, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2021.

10.2	Term Sheet by and among Document Security Systems, Inc., Alset International Limited, Health Wealth Happiness Pte. Ltd., and HWH World Inc. dated January 6, 2021, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 7, 2021.

10.3	Executive Employment Agreement, by and between Alset EHome International Inc., Hengfai Business Development Pte Ltd. and Chan Heng Fai, dated as of February 8, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2021.

10.4	Securities Purchase Agreement By and Among Alset EHome International Inc., Chan Heng Fai Ambrose, True Partners International Limited, LiquidValue Development Pte Ltd. and American Pacific Bancorp, Inc. dated March 12, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.

10.5	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $28,363,966.42, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.

10.6	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $173,394.87, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.

10.7	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $6,729,629.29, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.

10.8	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $28,653,138.00, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.

10.9

Loan and Exchange Agreement By and Between the Company and Chan Heng Fai, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2021.

10.10	Exchange Agreement By and Between the Company and Chan Heng Fai, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2021.

10.11	Promissory Note, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET EHOME INTERNATIONAL INC.

May 24, 2021	By:	/s/ Chan Heng Fai
Chan Heng Fai Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 24, 2021	By:	/s/ Rongguo Wei
Rongguo Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

May 24, 2021	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

