Form 10-Q
period 2021-06-30
Alset EHome International Inc.
filed 2021-08-16
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 16, 2021, there were 40,149,228 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

1

Part I. Financial Information

Alset EHome International Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
	(Unaudited)	(As Combined)
Assets:
Current Assets:
Cash	$59,529,026	$24,965,946
Restricted Cash	7,396,111	6,769,533
Account Receivables, Net	1,180,881	1,366,194
Other Receivables	746,506	644,576
Note Receivables - Related Parties	906,369	649,569
Prepaid Expenses	2,938,695	1,470,680
Inventory	53,423	90,068
Investment in Securities at Fair Value	30,125,431	49,172,457
Investment in Securities at Cost	99,997	280,516
Deposits	25,528	48,820
Total Current Assets	103,001,967	85,458,359

Real Estate
Rental Properties	6,810,685	-
Properties under Development	16,279,723	20,505,591
Operating Lease Right-Of-Use Asset	728,828	574,754
Deposit	271,167	249,676
Loan Receivable - Related Parties	-	840,000
Property and Equipment, Net	246,177	85,365
Total Assets	$127,338,547	$107,713,745

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,845,157	$1,671,265
Deferred Revenue	2,919,283	2,867,226
Builder Deposits	541,349	1,262,336
Operating Lease Liability	147,135	381,412
Notes Payable	236,683	172,706
Notes Payable - Related Parties	5,989,374	2,534,281
Total Current Liabilities	11,678,981	8,889,226

Long-Term Liabilities:
Operating Lease Liability	594,780	193,342
Note Payable, Net of Discount	-	636,362
Total Liabilities	12,273,761	9,718,930

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Series A $0.001 par value; 6,380 designated, none issued and outstanding	-	-
Series B $0.001 par value; 2,132 designated, none issued and outstanding	-	-
Common Stock, $0.001 par value; 250,000,000 shares authorized; 28,265,289 and 8,570,000 shares issued and outstanding on June 30, 2021 and December 31, 2020, respectively	28,265	8,570
Additional Paid in Capital	204,762,770	102,729,944
Accumulated Other Comprehensive Income (Loss)	(40,823)	2,143,338
Accumulated Deficit	(117,799,610)	(44,910,297)
Total Alset EHome International Stockholders’ Equity	86,950,602	59,971,555
Non-controlling Interests	28,114,184	38,023,260
Total Stockholders’ Equity	115,064,786	97,994,815

Total Liabilities and Stockholders’ Equity	$127,338,547	$107,713,745

See accompanying notes to consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 As Combined	2021	2020 As Combined
Revenue
Real Estate	$4,584,542	$2,047,405	$8,478,673	$5,001,794
Biohealth	1,958,890	18,420	3,671,673	29,202
Total Revenue	6,543,432	2,065,825	12,150,346	5,030,996
Operating Expenses
Cost of Sales	2,607,950	1,609,223	6,305,804	3,992,926
General and Administrative	8,611,512	2,582,881	10,926,830	3,588,524
Inventory Written Off	-	(2,009)	-	-
Total Operating Expenses	11,219,462	4,190,095	17,232,634	7,581,450

Operating Losses from Operations	(4,676,030)	(2,124,270)	(5,082,288)	(2,550,454)

Other Income (Expense)
Interest Income	25,656	14,609	56,288	34,027
Interest Expense	(262,703)	(79,585)	(316,285)	(140,516)
Foreign Exchange Rate Transaction Gain (Loss)	958,334	(796,709)	2,421,031	1,463,773
Unrealized (Loss) Gain on Securities Investment	(21,168,905)	1,103,064	(30,703,914)	1,561,486
Realized Gain on Securities Investment	555,206	26,395	296,961	26,395
Loss on Investment on Security by Equity Method	(77,459)	(140,740)	(102,306)	(140,740)
Finance Income (Costs)	(50,261,203)	347	(50,844,071)	(4,890)
Other Income	19,044	38,413	30,300	43,884
Total Other Income (Expense), Net	(70,212,030)	165,794	(79,161,996)	2,843,419

Net (Loss) Income Before Income Taxes	(74,888,060)	(1,958,476)	(84,244,284)	292,965

Income Tax Expense	(1,264)	(114,653)	(452,601)	(114,653)

Net (Loss) Income	(74,889,324)	(2,073,129)	(84,696,885)	178,312

Loss from Discontinued Operations, Net of Tax	-	(361,385)	-	(361,385)
Net Loss	(74,889,324)	(2,434,514)	(84,696,885)	(183,073)

Net Loss Attributable to Non-Controlling Interest	(8,238,460)	(1,269,460)	(11,807,572)	(633,021)

Net (Loss) Income Attributable to Common Stockholders	$(66,650,864)	$(1,165,054)	$(72,889,313)	$449,948

Other Comprehensive Income (Loss), Net
Unrealized Gain (Loss) on Securities Investment	(35,922)	13,115	(37,909)	516
Foreign Currency Translation Adjustment	(1,070,191)	626,872	(2,839,631)	(1,047,149)
Comprehensive Loss	(75,995,437)	(1,433,142)	(87,574,425)	(1,229,706)

Comprehensive Loss Attributable to Non-controlling Interests	(8,584,838)	(1,054,420)	(12,913,762)	(1,001,551)

Comprehensive Loss Attributable to Common Stockholders	$(67,410,599)	$(378,722)	$(74,660,663)	$(228,155)

Net (Loss) Income Per Share - Basic and Diluted
Continuing Operations	$(6.03)	$(0.08)	$(7.42)	$0.08
Discontinued Operations	$-	$(0.04)	$-	$(0.03)
Net Income (Loss) Per Share	$(6.03)	$(0.12)	$(7.42)	$0.05

Weighted Average Common Shares Outstanding - Basic and Diluted	11,056,534	9,758,236	9,824,059	9,880,967

See accompanying notes to consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset EHome International Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2021 As Combined	-	$-	-	$-	8,570,000	$8,570	$102,729,944	$2,143,338	$(44,910,297)	$59,971,555	$38,023,260	$97,994,815

Issuance of Stock for Services	-	-	-	-	10,000	10	60,890	-	-	60,900	-	60,900

Transactions under Common Control	-	-	-	-	-	-	(57,190,499)	-	-	(57,190,499)	-	(57,190,499)

Sale of Vivacitas to Related Party	-	-	-	-	-	-	2,279,872	-	-	2,279,872	-	2,279,872

Purchase Stock of True Partner from Related Party	-	-	-	-	-	-	3,274,060	-	-	3,274,060	-	3,274,060

Beneficial Conversion Feature Intrinsic Value, Net	-	-	-	-	-	-	50,770,192	-	-	50,770,192	-	50,770,192

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	46,099	-	-	46,099	34,677	80,776

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	142,675	-	-	142,675	107,325	250,000

Change in Non-Controlling Interest	-	-	-	-	-	-	76,412	(39,067)	-	37,345	(37,345)	-

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(1,135)	-	(1,135)	(852)	(1,987)

Foreign Currency Translations	-	-	-	-	-	-	-	(1,010,527)	-	(1,010,527)	(758,913)	(1,769,440)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	-	-	(82,250)	(82,250)

Net Loss	-	-	-	-	-	-	-	-	(6,238,449)	(6,238,449)	(3,569,112)	(9,807,561)

Balance at March 31, 2021	-	-	-	-	8,580,000	8,580	102,189,645	1,092,609	(51,148,746)	52,142,088	33,716,790	85,858,878

Issuance of Common Stock	-	-	-	-	8,389,324	8,389	39,260,191	-	-	39,268,580	-	39,268,580

Convert Common stock to Series A Preferred Stock	6,380	6	-	-	(6,380,000)	(6,380)	6,374	-	-	-	-	-

Convert Related Party Note Payable to Series B Preferred Stock	-	-	2,132	2	-	-	12,999,998	-	-	13,000,000	-	13,000,000

Convert Series A and B Preferred Stock to Common Stock	(6,380)	(6)	(2,132)	(2)	8,512,000	8,512	(8,504)	-	-	-	-	-

Change in Non-Controlling Interest	-	-	-	-	-	-	(2,885,117)	(343,225)	-	(3,228,342)	3,228,342	-

Convert Related Party Note Payable to Common Stock	-	-	-	-	9,163,965	9,164	51,217,402	-	-	51,226,566	-	51,226,566

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	1,961,349	-	-	1,961,349	784,100	2,745,449

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	21,432	-	-	21,432	8,568	30,000

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(25,663)	-	(25,663)	(10,259)	(35,922)

Foreign Currency Translations	-	-	-	-	-	-	-	(764,544)	-	(764,544)	(305,647)	(1,070,191)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	-	-	(1,069,250)	(1,069,250)

Net Loss	-	-	-	-	-	-	-	-	(66,650,864)	(66,650,864)	(8,238,460)	(74,889,324)

Balance at June 30, 2021	-	$-	-	$-	28,265,289	$28,265	$204,762,770	$(40,823)	$(117,799,610)	$86,950,602	$28,114,184	$115,064,786

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset EHome International Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2020 As Combined	-	$-	-	$-	10,001,000	$10,001	$56,772,175	$1,458,289	$(42,089,625)	$16,150,839	$7,067,596	$23,218,435

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	2,025,807	-	-	2,025,807	353,537	2,379,344

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	3,270	-	-	3,270	1,730	5,000

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(8,240)	-	(8,240)	(4,359)	(12,599)

Foreign Currency Translations	-	-	-	-	-	-	-	(1,094,810)	-	(1,094,810)	(579,211)	(1,674,021)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	-	-	(197,400)	(197,400)

Net Income	-	-	-	-	-	-	-	-	1,615,002	1,615,002	636,439	2,251,441

Balance at March 31, 2020	-	-	-	-	10,001,000	10,001	58,801,252	355,239	(40,474,623)	18,691,868	7,278,332	25,970,200

Cancellation of Outstanding Stock	-	-	-	-	(3,601,000)	(3,601)	3,601	-	-	-	-	-

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	1,262,990	-	-	1,262,990	770,156	2,033,146

Change in Minority Interest	-	-	-	-	-	-	(445,936)	(18,317)	-	(464,253)	464,253	-

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	16,959	-	-	16,959	10,341	27,300

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	8,147	-	8,147	4,968	13,115

Foreign Currency Translations	-	-	-	-	-	-	-	389,413	-	389,413	237,459	626,872

Net Loss	-	-	-	-	-	-	-	-	(1,165,054)	(1,165,054)	(1,269,460)	(2,434,514)

Balance at June 30, 2020 As Combined	-	$-	-	$-	6,400,000	$6,400	$59,638,866	$734,482	$(41,639,677)	$18,740,070	$7,496,049	$26,236,119

See accompanying notes to consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	2021	2020
		(As Combined)
Cash Flows from Operating Activities
Net Income (Loss) from Operations	$(84,696,885)	$178,312
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation	34,164	13,062
Amortization of Right -Of - Use Asset	259,691	141,097
Amortization of Debt Discount	50,813,099	3,777
Shared-based Compensation	133,983	1,564,376
Foreign Exchange Rate Transaction Gain	(2,421,031)	(1,375,471)
Unrealized Loss (Gain) on Securities Investment	30,703,914	(1,561,486)
Loss on Equity Method Investment	102,306	140,740
Changes in Operating Assets and Liabilities
Real Estate	(2,584,817)	(2,387,115)
Account Receivables	(6,503)	497,845
Prepaid Expense	(1,480,203)	(411,057)
Investment in Securities	(952,509)	-
Inventory	33,236	(17,231)
Accounts Payable and Accrued Expenses	173,892	3,011,179
Accrued Interest - Related Parties	73,903	100,324
Deferred Revenue	52,057	940,699
Operating Lease Liability	(167,161)	(147,231)
Builder Deposits	(720,987)	(249,145)
Income Tax Payable	-	114,653
Net Cash Provided by (Used in) Operating Activities	(10,649,851)	557,328
Net Cash Used in Discontinued Operating Activities	-	(353,123)
Net Cash Provided by (Used in) Operating Activities	(10,649,851)	204,205

Cash Flows from Investing Activities
Purchase of Fixed Assets	(87,044)	(4,182)
Proceeds from Global Opportunity Fund Liquidation	-	301,976
Purchase of Investment Securities	(758,208)	-
Sales of Investment Securities to Related Party	2,480,000	-
Issuing Loan Receivable - Related Parties	(240,129)	(200,000)
Proceed from Loan Receivable - Related Parties	840,000	123,185
Net Cash Provided by Investing Activities	2,234,619	220,979
Net Cash Provided by Discontinued Investing Activities	-	-
Net Cash Provided by Investing Activities	2,234,619	220,979

Cash Flows from Financing Activities
Proceeds from Common stock Issuance	39,268,580	615,623
Proceeds from Exercise of Subsidiary Warrants	2,753,203	-
Proceeds Received in Advance of Warrant Exercise	-	1,419,605
Proceeds from Sale of Subsidiary Shares	280,000	2,264,791
Dividend Paid on Subsidiary Preferred Stock	(73,750)	(4,861)
Proceed from Note Payable	-	671,634
Proceed from PPP Loan	68,502	-
Distribution to Non-controlling Interest Shareholders	(1,151,500)	(197,400)
Repayment to Notes Payable	(690,035)	(265,367)
Proceeds from Notes Payable - Related Parties	5,545,495	-
Repayment to Notes Payable - Related Parties	(2,102,400)	202,167
Net Cash Provided by Financing Activities	43,898,095	4,706,192
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	43,898,095	4,706,192

Net Increase in Cash and Restricted Cash	34,482,863	5,131,376
Effects of Foreign Exchange Rates on Cash	(293,205)	14,844
Cash and Restricted Cash - Beginning of Period	31,735,479	8,552,744
Cash and Restricted Cash- End of Period	$66,925,137	$13,698,964

Supplementary Cash Flow Information
Cash Paid for Interest	$14,454	$8,031
Cash Paid for Taxes	$451,410	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized Loss on Investment	$(37,909)	$-
Initial Recognition of ROU / Lease Liability	$256,928	$-
Acquiring True Partner Stock by Issuing Promissory Note	$10,003,689	$-
Sale of Investment in Vivacitas to Related Party	$2,279,872	$-
Transactions under Common Control	$57,190,499	$-
Beneficial Conversion Feature	$(50,770,192)	$-
Convert Related Party Note Payable to Common Stock	$64,226,566	$-

See accompanying notes to consolidated unaudited financial statements.

  1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Alset EHome International Inc. (the “Company” or “AEI”), formerly known as HF Enterprises Inc., was incorporated in the State of Delaware on March 7, 2018 and 1,000 shares of common stock was issued to Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company. AEI is a diversified holding company principally engaged in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. The Company manages its principal businesses primarily through its subsidiary, Alset International Limited (“Alset International”, f.k.a. Singapore eDevelopment Limited), a company publicly traded on the Singapore Stock Exchange.

The Company has four operating segments based on the products and services offered. These include the three principal businesses that have been the majority of our operations – real estate, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities. At the present time, our financial services activities are reported under our other business activities. Our biohealth activities include the sale of consumer products.

  2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations over the past six months. As of and for the six months ended June 30, 2021, the Company had an accumulated deficit of $117,799,610 and a loss of $5,082,288 from operations.

As a result, these conditions may raise substantial doubt regarding our ability to continue as a going concern twelve months from the date of issuance of our consolidated financial statements. However, the Company expects to have high volume of cash in hand and strong operating cash inflows for at least the next twelve months. As of June 30, 2021, the Company had cash $59,529,026 and restricted cash $7,396,111 compared to cash $24,965,946 and restricted cash $6,769,533 as of December 31, 2020. SeD Maryland Development LLC has an $8 million credit line from Manufacturers and Traders Trust Company (“M&T Bank”) and the loan balance with M&T Bank was $0 as of June 30, 2021. Management has evaluated the conditions in relation to the Company’s ability to meet its obligations and plans to continue borrowing funds from third party financial institutions in order to meet the operating cash requirements. As of June 30, 2021 and December 31, 2020, the loans from related party were $5,989,374 and $2,534,281. Funding the Company’s operations is our first priority, before repaying related party debtors. Therefore, available cash will be used to fund the Company’s operations before related party debtor repayments. At the same time management will concurrently work with the related party debtors on a plan to repay the related party loans, which are repayable on demand.

During the six months ended June 30, 2021, the revenue from lot sales was approximately $8.5 million and revenue from our biohealth business was approximately $3.7 million. Furthermore, the Company had not defaulted on any principal and interest repayment on its loans and borrowings and had repaid one of its bank loans during the year.

As a result of management’s plans, high volume cash in bank accounts, favorable cash revenue from real estate and biohealth operations in six months ended on June 30, 2021, and availability of $8 million line of credit under M&T Bank loan agreement, the Company believes the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity and the failure to do so could negatively impact our future operations.

  3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of June 30, 2021 and December 31, 2020, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under AEI	State or other jurisdiction of incorporation or organization	June 30, 2021		December 31, 2020
		%		%
Hengfai International Pte. Ltd	Singapore	100		100
Hengfai Business Development Pte. Ltd	Singapore	100		100
Heng Fai Enterprises Pte. Ltd.	Singapore	-		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited (f.k.a. Singapore eDevelopment Limited)	Singapore	71.4		57.1
Singapore Construction & Development Pte. Ltd.	Singapore	71.4		57.1
Art eStudio Pte. Ltd.	Singapore	36.4	*	29.1	*
Singapore Construction Pte. Ltd.	Singapore	71.4		57.1
Global BioMedical Pte. Ltd.	Singapore	71.4		57.1
Alset Innovation Pte. Ltd. (f.k.a. SeD Investment Pte. Ltd.)	Singapore	71.4		57.1
Health Wealth Happiness Pte. Ltd.	Singapore	71.4		57.1
SeD Capital Pte. Ltd.	Singapore	71.4		57.1
LiquidValue Asset Management Pte. Ltd. (f.k.a. HengFai Asset Management Pte. Ltd.)	Singapore	76.6		46.9	*
SeD Home Limited	Hong Kong	71.4		57.1
SeD Management Pte. Ltd. (f.k.a. SeD Reits Management Pte. Ltd.)	Singapore	71.4		57.1
Global TechFund of Fund Pte. Ltd.	Singapore	71.4		57.1
Singapore eChainLogistic Pte. Ltd.	Singapore	71.4		57.1
BMI Capital Partners International Limited.	Hong Kong	71.4		57.1
SeD Perth Pty. Ltd.	Australia	71.4		57.1
SeD Intelligent Home Inc. (f.k.a SeD Home International, Inc.)	United States of America	71.4		57.1
LiquidValue Development Inc. (f.k.a. SeD Intelligent Home Inc.)	United States of America	71.4		57.1
Alset EHome Inc. (f.k.a. Alset iHome Inc., SeD Home & REITs Inc. and SeD Home, Inc.)	United States of America	71.4		57.1
SeD USA, LLC	United States of America	71.4		57.1
150 Black Oak GP, Inc.	United States of America	71.4		57.1
SeD Development USA Inc.	United States of America	71.4		57.1
150 CCM Black Oak, Ltd.	United States of America	71.4		57.1
SeD Texas Home, LLC	United States of America	71.4		57.1
SeD Ballenger, LLC	United States of America	71.4		57.1
SeD Maryland Development, LLC	United States of America	59.7		47.8	*
SeD Development Management, LLC	United States of America	60.7		48.6	*
SeD Builder, LLC	United States of America	71.4		57.1
GigWorld Inc. (f.k.a. HotApp Blockchain Inc.)	United States of America	71.2		57.0
HotApp BlockChain Pte. Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	71.2		57.0
HotApp International Limited	Hong Kong	71.2		57.0
HWH International, Inc.	United States of America	71.4		57.1
Health Wealth & Happiness Inc.	United States of America	71.4		57.1
HWH Multi-Strategy Investment, Inc.	United States of America	71.4		57.1
SeD REIT Inc.	United States of America	71.4		57.1
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	United States of America	71.2		57.0
HWH World Inc.	United States of America	71.2		57.0
HWH World Pte. Ltd.	Singapore	71.2		57.0
UBeauty Limited	Hong Kong	71.4		57.1
WeBeauty Korea Inc	Korea	71.4		57.1
HWH World Limited	Hong Kong	71.4		57.1
HWH World Inc.	Korea	71.4		57.1
Alset BioHealth Pte. Ltd.	Singapore	71.4		57.1
Alset Energy Pte. Ltd.	Singapore	71.4		57.1
Alset Payment Inc.	United States of America	71.4		57.1
Alset World Pte. Ltd.	Singapore	71.4		57.1
BioHealth Water Inc.	United States of America	71.4		57.1
Impact BioHealth Pte. Ltd.	Singapore	71.4		57.1
American Home REIT Inc.	United States of America	76.6		46.9	*
Alset Solar Inc.	United States of America	57.1		45.7	*
HWH KOR Inc.	United States of America	71.4		57.1
Open House Inc.	United States of America	71.4		57.1
Open Rental Inc.	United States of America	71.4		57.1
Hapi Cafe Inc. (Nevada)	United States of America	71.4		57.1
Global Solar REIT Inc.	United States of America	71.4		57.1
OpenBiz Inc.	United States of America	71.4		57.1
Hapi Cafe Inc. (Texas)	United States of America	100		100
HWH (S) Pte. Ltd.	Singapore	71.4		-
American Pacific Bancorp Inc.	United States of America	86.4		-
HengFeng Finance Limited	Hong Kong	86.4		-
Decentralize Finance Inc.	United States of America	86.4		-
True Partner International Limited	Hong Kong	100		-
LiquidValue Development Pte. Ltd.	Singapore	100		-
LiquidValue Development Limited.	Hong Kong	100		-
EPowerTech Inc.	United States of America	100		-
Alset EPower Inc.	United States of America	100		-

*	Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

On October 15, 2020, American Pacific Bancorp (which subsequently became a majority-owned subsidiary of the Company) entered into an acquisition agreement to acquire 3,500,001 common shares of HengFeng Finance Limited (“HFL”), representing 100% of the common shares of HFL, in consideration for $1,500,000, to be satisfied by the issuance and allotment of 250,000 shares of the Class A Common Stock of American Pacific Bancorp. HFL is incorporated in Hong Kong with limited liability. The principal activities of HFL are money lending, securities trading and investment. This transaction closed on April 21, 2021. This transaction between the Company and Chan Heng Fai is under common control of Chan Heng Fai.

The common control transactions resulted in the following basis of accounting for the financial reporting periods:

●	The acquisition of the Warrants and True Partner stock were accounted for prospectively as of March 12, 2021 and they did not represent a change in reporting entity.
●

The acquisition of LVD, APB and HFL were under common control and is consolidated in accordance with ASC 850-50. The consolidated financial statements were retrospectively adjusted for the acquisition of LVD, APB and HFL, and the operating results of LVD, APB and HFL as of January 1, 2020 for comparative purposes.

AEI’s stock price was $10.03 on March 12, 2021, the commitment date. The Beneficial Conversion Feature (“BCF”) intrinsic value was $50,770,192 for the four convertible promissory notes and was recorded as debt discount of convertible notes after these transactions. The debt discount attributable to the BCF is amortized over period from issuance to the date that the debt becomes convertible using the effective interest method. If the debt is converted, the discounted is amortized to finance cost in full immediately. On May 13, 2021 and June 14, 2021 all Alset CPNs of $63,920,128 and accrued interests of $306,438 were converted into 2,123 shares of series B preferred stock and 9,163,965 shares of common stock of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. These funds are required to remain as collateral for the loan until the loan is paid off in full and the loan agreement is terminated. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The funds in the escrow account are specifically used for the payment of the loan from M&T Bank. These funds are required to remain in the escrow account for the loan payment until the loan agreement terminates. As of June 30, 2021 and December 31, 2020, the total balance of these two accounts was $4,757,477 and $5,729,067, respectively.

As a condition to the loan agreement with National Australian Bank Limited in conjunction with the Perth project, an Australian real estate development project, the Company is required to maintain Australian Dollar 50,000, in a non-interest-bearing account. As of June 30, 2021 and December 31, 2020, the account balance was $37,540 and $38,550, respectively. These funds will remain as collateral for the loans until paid in full.

The Company puts money into brokerage accounts specifically for equity investment. As of June 30, 2021 and December 31, 2020, the cash balance in these brokerage accounts was $2,601,096 and $1,001,916, respectively.

Account Receivables and Allowance for Doubtful Accounts

Account receivables is stated at amounts due from buyers, contractors, and all third parties, net of an allowance for doubtful accounts. As of June 30, 2021 and December 31, 2020, the balance of account receivables was $1,180,881 and $1,366,194, respectively. Approximately $1 million and $1.3 million of account receivables as of June 30, 2021 and December 31, 2020, respectively, was from DSS with a merchant agreement, under which the Company uses DSS credit card platform to collect money from our direct sales.

The Company monitors its account receivables balances monthly to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to estimate its allowance for doubtful account receivables. The Company’s allowance for doubtful accounts represents an estimate of the losses expected to be incurred based on specifically identified accounts as well as nonspecific amount, when determined appropriate. Generally, the amount of the allowance is primarily decided by division management’s historical experience, the delinquency trends, the resolution rates, the aging of receivables, the credit quality indicators and financial health of specific customers. As of June 30, 2021 and December 31, 2020, the allowance was $0.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of June 30, 2021 and December 31, 2020, inventory consisted of finished goods from HWH World Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

Investment Securities

Investments represent equity investments with readily determinable fair values, equity-method investments, equity investments without readily determinable fair values and debt securities.

Investment Securities at Fair Value

The Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Amarantus BioScience Holdings (“AMBS”) and Ture Partner Capital Holding Limited (“True Partner”) are publicly traded companies. The Company does not have significant influence over AMBS and True Partner, as the Company is the beneficial owner of approximately 5.3% of the common shares of AMBS and 15.5% of True Partner. The stock’s fair value is determined by quoted stock prices.

On April 12, 2021 the Company acquired 6,500,000 common shares of Value Exchange International, Inc. (“Value Exchange International”), an OTC listed company, for an aggregate subscription price of $650,000. After the transaction the Company owns approximately 18% of Value Exchange International and does not have significant influence on it. The stock’s fair value is determined by quoted stock prices.

During the six months ended June 30, 2021, the Company subsidiaries established a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

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

●	The Company has significant influence over DSS. As of June 30, 2021 and December 31, 2020, the Company owned approximately 11.7% of the common stock of DSS. Our CEO is a Stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS.

●	The Company has significant influence over Holista as the Company and its CEO are the beneficial owner of approximately 16.8% of the outstanding shares of Holista and our CEO held a position on Holista’s Board of Directors.

●	The Company has significant influence over OptimumBank. Our CEO is the beneficial owner of approximately 3.9% of the outstanding shares of OptimumBank and holds a position on OptimumBank’s Board of Directors.

●	The Company has significant influence over APW as the Company is the beneficial owner of approximately 8.7% of the common shares of APW and one officer from the Company holds a director position on APW’s Board of Directors.

On March 2, 2020, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private startup company, in conjunction with the Company lending a $200,000 promissory note. For further details on this transaction, refer to Note 10 - Related Party Transactions, Note Receivable from a Related Party Company. As of June 30, 2021 and December 31, 2020, AMRE was a private company. Based on management’s analysis, the fair value of the AMRE warrants was $0 as of June 30, 2021 and December 31, 2020.

The Company held a stock option to purchase 250,000 shares of Vivacitas common stock at $1 per share at any time prior to the date of a public offering by Vivacitas. As of December 31, 2020, Vivacitas was a private company. Based on management’s analysis, the fair value of the Vivacitas stock option was $0 as of December 31, 2020. On March 18, 2021 the Company sold the subsidiary holding the ownership and stock option in Vivacitas to an indirect subsidiary of DSS. For further details on this transaction, refer to Note 10 - Related Party Transactions, Sale of Investment in Vivacitas to DSS.

Investment Securities at Cost

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss is recognized in the consolidated statements of comprehensive income equal to the amount by which the carrying value exceeds the fair value of the investment.

The Company had an equity holding in Vivacitas Oncology Inc. (“Vivacitas”), a private company that is currently not listed on an exchange. We measure Vivacitas at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Our ownership in Vivacitas was sold on March 18, 2021 to DSS for $2,480,000. The difference of $2,279,872 between the selling price and our original investment cost was recorded as additional paid capital considering a related party transaction. For further details on this transaction, refer to Note 10 – Related Party Transactions.

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

During the six months ended June 30, 2021, the Company invested $19,609 in K Beauty Research Lab Co., Ltd (“K Beauty”) for 18% ownership. K Beauty was established for sourcing, developing and producing variety of Korea-made beauty products as well as Korea - originated beauty contents for the purpose of distribution to HWH’s membership distribution channel.

There has been no indication of impairment or changes in observable prices via transactions of similar securities and investments are still carried at cost.

Investment Securities under Equity Method Accounting

The Company accounts for equity investment in entities with significant influence under equity-method accounting. Under this method, the Group’s pro rata share of income (loss) from investment is recognized in the consolidated statements of comprehensive income. Dividends received reduce the carrying amount of the investment. When the Company’s share of loss in an equity-method investee equals or exceeds its carrying value of the investment in that entity, the Company continues to report its share of equity method losses in the statements of comprehensive income to the extent and as an adjustment to the carrying amount of its other investments in the investee. Equity-method investment is reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other-than-temporary. In making this determination, factors are evaluated in determining whether a loss in value should be recognized. These include consideration of the intent and ability of the Group to hold investment and the ability of the investee to sustain an earnings capacity, justifying the carrying amount of the investment. Impairment losses are recognized in other expense when a decline in value is deemed to be other-than- temporary.

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns less than 1% of American Medical REIT Inc. (“AMRE”) as of June 30, 2021, a startup REIT company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. LiquidValue did not invest equity but provided a loan to AMRE (for further details on this transaction, refer to Note 10, Related Party Transactions). On balance sheet, the prorate loss from AMRE was recorded as a liability, accumulated losses on equity method investment. During three months ended June 30, 2021 and 2020, the investment losses from AMRE were $77,459 and $140,740, respectively. During six months ended June 30, 2021 and 2020, the investment losses from AMRE were $102,306 and $140,740, respectively. As of June 30, 2021 and December 31, 2020, the accumulated losses on equity method investment were $368,235 and $265,929, respectively.

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

On November 8, 2019, Impact BioMedical Inc., a subsidiary of the Company, purchased 50% of Sweet Sense from QI for $91,000 and recorded a loss from acquisition of $90,001. As of November 8, 2019, the total investment in joint venture was equal to $91,000 and the proportionate losses totaled $90,001. The transaction was not in the scope of ASC 805 Business Combinations since the acquisition was accounted for an asset purchase instead of a business combination. As an asset acquisition, the Company recorded the transaction at cost and applied ASC 730 to expense in-process research and development cost, the major cost of Sweet Sense. Consequently, Sweet Sense was an 81.8% owned subsidiary of Impact BioMedical Inc. and therefore, was consolidated into the Company’s condensed consolidated financial statements as of June 30, 2020. As a subsidiary of Impact BioMedical Inc., Sweet Sense was in the discontinued operations of Impact BioMedical Inc. (See Note 13 Discontinued Operations).

Joint Venture with Novum

On April 20, 2021 one of Company’s indirect subsidiaries, SeD Capital Pte. Ltd. (“SeD Capital”), entered into joint venture agreement with digital asset management firm Novum Alpha Pte Ltd (“Novum”). Pursuant to this agreement, SeD Capital will own 50% of the issued and paid-up capital in the joint venture company, Credas Capital Pte Ltd (“Credas”) with the remaining 50% shareholding stake held by Novum. Credas intends to develop and launch its maiden digital assets-based Exchange-Traded Product in the fourth quarter of 2021 on the SIX Swiss Exchange, Switzerland’s principal stock exchange and one of Europe’s largest stock exchanges.

Investment in Debt Securities

Debt securities are reported at fair value, with unrealized gains and losses (other than impairment losses) recognized in accumulated other comprehensive income or loss. Realized gains and losses on debt securities are recognized in the net income in the consolidated statements of comprehensive income. The Company monitors its investments for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, the operating performance of the companies including current earnings trends and other company-specific information.

The Company invested $50,000 in a convertible promissory note of Sharing Services, Inc. (“Sharing Services Convertible Note”), a company quoted on the US OTC market. The value of the convertible note was estimated by management using a Black-Scholes valuation model. The fair value of the note was $29,069 and $66,978 on June 30, 2021 and December 31, 2020, respectively.

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of June 30, 2021, the Management estimated that the fair value of the note to be $88,599, the initial transaction price.

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

The Company capitalized construction costs of approximately $0.2 million and $3.7 million for the three months ended June 30, 2021 and 2020, respectively. The Company capitalized construction costs of approximately $1.4 million and $6.1 million for the six months ended June 30, 2021 and 2020, respectively.

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

The Company did not record impairment on any of its projects during the three and six months ended on June 30, 2021 and 2020.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. On March 15, 2021 and May 11, 2021 Alset EHome, Inc. signed purchase agreements to acquire 30 homes in Montgomery County, Texas. By June 30, 2021, all of the 30 homes were closed for an aggregate purchase price of $6,825,907. All of these purchased homes are properties of our rental business.

Investments in Single-Family Residential Properties

The Company accounts for its investments in single-family residential properties as asset acquisitions and records these acquisitions at their purchase price. The purchase price is allocated between land, building, improvements and existing leases based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, title fees, property inspection and valuation fees, as well as other closing costs.

Building improvements and buildings are depreciated over estimated useful lives of approximately 10 to 27.5 years, respectively, using the straight-line method.

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the six months ended on June 30, 2021.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

The Company’s main business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger project, which represented approximately 70% and 99%, respectively, of the Company’s revenue in the six months ended on June 30, 2021 and 2020, is as follows:

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

Rental Revenue

The Company leases real estate properties to its tenants under leases that are predominately classified as operating leases, in accordance with ASC 842, Leases (“ASC 842”). Real estate rental revenue is comprised of minimum base rent and revenue from the collection of lease termination fees.

Rent from tenants is recorded in accordance with the terms of each lease agreement on a straight-line basis over the initial term of the lease. Rental revenue recognition begins when the tenant controls the space and continues through the term of the related lease. Generally, the Company’s leases provide the tenant with one or more multi-year renewal options, including mostly the same terms and conditions provided under the initial lease term, subject to rent increases

The Company defers rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within deferred revenues and other payables on the Company’s consolidated balance sheets.

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the six months ended June 30, 2021, the Company didn’t recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to realize the revenue more quickly. The selling prices range from $3,000 to $4,500 per home depending on the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation must be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the three months ended on June 30, 2021 and 2020, we recognized revenue $141,575 and $74,879 from FFB assessment, respectively. During the six months ended on June 30, 2021 and 2020, we recognized revenue $248,646 and $115,202 from FFB assessment, respectively.

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

Annual Membership

The Company collects an annual membership fee from its Distributors. The fee is fixed, paid in full at the time of joining the membership and non-refundable. The membership provides the member access to purchase products at a discount, use to certain back-office services, receive commissions for signing up new members, and attend corporate events. The Company recognizes revenue associated with the membership over the period of the membership. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $2,919,283 and $2,867,226 at June 30, 2021 and December 31, 2020, respectively.

Other Businesses

Remaining performance obligations

As of June 30, 2021 and December 31, 2020, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange gain of $958,334 and $796,709 loss during the three months ended on June 30, 2021 and 2020, respectively. The Company recorded foreign exchange gain of $2,421,031 and $1,463,773 during the six months ended on June 30, 2021 and 2020, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

For the three months ended on June 30, 2021, the Company recorded other comprehensive loss from foreign currency translation of $1,070,191 and a $626,872 gain in the three months ended June 30, 2020, in accumulated other comprehensive loss. For the six months ended on June 30, 2021, the Company recorded other comprehensive loss from foreign currency translation of $2,839,631 and a $1,047,149 loss in the six months ended June 30, 2020, in accumulated other comprehensive loss.

Non-controlling interests

Non-controlling interests represent the equity in subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the consolidated statements of operation and comprehensive income, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On June 30, 2021 and December 31, 2020, the aggregate non-controlling interests in the Company were $28,114,184 and $38,023,260, respectively.

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

As of June 30, 2021 and December 31, 2020, the capitalized financing costs were $3,257,033 and $3,513,535, respectively.

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

4.	CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of June 30, 2021 and December 31, 2020, uninsured cash and restricted cash balances were $63,973,230 and $25,752,637, respectively.

For the three months ended June 30, 2021, two customers accounted for approximately 97%, and 3% of the Company’s property and development revenue. For the three months ended June 30, 2020, two customers accounted for approximately 96%, and 4% of the Company’s property and development revenue. For the six months ended June 30, 2021, two customers accounted for approximately 97%, and 3% of the Company’s property and development revenue. For the six months ended June 30, 2020, two customers accounted for approximately 98%, and 2% of the Company’s property and development revenue.

5.	SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the CEO. The Company operates in and reports four business segments: real estate, digital transformation technology, biohealth, and other business activities. At the present time, our financial services activities are reported under our other business activities. Our biohealth revenues include the sale of consumer products. The Company’s reportable segments are determined based on the services they perform and the products they sell, not on the geographic area in which they operate. The Company’s chief operating decision maker evaluates segment performance based on segment revenue. Costs excluded from segment income (loss) before taxes and reported as “Other” consist of corporate general and administrative activities which are not allocable to the four reportable segments.

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the six months ended June 30, 2021 and 2020:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Six Months Ended June 30, 2021
Revenue	$8,478,673	$-	$3,671,673	$-	$12,150,346
Cost of Sales	(6,125,201)	-	(180,603)	-	(6,305,804)
Gross Margin	2,353,472	-	3,491,070	-	5,844,542
Operating Expenses	(625,555)	(69,375)	(1,910,582)	(8,321,318)	(10,926,830)
Operating Income (Loss)	1,727,917	(69,375)	1,580,488	(8,321,318)	(5,082,288)
Other Income (Expense)	(9,177)	617,562	(28,743,495)	(51,026,886)	(79,161,996)
Net Income (Loss) Before Income Tax	1,718,740	548,187	(27,163,007)	(59,348,204)	(84,244,284)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Six Months ended June 30, 2020
Revenue	$5,001,794	$-	$29,202	$-	$5,030,996
Cost of Sales	(3,992,926)	-	-	-	(3,992,926)
Gross Margin	1,008,868	-	29,202	-	1,038,070
Operating Expenses	(502,928)	(95,261)	(213,800)	(2,776,535)	(3,588,524)
Operating Income (Loss)	505,940	(95,261)	(184,598)	(2,776,535)	(2,550,454)
Other Income (Expense)	6,894	3	(17,208)	2,853,730	2,843,419
Net Income (Loss) Before Income Tax	512,834	(95,258)	(201,806)	77,195	292,965

June 30, 2021
Cash and Restricted Cash	$9,842,218	$154,738	$3,251,622	$53,676,559	$66,925,137
Total Assets	30,877,470	154,840	43,241,793	53,064,444	127,338,547

December 31, 2020
Cash and Restricted Cash	$8,150,769	$158,058	$1,590,265	$21,836,387	$31,735,479
Total Assets	28,954,484	158,160	524,603	78,076,498	107,713,745

6.	BUSINESS UNDER COMMON CONTROL

Due to the transactions with Chan Heng Fai on March 12, 2021 and acquisition of HengFeng Finance Limited (“HFL”) on April 21, 2021, transactions between entities under common control (for further details on these transactions, refer to Note 3 – Summary of Significant Accounting Policies), the Company has disclosed the Consolidated Statement of Operations and Other Comprehensive Income for the Six Months Ended on June 30, 2020 and Consolidated Balance Sheet as of December 31, 2020, to adjust the information on a consolidated basis as follows:

Consolidated Statement of Operations and Other Comprehensive Income for the Six Months Ended on June 30, 2020

	As Previously Reported	Acquisition of APB and HFL under Common Control	Acquisition of LVD Ltd under Common Control	As Combined
Revenue
Real Estate	$5,001,794	$-	$-	$5,001,794
Biohealth	29,202	-	-	29,202
Revenue
	5,030,996	-	-	5,030,996
Operating Expenses
Cost of Sales	3,992,926	-	-	3,992,926
General and Administrative	3,398,753	183,903	5,868	3,588,524
Total Operating Expenses	7,391,679	183,903	5,868	7,581,450

Loss From Operations	(2,360,683)	(183,903)	(5,868)	(2,550,454)

Other Income (Expense)
Interest Income	12,491	21,485	51	34,027
Interest Expense	(140,516)	-	-	(140,516)
Foreign Exchange Transaction Gain	1,375,471	-	88,302	1,463,773
Unrealized Gain (Loss) on Securities Investment	1,592,647	(31,259)	98	1,561,486
Realized Gain on Securities Investment	2,281		24,114	26,395
Loss on Investment on Security by Equity Method	(140,740)			(140,740)
Finance Costs	-	(4,890)	-	(4,890)
Other Income	42,002	1,882	-	43,884
Total Other Income (Expense), Net	2,743,636	(12,782)	112,565	2,843,419

Net Income (Loss) from Continuing Operations Before Income Taxes	382,953	(196,685)	106,967	292,965

Income Tax Expense from Continuing Operations	(114,653)	-	-	(114,653)

Net Income (Loss) from Continuing operations	268,300	(196,685)	106,697	178,312

Loss from Discontinued Operations, Net of Tax	(361,385)	-	-	(361,385)
Net Income (Loss)	(93,085)	(196,685)	106,697	(183,073)

Net Loss Attributable to Non-Controlling Interest	(620,433)	(12,588)	-	(633,021)

Net Income (Loss) Attributable to Common Stockholders	$527,348	$(184,097)	$106,697	$449,948

Other Comprehensive Loss, Net
Unrealized Gain on Securities Investment	516	-	-	516
Foreign Currency Translation Adjustment	(1,047,149)	-	-	(1,047,149)
Comprehensive Income (Loss)	(1,139,718)	(196,685)	106,697	(1,229,706)

Comprehensive Loss Attributable to Non-controlling Interests	(988,963)	(12,588)	-	(1,001,551)

Comprehensive Income (Loss) Attributable to Common Stockholders	$(150,755)	$(184,097)	$106,697	$(228,155)

Net Income (Loss) Per Share - Basic and Diluted
Continuing Operations	$0.08			$0.08
Discontinued Operations	$(0.03)			$(0.03)
Net Income Per Share	$0.05			$0.05

Weighted Average Common Shares Outstanding - Basic and Diluted	9,880,967			9,880,967

Consolidated Balance Sheet as of December 31, 2020

	As Previously Reported	Acquisition of APB and HFL under Common Control	Acquisition of LVD Ltd under Common Control	Eliminations	As Combined
Assets:
Current Assets:
Cash	$22,124,491	$2,348,478	$492,977	$-	$24,965,946
Restricted Cash	6,769,533	-	-	-	6,769,533
Account Receivables, Net	1,366,194	-	-	-	1,366,194
Other Receivables	270,222	279,177	95,177	-	644,576
Note Receivables - Related Party	624,986	24,583	-	-	649,569
Prepaid Expenses	1,470,680	-	-	-	1,470,680
Inventory	90,068	-	-	-	90,068
Investment in Securities at Fair Value	48,857,483	313,343	1,631	-	49,172,457
Investment in Securities at Cost	280,516	-	-	-	280,516
Investment in Securities on Equity Method	-	-	74,535	(74,535)	-
Deposits	47,019	1,801	-	-	48,820
Total Current Assets	81,901,192	2,967,382	664,320	(74,535)	85,458,359

Real Estate
Properties under Development	20,505,591	-	-	-	20,505,591
Operating Lease Right-Of-Use Asset	574,754	-	-	-	574,754
Deposit	249,676	-	-	-	249,676
Loan Receivable	-	840,000	-	-	840,000
Property and Equipment, Net	85,365	-	-	-	85,365
Total Assets	$103,316,578	$3,807,382	$664,320	$(74,535)	$107,713,745

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,553,132	$118,133	$-	$-	$1,671,226
Deferred Revenue	2,867,226	-	-	-	2,867,226
Builder Deposits	1,262,336	-	-	-	1,262,336
Operating Lease Liability	381,412	-	-	-	381,412
Note Payable	172,706	-	-	-	172,706
Note Payable- Related Parties	1,526,208	184,250	823,823	-	2,534,281
Total Current Liabilities	7,763,020	302,383	823,823	-	8,889,226
Long-Term Liabilities:
Builder Deposits	-	-	-	-	-
Operating Lease Liability	193,342	-	-	-	193,342
Notes Payable	636,362	-	-	-	636,362
Total Liabilities	8,592,724	302,383	823,823	-	9,718,930

Stockholders’ Equity:
Common Stock	8,570	47,756	-	(47,756)	8,570
Additional Paid in Capital	97,950,440	3,975,261	756,487	47,756	102,729,944
Accumulated Deficit	(43,010,991)	(993,296)	(906,010)	-	(44,910,297)
Accumulated Other Comprehensive Income (Loss)	2,153,318	-	(9,980)	-	2,143,338
Total Stockholders’ Equity	57,101,337	3,029,721	(159,503)	-	59,971,555
Non-controlling Interests	37,622,517	475,278	-	(74,535)	38,023,260
Total Stockholders’ Equity	94,723,854	3,504,999	(159,503)	(74,535)	97,994,815

Total Liabilities and Stockholders’ Equity	$103,316,578	$3,807,382	$664,320	$(74,535)	$107,713,745

7.	REAL ESTATE ASSETS

As of June 30, 2021 and December 31, 2020, real estate assets consisted of the following:

	June 30, 2021	December 31, 2020

Construction in Progress	$6,498,049	$9,567,841
Land Held for Development	9,781,674	10,937,750
Rental Properties, net	6,810,685	-
Total Real Estate Assets	$23,090,408	$20,505,591

Single family residential properties

As of June 30, 2021, the Company owns 30 Single Family Residential Properties (“SFRs”) in Montgomery County, Texas. The Company’s aggregate investment in those SFRs was $6.8 million. Depreciation expense was $15,222 and $0 in three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $15,222 and $0 in six months ended June 30, 2021 and 2020, respectively.

The following table presents the summary of our SRFs as of June 30, 2021:

	Number of Homes	Aggregate investment	Average Investment per Home
SFRs	30	$6,825,907	$227,530

8.	BUILDER DEPOSITS

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On June 30, 2021 and December 31, 2020, there were $541,349 and $1,262,336 held on deposit, respectively.

9.	NOTES PAYABLE

As of June 30, 2021 and December 31, 2020, notes payable consisted of the following:

	June 30, 2021	December 31, 2020
M&T Bank Loan, Net of Debt Discount	-	636,362
PPP Loan	68,502	-
Australia Loan	168,181	172,706
Total notes payable	$236,683	$809,068

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of June 30, 2021, the outstanding balance of the revolving loan was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process.

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

During the year ended December 31, 2020 Alset EHome borrowed $664,810 from M&T Bank, incurring at the same time a loan origination fees of $61,679 which were amortized over the term of the loan. As of December 31, 2020, the remaining unamortized debt discount was $42,906. The loan in the amount of $664,810, together with all accrued interests of $25,225, was paid off on May 28, 2021. The loan was closed in June 2021. Additionally, the debt discount of $42,907 was fully amortized during the six months ended June 30, 2021.

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

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven. As of June 30, 2021, we owed $68,502 to M&T Bank.

Australia Loan

On January 7, 2017, SeD Perth Pty Ltd (“SeD Perth”) entered into a loan agreement with National Australian Bank Limited (the “Australia Loan”) for the purpose of funding land development. The loan facility provides SeD Perth with access to funding of up to approximately $460,000 and matures on December 31, 2018. The Australia Loan is secured by both the land under development and a pledged deposit of $35,276. This loan is denominated in AUD. Personal guarantees amounting to approximately $500,000 have been provided by our CEO, Chan Heng Fai and by Rajen Manicka, the CEO of Holista CollTech and Co-founder of iGalen Inc. The interest rate on the Australia Loan is based on the weighted average interest rates applicable to each of the business markets facility components as defined within the loan agreement, ranging from 4.12% to 4.86% per annum for the six months ended June 30, 2021 and from 4.36% to 5.57% per annum for the six months ended June 30, 2020. On September 7, 2017 the Australia Loan was amended to reduce the maximum borrowing capacity to approximately $179,000. During 2020, the terms of the Australia Loan were amended to reflect an extended maturity date of April 30, 2022. This was accounted for as a debt modification. The Company did not pay fees to the National Australian Bank Limited for the modification of the loan agreement.

10.	RELATED PARTY TRANSACTIONS

Personal Guarantees by Directors

As of June 30, 2021 and December 31, 2020, a director of the Company had provided personal guarantees amounting to approximately $500,000, to secure external loans from financial institutions for AEI and the consolidated entities.

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

Purchase of stock in True Partners Capital Holding Limited

On March 12, 2021, the Company purchased 62,122,908 ordinary shares of True Partners Capital Holding Limited for $6,729,629 from a related party. The fair market value of stock on acquisition date was $10,003,689. The difference between purchase price and fair market value of $3,274,060 was recorded as equity transaction on Company’s consolidated statement of stockholders’ equity.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to LiquidValue Development Pte. Ltd. and its subsidiary LiquidValue Development Limited for the general operations. As of June 30, 2021 and December 31, 2020, the outstanding balance was approximately $836,198 and $823,823, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Alset EHome International for the Company’s general operations. The advance was paid back during the six months ended June 30, 2021 and as of June 30, 2021 and December 31, 2020, the outstanding balance was $0 and $178,400, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of June 30, 2021 and December 31, 2020, the outstanding balance was $14,002 and $14,379, respectively.

On August 20, 2020, the Company acquired 30,000,000 common shares from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. During the six months ended June 30, 2021, the Company paid back $1,321,600 and as of June 30, 2021 and December 31, 2020 the amount outstanding was $11,829 and $1,333,429, respectively.

On March 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, for four proposed transactions, consisting of (i) purchase of certain warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International Limited (“Alset International”), which was valued at $28,363,966; (ii) purchase of all of the issued and outstanding stock of LiquidValue Development Pte Ltd. (“LVD”), which was valued at $173,395; (iii) purchase of 62,122,908 ordinary shares in True Partners Capital Holding Limited (HKG: 8657) (“True Partners”), which was valued at $6,729,629; and (iv) purchase of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”), which was valued at $28,653,138. The total amount of above four transactions was $63,920,129, payable on the Closing Date by the Company, in the convertible promissory notes (“Alset CPNs”), which, subject to the terms and conditions of the Alset CPNs and the Company’s shareholder approval, shall be convertible into shares of the Company’s common stock (“AEI Common Stock”), at par value of $0.001 per share, at the conversion price of AEI’s Stock Market Price. AEI’s Stock Market Price shall be $5.59 per share, equivalent to the average of the five closing per share prices of AEI Common Stock preceding January 4, 2021 as quoted by Bloomberg L.P. AEI’s stock price was $10.03 on March 12, 2021, the commitment date. The Beneficial Conversion Feature (“BCF”) intrinsic value was $50,770,192 for the four convertible promissory notes and was recorded as debt discount of convertible notes after the transaction. On May 13 and June 14, 2021 all Alset CPNs of $63,920,128 and accrued interests of $306,438 were converted into 2,123 shares of series B preferred stock and 9,163,965 shares of common stock of the Company.

On May 14, 2021, Alset EHome International Inc., a Delaware corporation (the “Company”), borrowed S$7,395,472 Singapore Dollars (equal to approximately $5,545,495 U.S. Dollars) from Chan Heng Fai. The unpaid principal amount of the Loan shall be due and payable on May 14, 2022 and the Loan shall have no interest. As of June 30, 2021 the outstanding balance was $4,943,095.

Chan Heng Fai provided an interest-free, due on demand advance to HengFeng Finance Limited for the general operations. As of June 30, 2021 and December 31, 2020, the outstanding balance was $184,250 and $0, respectively.

Management Fees

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company’s subsidiary LiquidValue Development, has had a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company has paid a monthly fee of $20,000 for these consulting services. The Company incurred expenses of $60,000 and $60,000 for the three months ended June 30, 2021 and 2020, respectively. Company incurred expenses of $120,000 and $120,000 for the six months ended June 30, 2021 and 2020, respectively, which were capitalized as part of Real Estate on the Company’s Consolidated Balance Sheet as the services relate to property and project management. In June 2021, MacKenzie Equity Partners was granted an additional $60,000 bonus payment. On June 30, 2021 and December 31, 2020, the Company owed this related party $20,000 and $0, respectively.

Consulting Services

Chan Tung Moe was engaged as a consultant by the Company through Pop Motion Consulting Pte. Ltd. Chan Tung Moe is the son of Chan Heng Fai, the Chairman and CEO of our Company. In August of 2020, this consulting agreement was terminated, and Chan Tung Moe became an employee of Alset International as Chief Development Officer. Chan Tung Moe was appointed as Executive Director of Alset International Limited on December 11, 2020 and on March 1, 2021, he was appointed as Co-Chief Executive Officer of Alset International Limited. Chan Tung Moe was appointed as Co-Chief Executive Officer of Alset EHome International on July 1, 2021.

The Company incurred expense of $0 and $59,144 for the three months ended June 30, 2021 and 2020, respectively. The Company incurred expense of $0 and $118,288 for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company owed Pop Motion a consulting fee of $0.

Notes Receivable from Related Party Companies

On March 2, 2020 LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received a $200,000 Promissory Note from American Medical REIT Inc. (“AMRE”), a company which is less than 1% owned by LiquidValue as of June 30, 2021. Chan Heng Fai and Chan Tung Moe from Alset International are directors of American Medical REIT Inc. The note carries interests of 8% and is payable in two years. LiquidValue also received warrants to purchase AMRE shares at the Exercise Price $5.00 per share. The amount of the warrants equals to the note principle divided by the Exercise Price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the Exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. As of June 30, 2021 and December 31, 2020, the fair market value of the warrants was $0. The Company accrued $21,366 and $13,431 interest income as of June 30, 2021 and December 31, 2020, respectively.

On January 24, 2017, SeD Capital Pte Ltd, a 100% owned subsidiary of Alset International lent $350,000 to iGalen. The term of the loan was two years, with an interest rate of 3% per annum for the first of year and 5% per annum for the second year. The expiration term was renewed as due on demand after two years with 5% per annum interest rate. As of June 30, 2021 and December 31, 2020, the outstanding principle was $350,000 and accrued interest was $70,291 and $61,555, respectively.

As of June 30, 2021, the Company provided advances for operation of $234,744 to Hyten, a direct sales company in Thailand of which the Company holds approximately 19% ownership. The Company provided advances for operation of $29,968 to APW, a related party company of which the Company holds 8.7% ownership.

Loan to Employees

On November 24, 2020, American Pacific Bancorp. Inc. lent $560,000 to Chan Tung Moe, an officer of one of the subsidiaries of the Company and son of Chan Heng Fai, Chairman and Chief Executive Officer of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 80,000 shares of Alset EHome International. On November 24, 2020, American Pacific Bancorp. Inc. lent $280,000 to Lim Sheng Hon Danny, an employee of one of the subsidiaries of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 40,000 shares of Alset EHome International. Subsequent to the making of these loans, the Company acquired the majority of the issued and outstanding common stock of American Pacific Bancorp. As of June 30, 2021, both principal and interest, $840,000 and $28,031, of both loans to Chan Tung Moe and Lim Sheng Hong, were fully paid off.

11.	EQUITY

On June 14, 2021, the Company filed an amendment (the “Amendment”) to its Third Amended and Restated Certificate of Incorporation, as amended, to increase the Company’s authorized share capital. The Amendment increased the Company’s authorized share capital to 250,000,000 common shares and 25,000,000 preferred shares, from 20,000,000 common shares and 5,000,000 preferred shares, respectively.

The Company has designated 6,380 preferred shares as Series A Preferred Stock and 2,132 as Series B Preferred Stock.

Holders of the Series A Preferred Stock shall be entitled to receive dividends equal, on an as-if-converted basis, to and in the same form as dividends actually paid on shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) when, as and if paid on shares of Common Stock. Each holder of outstanding Series A Preferred Stock is entitled to vote equal to the number of whole shares of Common Stock into which each share of the Series A Preferred Stock is convertible. Holders of Series A Preferred Stock are entitled, upon liquidation of the Company, to receive the same amount that a holder of Series A Preferred Stock would receive if the Series A Preferred Stock were fully converted into Common Stock.

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

The Company analyzed the Preferred stock and the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

On January 19, 2021, the Company issued 10,000 shares of its common stock as compensation for public relations services at a fair value of $60,900.

On May 3, 2021, the Company entered into a Loan and Exchange Agreement with its Chief Executive Officer, Chan Heng Fai pursuant to which he loaned the Company his shares of Common Stock of the Company by exchanging 6,380,000 shares of common stock which he owned for an aggregate of 6,380 shares of the Company’s newly designated Series A Convertible Preferred Stock. Effective upon the filing of the Amendment in June 2021, the Company issued an entity owned by Chan Heng Fai 6,380,000 shares of common stock upon the automatic conversion of all 6,380 outstanding shares of the Company’s Series A Convertible Preferred Stock.

On May 12, 2021 the Company entered into an Exchange Agreement with Chan Heng Fai, pursuant to which he converted $13,000,000 of note payable for 2,132 shares of the Company’s newly designated Series B Preferred Stock. Effective upon the filing of the Amendment in June 2021, the Company issued Chan Heng Fai 2,132,000 shares of common stock upon the automatic conversion of all 2,132 outstanding shares of the Company’s Series B Convertible Preferred Stock.

On May 10, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of (i) 4,700,637 common units (the “Common Units”), at a price to the public of $5.07 per Common Unit, with each Common Unit consisting of (a) one share of common stock, par value $0.001 per share (the “Common Stock”), (b) one Series A warrant (the “Series A Warrant” and collectively, the “Series A Warrants”) to purchase one share of Common Stock with an initial exercise price of $5.07 per whole share, exercisable until the fifth anniversary of the issuance date, and (c) one Series B warrant (the “Series B Warrant” and collectively, the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase one-half share of Common Stock with an initial exercise price of $6.59 per whole share, exercisable until the fifth anniversary of the issuance date and (ii) 1,611,000 pre-funded units (the “Pre-funded Units”), at a price to the public of $5.06 per Pre-funded Unit, with each Pre-funded Unit consisting of (a) one pre-funded warrant (the “Pre-funded Warrant” and collectively, the “Pre-funded Warrants”) to purchase one share of Common Stock, (b) one Series A Warrant and (c) one Series B Warrant. The shares of Common Stock, the Pre-funded Warrants, and the Warrants were offered together, but the securities contained in the Common Units and the Pre-funded Units were issued separately. Following the offering, all the investors exercised their Pre-funded Units and additional 1,611,000 shares of common stock and Series A and Series B Warrants were issued.

The Company also granted the Underwriters a 45-day over-allotment option to purchase up to 808,363 additional shares of Common Stock and/or up to 808,363 additional Series A Warrants to purchase 808,363 shares of Common Stock, and/or up to 808,363 additional Series B warrants to purchase 404,181 shares of Common Stock. The Offering, including the partial exercise of the Underwriters’ over-allotment option to purchase 808,363 Series A Warrants and 808,363 Series B Warrants, closed on May 13, 2021. During the month of June, 2021, Aegis exercised its option to purchase an additional 808,363 common shares at a price of $5.07 per common share and as of June 30, 2021 still holds 808,363 Series B Warrants. During the month of June, 2021, investors exercised 1,266,025 of Series A Warrants and 6,598 of Series B Warrants. As a result of the offering and subsequent exercise notice received for the pre-funded units and warrants, the Company issued 8,389,324 common shares As a result of the offering and subsequent exercise notice received for the pre-funded units and warrants, and the net proceeds to the Company were $39,268,580.

The Company incurred approximately $88,848 in expenses related to the Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the May 2021 offering and warrants exercised as of June 30, 2021.

	Shares	Par value	Amount received
Offering	4,700,637	$4,701	$29,145,056
Exercise of Pre-Funded Units	1,611,000	$1,611	$16,110
Exercise of Underwriter’s Series A Warrants	808,363	$808	$3,755,774
Exercise of Series A and Series B Warrants	1,269,324	$1,269	$6,440,487
Offering Expenses	-	$-	$(88,848)
Total	8,389,324	$8,389	$39,268,580

On June 30, 2021, there were 28,265,289 common shares issued and outstanding.

The following table summarizes the warrant activity for the six months ended June 30, 2021.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2020	108,000	$9.80	2.91	$-
Warrants Vested and exercisable at December 31, 2020	108,000	$9.80	2.91	$-
Granted	14,240,000	4.18
Exercised	(2,080,986)	5.06
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of June 30, 2021	12,267,014	$4.08	4.85	$3,077,823
Warrants Vested and exercisable at June 30, 2021	12,267,014	$4.08	4.85	$3,077,823

GigWorld Inc. Sale of Shares

During the six months ended, June 30, 2021, the Company sold 280,000 shares of GigWorld to international investors for the amount of $280,000, which was booked as addition paid-in capital. The Company held 505,381,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

During the six months ended, June 30, 2020, the Company sold 37,300 shares of GigWorld to international investors for the amount of $32,300, which was booked as addition paid-in capital. The Company held 500,821,889 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

During the six months ended June 30, 2021 and 2020, the sales of GigWorld’s shares were de minimis compared to its outstanding shares and did not change the minority interest.

Distribution to Minority Shareholder

During six months ended June 30, 2021, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $1,151,500 in distribution to the minority shareholder. During six months ended June 30, 2020, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $197,400 in distribution to the minority shareholder.

Changes of Ownership of Alset International

In the six months ended June 30, 2021, Alset International issued 1,160,581,454 common shares through warrants exercise with exercise price of approximately $0.03 per share and received $35,878,698 cash, which included approximately $33 million from Alset EHome International to exercise its warrants to purchase Alset International common shares. The warrant exercise transactions between Alset EHome International and Alset International were intercompany transactions and only affected change in non-controlling interest on the consolidated statements of stockholders’ equity. During the six months ended June 30, 2021, the stock-based compensation expense of Alset International was $73,292 with the issuance of 1,500,000 shares to an officer. The Company’s ownership of Alset International changed from 57.1% as of December 31, 2020 to 71.4% as of June 30, 2021.

A subsidiary Issuing Stock

In March, 2020, American Pacific Bancorp. (which subsequently became a majority-owned subsidiary of the Company) commenced a private offering of units of its securities. Each unit was comprised of one share of its Class A Common Stock with par value of $0.01 per share and its one share of Series A 5% Cumulative Preferred Stock with a par value of $0.01 per share, at a subscription price of $6 per unit. The net proceeds from investors from this private offering were $2,232,491 as of June 30, 2020.

  12. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one year. Future minimum rental revenue under existing leases on our properties at June 30, 2021 in each calendar year through the end of their terms are as follows:

2021	$97,350
2022	75,403
Total Future Receipts	$172,753

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a property management fee of $90 per month per property unit and a leasing fee equal to one month of each lease’s annual rent. For the three months ended June 30, 2021 and 2020, property management fees incurred by the property managers were $2,740 and $0, respectively. For the six months ended June 30, 2021 and 2020, property management fees incurred by the property managers were $2,740 and $0, respectively. For the three months ended June 30, 2021 and 2020, leasing fees incurred by the property managers were $14,475 and $0, respectively. For the six months ended June 30, 2021 and 2020, leasing fees incurred by the property managers were $14,475 and $0, respectively.

13. DISCONTINUED OPERATIONS

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

Impact BioMedical Inc and its subsidiaries have financial reporting. The transaction is a disposal by sale and has a major effect on our financial results. Since it meets all of the test criteria set forth above, we have treated this disposal transaction as a discontinued operations in our consolidated financial statements.

On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares (however, any conversion will be subject to the blocker GBM has agreed to, as described above). After this transaction, we held 500,001 shares of the common stock of DSS, representing 9.7% of the outstanding common stock of DSS. Our CEO, Chan Heng Fai owned an additional 14.5% of the common stock of DSS (not including any common or preferred shares we held) and is the executive chairman of the board of directors of DSS. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. ASC 820, Fair Value Measurement and Disclosures, defines the fair value of the financial assets. We value DSS common stock under level 1 category through quoted prices and preferred stock under level 2 category through the value of the common shares into which the preferred shares are convertible. The quoted price of DSS common stock was $6.95 as of August 21, 2020. The total fair value of DSS common and preferred stocks GBM received as consideration for the disposal of Impact BioMedical was $53,626,548. As of August 21, 2020, the net asset value of Impact BioMedical was $57,143. The difference of $53,569,405 was recorded as additional paid in capital. We did not recognize gain or loss from this transaction as it was a related party transaction.

During the three months ended June 30, 2021 and 2020, the discontinued operation loss from Impact BioMedical Inc was $0 and $361,385, respectively. During the six months ended June 30, 2021 and 2020 the discontinued operation loss from Impact BioMedical Inc was $0 and $361,385, respectively.

On October 16, 2020, GBM converted an aggregate of 4,293 shares of Series A Convertible Preferred Stock into 662,500 shares of the common stock of DSS. On May 25, 2021 and again on June 21, 2021, GBM converted an aggregate of 42,575 shares of Series A Convertible Preferred Stock into 6,570,170 shares of the common stock of DSS. We now own approximately 11.8% of the common stock of DSS, and our CEO, Chan Heng Fai, owns an additional 3.1% of the common stock of DSS (not including any common shares we hold).

  14. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2021	$(48,758)	$2,258,017	$(65,921)	$2,143,338

Other Comprehensive Income	(1,135)	(1,010,527)	(39,067)	(1,050,729)

Balance at March 31, 2021	$(49,893)	$1,247,490	$(104,988)	$1,092,609

Other Comprehensive Income	(25,663)	(764,544)	(343,225)	(1,133,432)

Balance at June 30, 2021	$(75,556)	$482,946	$(448,213)	$(40,823)

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2020	$(59,888)	$1,603,145	$(84,968)	$1,458,289

Other Comprehensive Income	(8,240)	(1,094,810)	-	(1,103,050)

Balance at March 31, 2020	$(68,128)	$508,335	$(84,968)	$355,239

Other Comprehensive Income	8,147	389,413	(18,317)	379,243

Balance at June 30, 2020	$(59,981)	$897,748	$(103,285)	$734,482

  15. INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of June 30, 2021 and December 31, 2020:

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
June 30, 2021
Assets
Investment Securities- Fair Value	$14,784,540	$27,004,907	$-	$-	$27,004,907
Investment Securities- Trading	968,525	954,109	-	-	954,109
Convertible Preferred Stock	42,889,000	-	-	-	-
Convertible Note Receivable	138,599	-	-	117,668	117,668
Warrants - American Premium Water	860,342	-	-	2,048,747	2,048,747
Warrants - AMRE	-	-	-	-	-

Total Investment in securities at Fair Value	$59,641,006	$27,959,016	$-	$2,166,415	$30,125,431

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
December 31, 2020
Assets
Investment securities- Fair Value Option	$7,404,911	$10,549,102	$-	$-	$10,549,102
Investment securities- Trading	17,650	18,654	-	-	18,654
Convertible preferred stock	42,889,000	-	-	37,675,000	37,675,000
Convertible note receivable	50,000	-	-	66,978	66,978
Warrants - American Premium Water	860,342	-	-	862,723	862,723
Warrants - AMRE	-	-	-	-	-
Stock Options - Vivacitas	-	-	-	-	-
Total Investment in securities at Fair Value	$51,221,903	$10,567,756	$-	$38,604,701	$49,172,457

Realized gain on investment securities for the six months ended June 30, 2021 and 2020 was $296,961 and $26,395, respectively. Unrealized loss on securities investment was $30,703,914 in the six months ended June 30, 2021 and unrealized gain on securities investment was $1,561,486 in the six months ended on June 30, 2020. These gains and losses were recorded directly to net income (loss). The change in fair value of the convertible note receivable in the six months ended June 30, 2021 and 2020 was $37,909 and $516, respectively, and was recorded in consolidated statements of stockholders’ equity.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at June 30, 2021 and December 31, 2020, respectively.

	Share price			Market Value
	6/30/2021	Shares		6/30/2021	Valuation

DSS (Related Party)	$1.790	7,732,671	*	$13,841,481	Investment in Securities at Fair Value

AMBS (Related Party)	$0.008	20,000,000		$150,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.044	46,226,673		$2,047,424	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.007	122,039,000		$817,661	Investment in Securities at Fair Value

OptimumBank (Related Party)	$4.820	92,980		$448,164	Investment in Securities at Fair Value

True Partners	$0.135	62,122,908		$8,400,177	Investment in Securities at Fair Value

Value Exchange	$0.200	6,500,000		$1,300,000	Investment in Securities at Fair Value

Trading Stocks				$954,109	Investment in Securities at Fair Value

	Total Level 1 Equity Securities			$27,959,016
Nervotech	N/A	1,666		$37,826	Investment in Securities at Cost
Hyten Global	N/A	20,000		$42,562	Investment in Securities at Cost
K Beauty	N/A	3,600		$19,609	Investment in Securities at Cost
	Total Equity Securities			$28,059,013

	Share price			Market Value
	12/31/2020	Shares		12/31/2020	Valuation

DSS (Related Party)	$6.240	1,162,501	*	$7,254,006	Investment in Securities at Fair Value

AMBS (Related Party)	$0.008	20,000,000		$160,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.055	46,226,673		$2,565,469	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.002	122,039,000		$256,284	Investment in Securities at Fair Value

OptimumBank (Related Party)	$3.370	92,980		$313,343	Investment in Securities at Fair Value

Trading Stocks				$18,654	Investment in Securities at Fair Value

	Total Level 1 Equity Securities			$10,567,756
Vivacitas (Related Party)	N/A	2,480,000		$200,128	Investment in Securities at Cost
Nervotech	N/A	1,666		$37,826	Investment in Securities at Cost
Hyten Global	N/A	20,000		$42,562	Investment in Securities at Cost

	Total Equity Securities			$10,848,272

*	Ratio of 1-for-30 (the “Reverse Split”) was effective at 5:01 p.m. Eastern Time on May 7, 2020 (the “Effective Time”)

DSS convertible preferred stock

In six months ended June 30, 2021 Global BioMedical Pte Ltd. converted 42,575 preferred stock of DSS into 6,570,170 common shares of DSS.

Sharing Services Convertible Note

The fair value of the Sharing Services Convertible Note under level 3 category as of June 30, 2021 and December 31, 2020 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	June 30, 2021	December 31, 2020

Dividend yield	0.00%	0.00%
Expected volatility	158.61%	210.07%
Risk free interest rate	3.25%	0.13%
Contractual term (in years)	1.26	11.76
Exercise price	$0.15	$0.15

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

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2021 and 2020:

Total
Balance at January 1, 2021	$66,978
Total losses	(1,987)
Balance at March 31, 2021	$64,991
Total losses	(35,922)
Balance at June 30, 2021	$29,069

Total
Balance at January 1, 2020	$26,209
Total losses	(12,599)
Balance at March 31, 2020	$13,610
Total gain	13,115
Balance at June 30, 2020	$26,725

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible bond of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of June 30, 2021, the management estimated that the fair value of this note remained unchanged from its initial purchase price

Warrants

On March 2, 2020, the Company received warrants to purchase shares of AMRE, a related party private startup company, in conjunction with the Company lending a $200,000 promissory note. For further details on this transaction, refer to Note 10 Related Party Transactions, Note Receivable from a Related Party Company. As of June 30, 2021 and December 31, 2020, AMRE was a private company. Based the management’s analysis, the fair value of the warrants was $0 as of June 30, 2021 and December 31, 2020.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 122,039,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. We value APW warrants under level 3 category through a Black-Scholes option pricing model and the fair value of the warrants from APW were $862,723 as of December 31, 2020 and $2,048,747 as of June 30, 2021.

The fair value of the APW warrants under level 3 category as of June 30, 2021 and December 31, 2020 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	June 30, 2021	December 31, 2020

Stock Price	$0.0067	$0.0021
Exercise price	0.001	0.001
Risk free interest rate	1.40%	0.88%
Annualized volatility	205.71%	178.86%
Year to maturity	9.07	9.58

  16. COMMITMENTS AND CONTINGENCIES

Lots Sales Agreement

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2014, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland will convert the 5.9 acre CCRC parcel to 36 lots (the 28 feet wide villa lot) and sell to NVR. SeD Maryland pursued the required zoning approval to change the number of such lots from 85 to 121, which was approved in July 2019. Subsequently, SeD Maryland Development signed Fourth Amendment to the Lot Purchase Agreement, pursuant to which NVR agreed to purchase all of the new 121 lots.

During the three months ended on June 30, 2021 and 2020, NVR purchased 31 lots and 19 lots, respectively. During the six months ended on June 30, 2021 and 2020, NVR purchased 58 lots and 46 lots, respectively. Through June 30, 2021 and December 31, 2020, NVR had purchased a total of 446 and 388 lots, respectively.

Leases

The Company leases offices in Maryland, Singapore, Magnolia, Texas, Hong Kong and South Korea through leased spaces aggregating approximately 15,811 square feet, under leases expiring on various dates from December 2020 to March 2024. The leases have rental rates ranging from $2,265 to $23,297 per month. Our total rent expense under these office leases was $140,271 and $85,558 in the three months ended June 30, 2021 and 2020, respectively. Our total rent expense under these office leases was $272,985 and $171,116 in the six months ended June 30, 2021 and 2020, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2020	Renewed Lease term in 2021
Singapore	June 2020 to May 2021	June 2021 to May 2022
Hong Kong	October 2020 to October 2022
South Korea	August 2020 to August 2022
Magnolia, Texas, USA	November 2019 to April 2021	May 2021 to October 2021
Bethesda, Maryland, USA	August 2015 to December 2020	January 2021 to March 2024

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are 3.9% in 2021 and at a range from 0.5% to 4.5% per annum in 2020, which were used as the discount rates. The balances of operating lease right-of-use assets and operating lease liabilities as of June 30, 2021 were $728,828 and $741,915, respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2020 were $574,754 and $574,754, respectively.

The table below summarizes future payments due under these leases as of June 30, 2021.

For the Years Ended December 31:

2021	$280,947
2022	361,405
2023	95,104
2024	24,430
Total Minimum Lease Payments	761,886
Less: Effect of Discounting	(19,971)
Present Value of Future Minimum Lease Payments	741,915
Less: Current Obligations under Leases	(147,135)
Long-term Lease Obligations	$594,780

  17. DIRECTORS AND EMPLOYEES’ BENEFITS

Stock Option plans AEI

The Company reserves 500,000 shares of common stock under the Incentive Compensation Plan for high-quality executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. This plan is meant to enable such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expand their maximum efforts in the creation of shareholder value. As of June 30, 2021 and December 31, 2020, there have been no options granted.

Alset International Stock Option plans

On November 20, 2013, Alset International approved a Stock Option Plan (the “2013 Plan”). Employees, executive directors, and non-executive directors (including the independent directors) are eligible to participate in the 2013 Plan.

The following tables summarize stock option activity under the 2013 Plan for the six months ended June 30, 2021:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	1,061,333	$0.09	3.00	$-
Vested and exercisable at December 31, 2020	1,061,333	$0.09	3.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of June 30, 2021	1,061,333	$0.09	2.50	$-
Vested and exercisable at June 30, 2021	1,061,333	$0.09	2.50	$-

  18. SUBSEQUENT EVENTS

Public Offering

On July 27, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of (i) 5,324,139 shares of common stock, par value $0.001 per share (the “Common Stock”), at a price to the public of $2.12 per share of Common Stock and (ii) 9,770,200 pre-funded warrants (the “Pre-funded Warrants”) to purchase 9,770,200 shares of Common Stock, at a price to the public of $2.11 per Pre-funded Warrant. The Offering closed on July 30, 2021.

The Company granted the Underwriters a 45-day over-allotment option to purchase up to 2,264,150 additional shares of Common Stock. The Company also paid the Underwriters an underwriting discount equal to 7.0% of the gross proceeds of the Offering and a non-accountable expense fee equal to 1.5% of the gross proceeds of the Offering. In addition, the Company agreed to issue to the representative warrants (the “Representative’s Warrants”) to purchase a number of shares equal to 3.0% of the aggregate number of shares (including shares underlying the Pre-funded Warrants) sold under in the Offering, or warrants to purchase up to an aggregate of 520,754 shares, assuming the Underwriters exercise their over-allotment option in full. The Representative’s Warrants have an exercise price equal to 125% of the public offering price, or $2.65 per share, with an exercise period of 24 months from issuance.

The Company and its directors and executive officers also agreed that, for a period of one (1) year and ninety (90) days, respectively, after the date of the offering, subject to certain limited exceptions, not to directly or indirectly, without the prior written consent of the Underwriters, (a) offer, sell, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; or (b) file or caused to be filed any registration statement with the Securities and Exchange Commission (the “SEC”) relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company.

The Pre-funded Warrants were offered and sold to purchasers whose purchase of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering in lieu of Common Stock that would otherwise result in the purchaser’s beneficial ownership exceeding 4.99% of the Company’s outstanding Common Stock (or, at the election of the purchaser, 9.99%). Each Pre-funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.01 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-funded Warrants are exercised in full.

The net proceeds to the Company from the Offering were approximately $28.8 million, after deducting underwriting discounts and commissions and the payment of other estimated offering expenses associated with the Offering that are payable by the Company. The Company intends to use the net proceeds of the Offering for the following purposes: (i) to fund possible acquisitions of new companies and additional properties; (ii) to fund the further development of properties, including services and infrastructure; (iii) to develop rental opportunities at properties; (iv) to exercise warrants of our subsidiaries to accomplish the items in (i) – (iii); and (v) for working capital and general corporate purposes.

A registration statement on Form S-1 relating to the Offering was declared effective by the SEC on July 27, 2021.

As of August 16, 2021 investors who purchased the pre-funded warrants in this offering exercised 6,461,800 warrants to purchase 6,461,800 shares of the Company’s common stock and the Company received $64,618 from these exercises.

Series A Warrants exercise

From July 1, 2021 through August 16, 2021 investors who purchased Series A Warrants in the Company’s May 2021 offering exercised warrants to purchase 98,000 shares of the Company’s common stock. The Company received $496,860 from these exercises.

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

Business Overview

Alset EHome International Inc. is a diversified holding company principally engaged through its subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations is United States, Singapore, Hong Kong, South Korea and Australia. Our growth strategy is to pursue opportunities that we can leverage on our global network using our capital resources and to accelerate the expansion of our organic businesses. We manage our principal businesses primarily through our 71.4% (as of the filing date) owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange.

Financial Impact of the COVID-19 Pandemic

Real Estate Projects

The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March 2020 through June 30, 2021, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of town homes to NVR. Sales of such lots to NVR increased in the first six months of 2021 to 58 compared to 46 lots sold in the first six months of 2020. Such town homes are often a first home that generally did not require buyers to sell an existing home. We believe low interest rates have encouraged home sales. Many buyers opted to see home models at the project virtually. This technology allowed them to ask questions to sales staff and see the town homes. Home closings were able to occur electronically.

We have received strong indications that buyers and renters across the country are continuing to express interest in moving from more densely populated urban areas to the suburbs. We believe that our Ballenger Run project is well suited and positioned to accommodate those buyers. Our latest phase for sale at Ballenger Run, involving single-family homes, has seen a high number of interested potential buyers signing up for additional information and updates on home availability.

The COVID-19 pandemic could impact the ability of our staff and contractors to continue to work, and our ability to conduct our operations in a prompt and efficient manner. To date, we experienced a slowdown in the construction of a clubhouse at the Ballenger Run project during the earlier part of the pandemic, which was completed behind schedule. We believe this delay was caused in part by policies requiring lower numbers of contractors working in indoor spaces.

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

Our U.S. staff has shifted to mostly working from home since March 2020, but this has had a minimal impact on our operations to date. Our staff in Singapore and Hong Kong has been able to work from home when needed with minimal impact on our operations, however our staff’s ability to travel between our Hong Kong and Singapore offices has been significantly limited, and our staff’s travel between the U.S. and non-U.S. offices has been suspended since March 2020. The COVID-19 pandemic has reduced the frequency with which our management would otherwise travel to the Black Oaks project; however, we have a contractor in Texas providing supervision of the project. Management continues to regularly supervise the Ballenger Run project. Limitations on the mobility of our management and staff may slow down our ability to enter into new transactions and expand existing projects.

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

● Our ability to control our operating expenses as we expand each of our businesses and product and service offerings.

Results of Operations

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020

	Three- Months Ended		Six-months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$6,543,432	$2,065,825	$12,150,346	$5,030,996
Operating Expenses	$11,219,462	$4,190,095	$17,232,634	$7,581,450
Other Income (Expense)	$(70,212,030)	$165,794	$(79,161,996)	$2,843,419
Loss from Discontinued Operations	$-	$(361,385)	$-	$(361,385)
Net Loss	$(74,889,324)	$(2,434,514)	$(84,696,885)	$(183,073)

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Real Estate	$4,584,542	$2,047,405	$2,537,137	124%
Biohealth	1,958,890	18,420	1,940,470	10,535%
Digital transformation technology	-	-	-	-
Other	-	-	-	-
Total revenue	$6,543,432	$2,065,825	$4,477,607	217%

	Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Real Estate	$8,478,673	$5,001,794	$3,476,879	70%
Biohealth	3,671,673	29,202	3,642,471	12,473%
Digital transformation technology	-	-	-	-
Other	-	-	-	-
Total revenue	$12,150,346	$5,030,996	$7,119,350	142%

Revenue was $6,543,432 and $2,065,825 for the three months ended June 30, 2021 and 2020, respectively. Revenue was $12,150,346 and $5,030,996 for the six months ended June 30, 2021 and 2020, respectively. An increase in property sales from the Ballenger Project and direct sales from our indirect subsidiary HWH World in the first two quarters of 2021 contributed to higher revenue in those periods. For our Ballenger Project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger project lots, increased from $74,879 in the three months ended June 30, 2020 to $141,575 in the three months ended June 30, 2021. Income from the sale of FFBs increased from $115,202 in the six months ended June 30, 2020 to $248,646 in the six months ended June 30, 2021. The increase is a mixed result of the increased sale of properties to homebuyers in 2021 and sale of FFBs of a higher value.

In the second quarter of 2021, the Company started renting homes to tenants. Revenue from this rental business was $21,947 for the three and six months ended June 30, 2021. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

Revenues from our biohealth segment in the first six months of 2020 came from the direct sales by iGalen Inc. (formerly known as iGalen USA, LLC), which was 100% owned by iGalen International Inc., Alset International’s 53%-owned subsidiary. On December 30, 2020 Alset International’s ownership of iGalen International was sold to one of the directors of iGalen International. During the three months ended June 30, 2020, the revenue from iGalen Inc. was $17,420. During the six months ended June 30, 2020, the revenue from iGalen Inc. was $28,202.

In recent years, the Company expanded its biohealth segment to the Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World, similarly to iGalen Inc., operates based on a direct sale model of health supplements. HWH World recognized $1,958,890 and $1,000 in revenue in three months ended June 30, 2021 and 2020, respectively. HWH World recognized $3,671,673 and $1,000 in revenue in six months ended June 30, 2021 and 2020, respectively.

Operating Expenses

The following tables sets forth period-over-period changes in cost of sales for each of our reporting segments:

	Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Real Estate	$2,510,369	$1,609,223	$901,146	56%
Biohealth	97,581	-	97,581	100%
Digital transformation technology	-	-	-	-
Other	-	-	-	-
Total Cost of Sales	$2,607,950	$1,609,223	$998,727	62%

	Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Real Estate	$6,125,201	$3,992,926	$2,132,275	53%
Biohealth	180,603	-	180,603	100%
Digital transformation technology	-	-	-	-
Other	-	-	-	-
Total Cost of Sales	$6,305,804	$3,992,926	$2,312,878	58%

Cost of sales increased from $1,609,223 in the three months ended June 30, 2020 to $2,607,950 in the three months ended June 30, 2021, as a result of the increase in sales in the Ballenger Run project and HWH World sales. Cost of sales increased from $3,992,926 in the six months ended June 30, 2020 to $6,305,804 in the six months ended June 30, 2021, as a result of the increase in sales in the Ballenger Run project and HWH World sales. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of sales to increase as revenue increases.

The gross margin increased from $456,602 to $3,935,482 in the three months ended June 30, 2020 and 2021, respectively. The gross margin increased from $1,038,070 to $5,844,542 in the six months ended June 30, 2020 and 2021, respectively. The increase of gross margin was caused by the increase of gross margin of HWH World, mostly due to the increase in the sales and from increased sales in Ballenger project.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Real Estate	$266,066	$225,872	$40,194	18%
Biohealth	1,064,102	81,009	983,093	1,214%
Digital transformation technology	39,247	77,033	(37,786)	-49%
Other	7,242,097	2,196,958	5,045,139	230%
Total operating expenses	$8,611,512	$2,580,872	$6,030,640	234%

	Six Months Ended June 30,		Change
	2021	2020	Dollars	Percentage
Real Estate	$625,555	$502,928	$122,627	24%
Biohealth	1,910,582	213,800	1,696,782	794%
Digital transformation technology	69,375	95,261	(25,886)	-27%
Other	8,321,318	2,776,535	5,544,783	200%
Total operating expenses	$10,926,830	$3,588,524	$7,338,306	204%

The increase of operating expense in second quarter of 2021 is mainly caused by the approximately $6.0 million, paid in two bonus payments from one of our subsidiary to its CEO.  Under an executive employment agreement with its CEO, the subsidiary pays approximately $1 per month and two bonus payments each year consisting of: (i) one payment equal to five percent (5%) of the growth in market capitalization the subsidiary experiences in any year; and (ii) one payment equal to five percent (5%) of the growth in net asset value the subsidiary experiences in any year. Additionally, the increase of operating expenses of property development in 2021 compared with 2020 was mostly caused by the increase of sales related expenses. Increase in expenses in our biohealth business is caused by the increased commission payments to our distributors, which is connected to increased sales.

Other Income (Expense)

In the three months ended June 30, 2021, the Company had other expense of $70,212,030 compared to other income of $165,794 in the three months ended June 30, 2020. In the six months ended June 30, 2021, the Company had other expense of $79,161,996 compared to other income of $2,843,419 in the six months ended June 30, 2020. The change in unrealized gain (loss) on securities investment and on financing costs are the primary reasons for the volatility in these two periods. Unrealized loss on securities investment was $21,168,905 in the three months ended June 30, 2021, compared to $1,103,064 gain in the three months ended June 30, 2020. Unrealized loss on securities investment was $30,703,914 in six months ended June 30, 2021, compared to $1,561,486 gain in the six months ended June 30, 2020. Finance costs were $50,261,203 in the three months ended June 30, 2021, compared to a $347 gain in the three months ended June 30, 2020. Finance costs were $50,844,071 in the six months ended June 30, 2021, compared to a $4,890 loss in the six months ended June 30, 2020.

Discontinued Operations

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

On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares (however, any conversion will be subject to the blocker GBM has agreed to, as described above). After this transaction, we held 500,001 shares of the common stock of DSS, representing 9.7% of the outstanding common stock of DSS. Our CEO, Chan Heng Fai owned an additional 14.5% of the common stock of DSS (not including any common or preferred shares we held) and is the executive chairman of the board of directors of DSS. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. ASC 820, Fair Value Measurement and Disclosures, defines the fair value of the financial assets. We value DSS common stock under level 1 category through quoted prices and preferred stock under level 2 category through the value of the common shares into which the preferred shares are convertible. The quoted price of DSS common stock was $6.95 as of August 21, 2020. The total fair value of DSS common and preferred stocks GBM received as consideration for the disposal of Impact BioMedical was $53,626,548. As of August 21, 2020, the net asset value of Impact BioMedical was $57,143. The difference of $53,569,405 was recorded as additional paid in capital. We did not recognize gain or loss from this transaction as it was a related party transaction.

During the three months ended June 30, 2021 and 2020, the discontinued operation loss from Impact BioMedical Inc was $0 and $361,385, respectively. During the six months ended June 30, 2021 and 2020 the discontinued operation loss from Impact BioMedical Inc was $0 and $361,385, respectively.

On October 16, 2020, GBM converted an aggregate of 4,293 shares of Series A Convertible Preferred Stock into 662,500 shares of the common stock of DSS. On May 25, 2021 and again on June 21, 2021, GBM converted an aggregate of 42,575 shares of Series A Convertible Preferred Stock into 6,570,170 shares of the common stock of DSS. We now own approximately 11.8% of the common stock of DSS, and our CEO, Chan Heng Fai, owns an additional 3.1% of the common stock of DSS (not including any common shares we hold).

Net Income (Loss)

In the three months ended June 30, 2021 the Company had net loss of $74,889,324 compared to net loss of $2,434,514 in the three months ended June 30, 2020. In the six months ended June 30, 2021 the Company had net loss of $84,696,885 compared to net loss of $183,073 in the six months ended June 30, 2020.

Liquidity and Capital Resources

Our real estate assets under development have decreased to $16,279,723 as of June 30, 2021 from $20,505,591 as of December 31, 2020. This decrease primarily reflects an increase in sales of lots and a higher increase in costs of sales than in the capitalized costs related to the construction in progress. In the six months ended June 30, 2021, we purchased 30 homes, which will be used in Company’s rental business. Our rental properties assets were $6,810,685 as of June 30, 2021.

Our cash has increased from $24,965,946 as of December 31, 2020 to $59,529,026 as of June 30, 2021. Our liabilities increased from $9,718,930 at December 31, 2020 to $12,273,761 at June 30, 2021. Our total assets have increased to $127,338,547 as of June 30, 2021 from $107,713,745 as of December 31, 2020 mainly due to the increase in cash and investments in securities.

Summary of Cash Flows for the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30
	2021	2020
Net cash provided by (used in) operating activities	$(10,649,851)	$204,205
Net cash provided by investing activities	$2,234,619	$220,979
Net cash provided by financing activities	$43,898,095	$4,706,192

Cash Flows from Operating Activities

Net cash used in operating activities was $10,649,851 in the first six months of 2021, as compared to net cash provided by operating activities of $204,205 in the same period of 2020. The higher prepayments and purchase of trading securities for investment purposes and land for rental business explained the increased cash flow used in operating activities in the first six months of 2021.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2,234,619 in the first six months of 2021, as compared to net cash provided by investing activities of $220,979 in the same period of 2020. In the six months ended June 30, 2021 we invested $758,208 in securities and $240,129 in promissory notes of a related party and received approximately $2.5 million from the sale of Vivacitas Oncology to a related party and $840,000 from the repayment of promissory note from related party. During the six months ended June 30, 2020, we received $301,976 from the liquidation of Global Opportunity Fund. We also lent $200,000 in a promissory note to a related party and received $123,185 from loan receivable from related party.

Cash Flows from Financing Activities

Net cash provided by financing activities was $43,898,095 in the six months ended June 30, 2021, compared to net cash provided of $4,706,192 the six months ended June 30, 2020. The increase in cash provided by financing activities in the first six months of 2021 is primarily caused by the proceeds from stock issuance of $39,268,580 and warrants exercise of $2,756,203. During the six months ended June 30, 2021, we also received cash proceeds of $280,000 from the sale of our GigWorld shares to individual investors and $68,502 from a loan. Additionally, the Company distributed $1,151,500 to one minority interest investor and borrowed $5,545,495 from related parties. During the six months ended June 30, 2020, we received cash proceeds of $2,264,791 from the issuance of stock through a subsidiary’s private placement, received $1,419,605 in advance of warrants exercise, distributed $197,400 to one minority interest investor and borrowed $202,167 from related party loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2021 or the year ended December 31, 2020. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $27.1 million and $24.8 million on June 30, 2021 and December 31, 2020, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $25 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2021, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of June 30, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Not Applicable for the period covered by this report.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2021, the Company entered into a Loan and Exchange Agreement with its Chairman and Chief Executive Officer, Chan Heng Fai pursuant to which Chan Heng Fai loaned the Company his shares of Common Stock of the Company by exchanging 6,380,000 shares of common stock which he owned for an aggregate of 6,380 shares of the Company’s newly designated Series A Convertible Preferred Stock. Such securities were not registered under the Securities Act of 1933 and were issued pursuant to the exemption under Section 3(a)(9) of the Securities Act. On June 14, 2021 Chan Heng Fai converted the 6,380 Series A Preferred Stock back into 6,380,000 shares of Company’s common stock.

On May 12, 2021, Company entered into an Exchange Agreement with our Chairman and Chief Executive Officer Chan Heng Fai, effective May 13, 2021, pursuant to which Chan Heng Fai exchanged $13,000,000 in principal amount under a convertible promissory note in the amount of $28,363,966 in exchange for 2,132 shares of the Company’s newly designated Series B Preferred Stock. Such securities were not registered under the Securities Act of 1933 and were issued pursuant to the exemption under Section 3(a)(9) of the Securities Act. On June 14, 2021 Chan Heng Fai converted the 2,132 Series B Preferred Stock into 2,132,000 shares of Company’s common stock.

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

The Company also granted the Underwriters a 45-day over-allotment option to purchase up to 808,363 additional shares of Common Stock and/or up to 808,363 additional Series A Warrants to purchase 808,363 shares of Common Stock, and/or up to 808,363 additional Series B warrants to purchase 404,181 shares of Common Stock. The Offering, including the partial exercise of the Underwriters’ over-allotment option to purchase 808,363 Series A Warrants and 808,363 Series B Warrants, closed on May 13, 2021. The Underwriters exercised the Serie A Warrants on June 17, 2021.

In June 2021 some investors who participated in the Offering started exercising their Series A and Series B Warrants.

As of August 16, 2021, 1,266,025 Series A Warrants and 6,598 Series B Warrants were exercised and 1,269,324 common shares of the Company were issued.

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

On June 14, 2021 Chan Heng Fai converted $50,920,129 in principal amount and $306,437 in interest under a $50,920,129 2% convertible promissory notes issued on March 12, 2021 into 9,163,965 shares of the Company’s common stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this report:

1.1	Underwriting Agreement, dated as of May 10, 2021, by and between Alset EHome International Inc. and Aegis Capital Corp., as representative of the underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2021.

3.1	Certificate of Designation of the Company’s Series A Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2021

3.2	Certificate of Designation of the Company’s Series B Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2021.

3.3	Certificate of Amendment, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on June 14, 2021.

4.1	Pre-funded Warrant Agreement, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2021.

4.2	Series A Warrant Agreement, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2021.

4.3	Series B Warrant Agreement, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 14, 2021.

10.1	Loan and Exchange Agreement By and Between the Company and Chan Heng Fai, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 4, 2021.

10.2	Form of Series A Warrant Agent Agreement, incorporated by reference to Exhibit 10.33 on Form S-1 filed with the SEC on May 4, 2021.

10.3	Form of Series B Warrant Agent Agreement, incorporated by reference to Exhibit 10.34 on Form S-1 filed with the SEC on May 4, 2021.

10.4	Exchange Agreement By and Between the Company and Chan Heng Fai, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 12, 2021.

10.5	Promissory Note, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 20, 2021.

10.6	Executive Employment Agreement, by and between Alset EHome International Inc., Hengfai Business Development Pte Ltd. and Chan Tung Moe, dated as of July 1, 2021, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on July 7, 2021

31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET EHOME INTERNATIONAL INC.

August 16, 2021	By:	/s/ Chan Heng Fai
Chan Heng Fai Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 16, 2021	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

August 16, 2021	By:	/s/ Rongguo Wei
Rongguo Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

August 16, 2021	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

