Form 10-Q
period 2021-09-30
Alset EHome International Inc.
filed 2021-11-15
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 15, 2021, there were 45,721,779 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

2

Part I. Financial Information

Alset EHome International Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
		(As combined)
Assets:
Current Assets:
Cash	$67,944,590	$24,965,946
Restricted Cash	4,996,543	6,769,533
Account Receivables, Net	912,650	1,366,194
Other Receivables	559,644	644,576
Note Receivables - Related Parties	547,616	649,569
Prepaid Expense	1,479,092	1,470,680
Inventory	45,250	90,068
Investment in Securities at Fair Value	39,787,402	49,172,457
Investment in Securities at Cost	98,204	280,516
Equity Method Investment	30,940,518	-
Deposit	255,905	48,820
Total Current Assets	147,567,414	85,458,359

Real Estate
Rental Properties	11,027,736	-
Properties under Development	15,627,257	20,505,591
Operating Lease Right-Of-Use Asset	599,481	574,754
Deposit	40,790	249,676
Loan Receivable - Related Parties	-	840,000
Property and Equipment, Net	273,463	85,365
Total Assets	$175,136,141	$107,713,745

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,137,997	$1,671,265
Deferred Revenue	1,636,475	2,867,226
Builder Deposits	244,936	1,262,336
Operating Lease Liability	314,146	381,412
Notes Payable	319,254	172,706
Notes Payable - Related Parties	5,278,617	2,534,281
Total Current Liabilities	8,931,425	8,889,226

Long-Term Liabilities:
Operating Lease Liability	297,498	193,342
Note Payable, Net of Discount	-	636,362
Total Liabilities	9,228,923	9,718,930

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 250,000,000 shares authorized; 45,721,779 and 8,570,000 shares issued and outstanding on September 30, 2021 and December 31, 2020, respectively	45,722	8,570
Additional Paid in Capital	266,633,480	102,729,944
Accumulated Other Comprehensive Income	(1,002,212)	2,143,338
Accumulated Deficit	(124,909,747)	(44,910,297)
Total Alset EHome International Stockholders’ Equity	140,767,242	59,971,555
Non-controlling Interests	25,139,975	38,023,260
Total Stockholders’ Equity	165,907,218	97,994,815

Total Liabilities and Stockholders’ Equity	$175,136,141	$107,713,745

See accompanying notes to consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended on September 30,		Nine Months Ended on September 30,
	2021	2020 (As combined)	2021	2020 (As combined)
Revenue
Real Estate
Rental	$133,302	$-	$155,249	$-
Property	3,414,094	2,146,992	11,870,820	7,148,786
Biohealth	1,248,171	1,931	4,919,844	31,133
Total Revenue	4,795,567	2,148,923	16,945,913	7,179,919
Operating Expenses
Cost of Sales	2,204,401	1,616,377	8,510,205	5,609,303
General and Administrative	2,539,584	946,654	13,466,414	4,535,178
Total Operating Expenses	4,743,985	2,563,031	21,976,619	10,144,481

Operating Income (Loss) from Operations	51,582	(414,108)	(5,030,706)	(2,964,562)

Other Income (Expense)
Interest Income	22,614	13,836	78,902	47,863
Interest Expense	(330)	(19,825)	(316,615)	(160,341)
Foreign Exchange Transaction Gain (Loss)	(578,903)	(482,209)	1,842,128	981,564
Unrealized Loss on Securities Investment	(5,268,531)	(12,444,635)	(35,972,445)	(10,883,149)
Realized Gain (Loss) on Securities Investment	(2,515,949)	418,113	(2,218,988)	444,508
Gain (Loss) on Investment on Security by Equity Method	189,696	(52,392)	87,390	(193,132)
Finance Costs	(27,798)	(68,151)	(50,871,869)	(73,041)
Other Income	53,135	11,241	77,591	55,125
Total Other Expense, Net	(8,126,066)	(12,624,022)	(87,293,906)	(9,780,603)

Net Loss Before Income Taxes	(8,074,484)	(13,038,130)	(92,324,612)	(12,745,165)

Income Tax Expense	-	(74,106)	(446,757)	(188,759)

Net Loss from Continuing Operations	(8,074,484)	(13,112,236)	(92,771,369)	(12,933,924)

Loss from Discontinued Operations, Net of Tax	-	(56,053)	-	(417,438)
Net Loss	(8,074,484)	(13,168,289)	(92,771,369)	(13,351,362)

Net Loss Attributable to Non-controlling Interest	(964,347)	(3,544,037)	(12,771,919)	(4,177,058)

Net Loss Attributable to Common Stockholders	$(7,110,137)	$(9,624,252)	$(79,999,450)	$(9,174,304)

Other Comprehensive (Loss) Income, Net
Unrealized Gain (Loss) on Securities Investment	(19,060)	29,123	(56,969)	29,639
Foreign Currency Translation Adjustment	(1,238,356)	462,064	(4,077,987)	(585,085)
Comprehensive Loss	(9,331,900)	(12,677,102)	(96,906,325)	(13,906,808)

Comprehensive Loss Attributable to Non-controlling Interests	(1,350,889)	(3,239,255)	(14,264,651)	(4,240,806)

Comprehensive Loss Attributable to Common Stockholders	$(7,981,011)	$(9,437,847)	$(82,641,674)	$(9,666,002)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.19)	$(1.00)	$(4.14)	$(1.01)
Discontinued Operations	$-	$(0.01)	$-	$(0.04)
Net Loss Per Share	$(0.19)	$(1.01)	$(4.14)	$(1.05)

Weighted Average Common Shares Outstanding - Basic and Diluted	38,030,098	9,758,236	19,785,922	8,712,081

See accompanying notes to consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset EHome International Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2021 (As combined)	-	$-	-	$-	8,570,000	$8,570	$102,729,944	$2,143,338	$(44,910,297)	$59,971,555	$38,023,260	$97,994,815

Issuance of Stock for Services	-	-	-	-	10,000	10	60,890	-	-	60,900	-	60,900
Transactions under Common Control	-	-	-	-	-	-	(57,190,499)	-	-	(57,190,499)	-	(57,190,499)

Sale of Vivacitas to Related Party	-	-	-	-	-	-	2,279,872	-	-	2,279,872	-	2,279,872

Purchase Stock of True Partner from Related Party	-	-	-	-	-	-	3,274,060	-	-	3,274,060	-	3,274,060

Beneficial Conversion Feature Intrinsic Value, Net	-	-	-	-	-	-	50,770,192	-	-	50,770,192	-	50,770,192

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	46,099	-	-	46,099	34,677	80,776

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	142,675	-	-	142,675	107,325	250,000

Change in Non-Controlling Interest	-	-	-	-	-	-	76,412	(39,067)	-	37,345	(37,345)	-

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(1,135)	-	(1,135)	(852)	(1,987)

Foreign Currency Translations	-	-	-	-	-	-	-	(1,010,527)	-	(1,010,527)	(758,913)	(1,769,440)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	-	-	(82,250)	(82,250)

Net Loss	-	-	-	-	-	-	-	-	(6,238,449)	(6,238,449)	(3,569,112)	(9,807,561)

Balance at March 31, 2021	-	-	-	-	8,580,000	8,580	102,189,645	1,092,609	(51,148,746)	52,142,088	33,716,790	85,858,878

Issuance of Common Stock	-	-	-	-	8,389,324	8,389	39,260,191	-	-	39,268,580	-	39,268,580

Convert Common Stock to Series A Preferred Stock	6,380	6	-	-	(6,380,000)	(6,380)	6,374	-	-	-	-	-

Convert Related Party Note Payable to Series B Preferred Stock	-	-	2,132	2	-	-	12,999,998	-	-	13,000,000	-	13,000,000

Convert Preferred Stock Series A and B to Common	(6,380)	(6)	(2,132)	(2)	8,512,000	8,512	(8,504)	-	-	-	-	-

Change in Non-Controlling Interest	-	-	-	-	-	-	(2,885,117)	(343,225)	-	(3,228,342)	3,228,342	-

Convert Related Party Note Payable to Common Stock	-	-	-	-	9,163,965	9,164	51,217,402	-	-	51,226,566	-	51,226,566

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	1,961,349	-	-	1,961,349	784,100	2,745,449

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	21,432	-	-	21,432	8,568	30,000

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(25,663)	-	(25,663)	(10,259)	(35,922)

Foreign Currency Translations	-	-	-	-	-	-	-	(764,544)	-	(764,544)	(305,647)	(1,070,191)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	-	-	(1,069,250)	(1,069,250)

Net Loss	-	-	-	-	-	-	-	-	(66,650,864)	(66,650,864)	(8,238460)	(74,889,324)

Balance at June 30, 2021	-	-	-	-	28,265,289	28,265	204,762,770	(40,823)	(117,799,610)	86,950,602	28,114,184	115,064,786

Issuance of Common Stock	-	-	-	-	17,456,490	17,457	33,871,847	-	-	33,889,304	-	33,889,304

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	166,655	-	-	166,655	55,256	221,911

Change in Non-Controlling Interest	-	-	-	-	-	-	(910,067)	(17,070)	-	(927,137)	(1,272,853)	(2,199,990)

Deconsolidate American Pacific Bancorp Inc.	-	-	-	-	-	-	28,287,920	-	-	28,287,920	(383,063)	27,904,857

Exercise American Premium Water Corp. Warrant to Purchase Stock	-	-	-	-	-	-	454,355	-	-	454,355	150,645	605,000

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(14,314)	-	(14,314)	(4,746)	(19,060)

Foreign Currency Translations	-	-	-	-	-	-	-	(930,005)	-	(930,005)	(308,351)	(1,238,356)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	-	-	(246,750)	(246,750)

Net Loss	-	-	-	-	-	-	-	-	(7,110,137)	(7,110,137)	(964,347)	(8,074,484)

Balance at September 30, 2021	-	-	-	-	45,721,779	$45,722	$266,633,480	$(1,002,213)	$(124,909,747)	$140,767,242	$25,139,976	$165,907,218

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset EHome International Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2020 (As combined)	-	$-	-	$-	10,001,000	$10,001	$56,772,175	$1,458,289	$(42,089,625)	$16,150,840	$7,067,596	$23,218,436

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	2,025,807	-	-	2,025,807	353,537	2,379,344

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	3,270	-	-	3,270	1,730	5,000

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(8,240)	-	(8,240)	(4,359)	(12,599)

Foreign Currency Translations	-	-	-	-	-	-	-	(1,094,810)	-	(1,094,810)	(579,211)	(1,674,021)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	-	-	(197,400)	(197,400)

Net Income	-	-	-	-	-	-	-	-	1,615,002	1,615,002	636,439	2,251,441

Balance at March 31, 2020	-	-	-	-	10,001,000	10,001	58,801,252	355,239	(40,474,623)	18,691,869	7,278,332	25,970,201

Cancellation of Outstanding Stock	-	-	-	-	(3,601,000)	(3,601)	3,601	-	-	-	-	-

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	1,262,990	-	-	1,262,990	770,156	2,033,146

Change in Minority Interest	-	-	-	-	-	-	(445,936)	(18,317)	-	(464,253)	464,253	-

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	16,959	-	-	16,959	10,341	27,300

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	8,147	-	8,147	4,968	13,115

Foreign Currency Translations	-	-	-	-	-	-	-	389,413	-	389,413	237,459	626,872

Net Loss	-	-	-	-	-	-	-	-	(1,165,054)	(1,165,054)	(1,269,460)	(2,434,514)

Balance at June 30, 2020	-	-	-	-	6,400,000	6,400	59,638,866	734,482	(41,639,677)	18,740,071	7,496,049	26,236,120

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	5,821,116	-	-	5,821,116	5,321,721	11,142,837

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	74,008	-	-	74,008	70,992	145,000

Change in Minority Interest	-	-	-	-	-	-	(989,342)	50,420	-	(938,922)	(394,507)	(1,333,429)

Stock Exchange with Related Party	-	-	-	-	-	-	34,273,886	-	-	34,273,886	32,877,145	67,151,031

Change in Unrealized Gain on Investment	-	-	-	-	-	-	-	14,865	-	14,865	14,258	29,123

Foreign Currency Translations	-	-	-	-	-	-	-	235,837	-	235,837	226,227	462,064

Net Loss	-	-	-	-	-	-	-	-	(9,624,252)	(9,624,252)	(3,544,037)	(13,168,289)

Balance at September 30, 2020 (As combined)	-	$-	-	$-	6,400,000	$6,400	$98,818,534	$1,035,604	$(51,263,929)	$48,596,609	$42,067,848	$90,664,457

See accompanying notes to consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	2021	2020
		(As Combined)
Cash Flows from Operating Activities
Net Loss from Operations	$(92,771,369)	$(12,933,924)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	85,354	15,225
Amortization of Right -Of - Use Asset	284,730	182,120
Amortization of Debt Discount	50,871,869	9,217
Shared-based Compensation & Expense	134,192	1,584,412
Impairment on Promissory Note	421,754	-
Foreign Exchange Transaction Gain	(1,842,128)	(960,268)
Unrealized Loss on Securities Investment	35,972,445	10,883,271
Realized Loss on Securities Investment	2,218,988	-
(Gain) Loss on Equity Method Investment	(87,390)	193,132
Changes in Operating Assets and Liabilities
Real Estate Development	4,878,334	(544,419)
Account Receivables	(767,987)	134,324
Prepaid Expense	(8,412)	(1,801,795)
Trading Securities	(2,419,797)	-
Inventory	37,368	55,486
Accounts Payable and Accrued Expenses	(1,217,298)	1,660,971
Accrued Interest - Related Parties	306,438	(788,748)
Deferred Revenue	(1,302,086)	2,747,121
Operating Lease Liability	(263,584)	(221,838)
Builder Deposits	(1,017,400)	(636,522)
Income Tax Payable	-	(170,630)
Net Cash Used in Operating Activities	(6,485,979)	(592,865)
Net Cash Used in Discontinued Operating Activities	-	(522,435)
Net Cash Used in Operating Activities	(6,485,979)	(1,115,300)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(220,712)	(10,133)
Purchase of Real Estate Properties	(11,081,491)	-
Proceeds from Global Opportunity Fund Liquidation	-	301,976
Sales of Investment Securities	110,718	-
Purchase of Investment Securities	(19,308,318)	(182,641)
Sales of Investment Securities to Related Party	2,480,000	-
Cash Loss on Deconsolidation of American Pacific Bancorp Inc.	(1,235,953)	-
Issuing Loan Receivable - Related Parties	(327,603)	-
Proceed from Loan Receivable - Related Parties	840,000	(119,389)
Net Cash Used in Investing Activities	(28,743,359)	(10,187)
Net Cash Provided by Discontinued Investing Activities	-	-
Net Cash Used in Investing Activities	(28,743,359)	(10,187)

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	73,157,884	-
Proceeds from Exercise of Subsidiary Warrants	2,975,194	10,682,772
Proceeds from Sale of Subsidiary Shares	280,000	2,787,791
Dividend Paid on Preferred Stock	(73,750)	(73,041)
Borrowings from Banks	-	738,783
Borrowing from PPP Loan	68,502	-
Distribution to Non-controlling Interest Shareholders	(1,398,250)	(197,400)
Repayment to Notes Payable	(695,635)	(250,000)
Proceeds from Notes Payable - Related Parties	5,545,495	-
Proceeds Repayment to Notes Payable - Related Parties	(2,622,400)	(4,728,484)
Net Cash Provided by (Used in) Financing Activities	77,237,040	(8,960,421)
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	77,237,040	(8,960,421)

Net Increase in Cash and Restricted Cash	42,007,702	7,834,934
Effects of Foreign Exchange Rates on Cash	(802,048)	40,348
Cash and Restricted Cash - Beginning of Year	31,735,479	8,546,763
Cash and Restricted Cash- End of Period	$72,941,133	$16,422,045

Supplementary Cash Flow Information
Cash Paid for Interest	$17,659	$13,843
Cash Paid for Taxes	$446,757	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized Loss on Investment	$(56,969)	$-
Initial Recognition of ROU / Lease Liability	$256,928	$-
Acquiring True Partner Stock by Issuing Promissory Note	$10,003,689	$-
Sales of Investment in Vivacitas to Related Party	$2,279,872	$-
Transactions under Common Control	$57,190,499	$-
Intrinsic Value of BCF	$(50,770,192)	$-
Convertible Notes to Stock	$64,226,566	$-
American Pacific Bancorp Inc. Deconsolidation	$27,904,857	$-
Gain from Exercise of American Premium Water warrant	$605,000	$-
Purchase of Fixed Asset with Promissory Note	$95,000	$-

See accompanying notes to consolidated unaudited financial statements.

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Alset EHome International Inc. (the “Company” or “AEI”), formerly known as HF Enterprises Inc., was incorporated in the State of Delaware on March 7, 2018 and 1,000 shares of common stock was issued to Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company. AEI is a diversified holding company principally engaged in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. The Company manages its principal businesses primarily through its subsidiary, Alset International Limited (“Alset International”, formerly known as Singapore eDevelopment Limited), a company publicly traded on the Singapore Stock Exchange.

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

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations over the past nine months. As of and for the nine months ended September 30, 2021, the Company had an accumulated deficit of $124,909,747 and a loss of $5,030,706 from operations, respectively.

As a result, these conditions may raise substantial doubt regarding our ability to continue as a going concern twelve months from the date of issuance of our consolidated financial statements. However, the Company expects to have high volume of cash in hand and strong operating cash inflows for at least the next twelve months. As of September 30, 2021, the Company had cash $67,944,590 and restricted cash $4,996,543 compared to cash $24,965,946 and restricted cash $6,769,533 as of December 31, 2020. SeD Maryland Development LLC has an $8 million credit line from Manufacturers and Traders Trust Company (“M&T Bank”) and the loan balance with M&T Bank was $0 as of September 30, 2021. Management has evaluated the conditions in relation to the Company’s ability to meet its obligations and plans to continue borrowing funds from third party financial institutions in order to meet the operating cash requirements. As of September 30, 2021 and December 31, 2020, the loans from related party were $5,278,617 and $2,534,281, respectively. Funding the Company’s operations is our first priority, before repaying related party debtors. Therefore, available cash will be used to fund the Company’s operations before related party debtor repayments. At the same time management will concurrently work with the related party debtors on a plan to repay the related party loans, which are repayable on demand.

During the nine months ended September 30, 2021, the revenue from real estate projects was approximately $12 million and revenue from our biohealth business was approximately $4.9 million. Furthermore, the Company had not defaulted on any principal and interest repayment on its loans and borrowings and had repaid one of its bank loans during the nine months ended September 30, 2021.

As a result of management’s plans, high volume cash in bank accounts, favorable cash revenue from real estate and biohealth operations in nine months ended on September 30, 2021, and availability of $8 million line of credit under M&T Bank loan agreement, the Company believes the initial conditions which raised substantial doubt regarding the ability to continue as a going concern have been alleviated. However, we cannot predict, with certainty, the outcome of our actions to generate liquidity and the failure to do so could negatively impact our future operations.

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

The Company’s consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of September 30, 2021 and December 31, 2020, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under AEI	State or other jurisdiction of incorporation or organization	September 30, 2021		December 31, 2020
		%		%
Hengfai International Pte. Ltd	Singapore	100		100
Hengfai Business Development Pte. Ltd	Singapore	100		100
Heng Fai Enterprises Pte. Ltd.	Singapore	-		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited (f.k.a. Singapore eDevelopment Limited)	Singapore	75.1		57.1
Singapore Construction & Development Pte. Ltd.	Singapore	75.1		57.1
Art eStudio Pte. Ltd.	Singapore	38.3	*	29.1	*
Singapore Construction Pte. Ltd.	Singapore	75.1		57.1
Global BioMedical Pte. Ltd.	Singapore	75.1		57.1
Alset Innovation Pte. Ltd. (f.k.a. SeD Investment Pte. Ltd.)	Singapore	75.1		57.1
Health Wealth Happiness Pte. Ltd.	Singapore	75.1		57.1
SeD Capital Pte. Ltd.	Singapore	75.1		57.1
LiquidValue Asset Management Pte. Ltd. (f.k.a. HengFai Asset Management Pte. Ltd.)	Singapore	75.1		46.9	*
SeD Home Limited	Hong Kong	75.1		57.1
Alset F&B One Pte. Ltd. (f.k.a. SeD Management Pte. Ltd.)	Singapore	60.1		57.1
Global TechFund of Fund Pte. Ltd.	Singapore	75.1		57.1
Singapore eChainLogistic Pte. Ltd.	Singapore	75.1		57.1
BMI Capital Partners International Limited.	Hong Kong	75.1		57.1
SeD Perth Pty. Ltd.	Australia	75.1		57.1
SeD Intelligent Home Inc. (f.k.a SeD Home International, Inc.)	United States of America	75.1		57.1
LiquidValue Development Inc. (f.k.a. SeD Intelligent Home Inc.)	United States of America	75.1		57.1
Alset EHome Inc. (f.k.a. Alset iHome Inc., SeD Home & REITs Inc. and SeD Home, Inc.)	United States of America	75.1		57.1
SeD USA, LLC	United States of America	75.1		57.1
150 Black Oak GP, Inc.	United States of America	75.1		57.1
SeD Development USA Inc.	United States of America	75.1		57.1
150 CCM Black Oak, Ltd.	United States of America	75.1		57.1
SeD Texas Home, LLC	United States of America	75.1		57.1

SeD Ballenger, LLC	United States of America	75.1		57.1
SeD Maryland Development, LLC	United States of America	62.7		47.8	*
SeD Development Management, LLC	United States of America	63.8		48.6	*
SeD Builder, LLC	United States of America	75.1		57.1
GigWorld Inc. (f.k.a. HotApp Blockchain Inc.)	United States of America	74.9		57.0
HotApp BlockChain Pte. Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	74.9		57.0
HotApp International Limited	Hong Kong	74.9		57.0
HWH International, Inc.	United States of America	75.1		57.1
Health Wealth & Happiness Inc.	United States of America	75.1		57.1
HWH Multi-Strategy Investment, Inc.	United States of America	75.1		57.1
SeD REIT Inc.	United States of America	75.1		57.1
Gig Stablecoin Inc. (f.k.a. Crypto Exchange Inc.)	United States of America	74.9		57.0
HWH World Inc.	United States of America	74.9		57.0
HWH World Pte. Ltd.	Singapore	74.9		57.0
UBeauty Limited	Hong Kong	75.1		57.1
WeBeauty Korea Inc	Korea	75.1		57.1
HWH World Limited	Hong Kong	75.1		57.1
HWH World Inc.	Korea	75.1		57.1
Alset BioHealth Pte. Ltd.	Singapore	75.1		57.1
Alset Energy Pte. Ltd.	Singapore	75.1		57.1
Alset Payment Inc.	United States of America	75.1		57.1
Alset World Pte. Ltd.	Singapore	75.1		57.1
BioHealth Water Inc.	United States of America	75.1		57.1
Impact BioHealth Pte. Ltd.	Singapore	75.1		57.1
American Home REIT Inc.	United States of America	75.1		46.9	*
Alset Solar Inc.	United States of America	67.6		45.7	*
HWH KOR Inc.	United States of America	75.1		57.1
Open House Inc.	United States of America	75.1		57.1
Open Rental Inc.	United States of America	75.1		57.1
Hapi Cafe Inc. (Nevada)	United States of America	75.1		57.1
Global Solar REIT Inc.	United States of America	75.1		57.1
OpenBiz Inc.	United States of America	75.1		57.1
Hapi Cafe Inc. (Texas)	United States of America	100		100
HWH (S) Pte. Ltd.	Singapore	75.1		-
True Partner International Limited	Hong Kong	100		-
LiquidValue Development Pte. Ltd.	Singapore	100		-
LiquidValue Development Limited.	Hong Kong	100		-
EPowerTech Inc.	United States of America	100		-
Alset EPower Inc.	United States of America	100		-
AHR Asset Management Inc.	United States of America	75.1		-
HWH World Inc. (Nevada)	United States of America	75.1		-
Alset F&B Holdings Pte. Ltd.	Singapore	75.1		-
Smart Reward Express Limited	Hong Kong	37.4	*	-
Partners HWH Pte. Ltd.	Singapore	75.1		-
AHR Texas Two LLC	United States of America	75.1		-
AHR Black Oak One LLC	United States of America	75.1		-
Hapi Air Inc.	United States of America	87.6		-
Hapi Cafe Korea, Inc.	Korea	100		-

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

Transactions between Entities under Common Control

On March 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, for four proposed transactions, consisting of (i) purchase of certain warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International Limited, which was valued at $28,363,966; (ii) purchase of all of the issued and outstanding stock of LiquidValue Development Pte Ltd. (“LVD”), which was valued at $173,395; (iii) purchase of 62,122,908 ordinary shares in True Partner Capital Holding Limited (HKG: 8657) (“True Partner”), which was valued at $6,729,629; and (iv) purchase of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”), which was valued at $28,653,138. The total amount of above four transactions was $63,920,129, payable on the Closing Date by the Company, in the convertible promissory notes (“Alset CPNs”), which, subject to the terms and conditions of the Alset CPNs and the Company’s shareholder approval, shall be convertible into shares of the Company’s common stock (“AEI Common Stock”), par value $0.001 per share, at the conversion price of AEI’s Stock Market Price. AEI’s Stock Market Price shall be $5.59 per share, equivalent to the average of the five closing per share prices of AEI’s Common Stock preceding January 4, 2021 as quoted by Bloomberg L.P. The above four acquisitions from Chan Heng Fai were transactions between entities under common control.

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

The common control transactions resulted in the following basis of accounting for the financial reporting periods:

●	The acquisition of the Warrants and True Partner stock were accounted for prospectively as of March 12, 2021 and they did not represent a change in reporting entity.
●	The acquisition of LVD, APB and HFL was under common control and was consolidated in accordance with ASC 850-50. The consolidated financial statements were retrospectively adjusted for the acquisition of LVD, APB and HFL, and the operating results of LVD, APB and HFL as of January 1, 2020 for comparative purposes.

AEI’s stock price was $10.03 on March 12, 2021, the commitment date. The Beneficial Conversion Feature (“BCF”) intrinsic value was $50,770,192 for the four convertible promissory notes and was recorded as debt discount of convertible notes after these transactions. The debt discount attributable to the BCF is amortized over period from issuance to the date that the debt becomes convertible using the effective interest method. If the debt is converted, the discount is amortized to finance cost in full immediately. On May 13, 2021 and June 14, 2021 all Alset CPNs of $63,920,128 and accrued interests of $306,438 were converted into 2,123 shares of series B preferred stock and 9,163,965 shares of common stock of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of September 30, 2021 and December 31, 2020.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. These funds are required to remain as collateral for the loan until the loan is paid off in full and the loan agreement is terminated. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The funds in the escrow account are specifically used for the payment of the loan from M&T Bank. These funds are required to remain in the escrow account for the loan payment until the loan agreement terminates. As of September 30, 2021 and December 31, 2020, the total balance of these two accounts was $4,399,873 and $5,729,067, respectively.

As a condition to the loan agreement with National Australian Bank Limited in conjunction with the Perth project, an Australian real estate development project, the Company is required to maintain Australian Dollar 50,000, in a non-interest-bearing account. As of September 30, 2021 and December 31, 2020, the account balance was $36,059 and $38,550, respectively. These funds will remain as collateral for the loans until paid in full.

The Company puts money into brokerage accounts specifically for equity investment. As of September 30, 2021 and December 31, 2020, the cash balance in these brokerage accounts was $560,581 and $1,001,916, respectively.

Account Receivables and Allowance for Doubtful Accounts

Account receivables is stated at amounts due from buyers, contractors, and all third parties, net of an allowance for doubtful accounts. As of September 30, 2021 and December 31, 2020, the balance of account receivables was $912,650 and $1,366,194, respectively. Approximately $0.6 million and $1.3 million of account receivables as of September 30, 2021 and December 31, 2020, respectively, was from DSS with a merchant agreement, under which the Company uses DSS credit card platform to collect money from our direct sales.

The Company monitors its account receivables balances monthly to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to estimate its allowance for doubtful account receivables. The Company’s allowance for doubtful accounts represents an estimate of the losses expected to be incurred based on specifically identified accounts as well as nonspecific amount, when determined appropriate. Generally, the amount of the allowance is primarily decided by division management’s historical experience, the delinquency trends, the resolution rates, the aging of receivables, the credit quality indicators and financial health of specific customers. As of September 30, 2021 and December 31, 2020, the allowance was $0.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of September 30, 2021 and December 31, 2020, inventory consisted of finished goods from HWH World Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

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

During the nine months ended September 30, 2021, the Company’s subsidiaries established a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. Holista CollTech Limited (“Holista”), Document Securities Systems Inc. (“DSS”) and American Premium Water Corp (“APW”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or elect fair value accounting.

●	The Company has significant influence over DSS. As of September 30, 2021 and December 31, 2020, the Company owned approximately 24.9% and 11.7% of the common stock of DSS, respectively. Our CEO is a stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS.

●	The Company has significant influence over Holista as the Company and its CEO are the beneficial owner of approximately 15.8% of the outstanding shares of Holista and our CEO held a position on Holista’s Board of Directors.

●	The Company has significant influence over APW as the Company is the beneficial owner of approximately 14.3% of the common shares of APW and one officer from the Company holds a director position on APW’s Board of Directors.

On March 2, 2020, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private startup company, in conjunction with the Company lending a $200,000 promissory note. For further details on this transaction, refer to Note 10 - Related Party Transactions, Note Receivable from a Related Party Company. As of September 30, 2021 and December 31, 2020, AMRE was a private company. Based on management’s analysis, the fair value of the AMRE warrants was $0 as of September 30, 2021 and December 31, 2020.

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

The Company had an equity holding in Vivacitas Oncology Inc. (“Vivacitas”), a private company that is currently not listed on an exchange. We measure Vivacitas at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Our ownership in Vivacitas was sold on March 18, 2021 to DSS for $2,480,000. The difference of $2,279,872 between the selling price and our original investment cost was recorded as additional paid capital considering a related party transaction. For further details on this transaction, refer to Note 10 – Related Party Transactions, Sale of Investment in Vivacitas to DSS.

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

On September 30, 2020, the Company acquired 3,800 shares, approximately 19% ownership, from HWH World Company Limited (f.k.a. Hyten Global (Thailand) Co., Ltd.) (“HWH World Co.”), a private company, at a purchase price of $42,562.

During the nine months ended September 30, 2021, the Company invested $19,609 in K Beauty Research Lab Co., Ltd (“K Beauty”) for 18% ownership. K Beauty was established for sourcing, developing and producing variety of Korea-made beauty products as well as Korea - originated beauty contents for the purpose of distribution to HWH’s membership distribution channel.

There has been no indication of impairment or changes in observable prices via transactions of similar securities and investments are still carried at cost.

Equity Method Investment

The Company accounts for equity investment in entities with significant influence under equity-method accounting. Under this method, the Group’s pro rata share of income (loss) from investment is recognized in the consolidated statements of comprehensive income. Dividends received reduce the carrying amount of the investment. When the Company’s share of loss in an equity-method investee equals or exceeds its carrying value of the investment in that entity, the equity method investment can be reduced below zero based on losses if the Company either be liable for the obligations of the investee or provide for losses in excess of the investment when imminent return to profitable operations by the investee appears to be assured. Otherwise, the Company does not recognize its share of equity method losses exceeding its carrying amount of the investment, but discloses the losses in the footnotes. Equity-method investment is reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other-than-temporary. In making this determination, factors are evaluated in determining whether a loss in value should be recognized. These include consideration of the intent and ability of the Group to hold investment and the ability of the investee to sustain an earnings capacity, justifying the carrying amount of the investment. Impairment losses are recognized in other expense when a decline in value is deemed to be other-than-temporary.

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns less than 3.4% of American Medical REIT Inc. (“AMRE”) as of September 30, 2021, a startup REIT company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. LiquidValue did not invest equity but provided a loan to AMRE (for further details on this transaction, refer to Note 10, Related Party Transactions). On balance sheet, the prorate loss from AMRE was not recorded as a liability because the Company is not liable for the obligations of AMRE and also not committed to provide additional financial support.

Sweet Sense, Inc.

BioLife Sugar, Inc. (“BioLife’), a subsidiary consolidated under Alset International, entered into a joint venture agreement on April 25, 2018 with Quality Ingredients, LLC (“QI”). The agreement created an entity called Sweet Sense, Inc. (“Sweet Sense”) which was 50% owned by BioLife and 50% owned by QI. Management believed its 50% investment represents significant influence over Sweet Sense and accounts for the investment under the equity method of accounting.

On November 8, 2019, Impact BioMedical Inc., a subsidiary of the Company, purchased 50% of Sweet Sense from QI for $91,000 and recorded a loss from acquisition of $90,001. As of November 8, 2019, the total investment in joint venture was equal to $91,000 and the proportionate losses totaled $90,001. The transaction was not in the scope of ASC 805 Business Combinations since the acquisition was accounted for an asset purchase instead of a business combination. As an asset acquisition, the Company recorded the transaction at cost and applied ASC 730 to expense in-process research and development cost, the major cost of Sweet Sense. Consequently, Sweet Sense was an 81.8% owned subsidiary of Impact BioMedical Inc. and therefore, was consolidated into the Company’s condensed consolidated financial statements as of September 30, 2020. On August 20, 2020 Impact BioMedical Inc. was sold to one od DSS’s subsidiaries. As a subsidiary of Impact BioMedical Inc., Sweet Sense was in the discontinued operations of Impact BioMedical Inc. (See Note 13 Discontinued Operations).

Joint Venture with Novum

On April 20, 2021, one of Company’s indirect subsidiaries, SeD Capital Pte. Ltd. (“SeD Capital”), entered into joint venture agreement with a digital asset management firm Novum Alpha Pte Ltd (“Novum”). Pursuant to this agreement, SeD Capital will own 50% of the issued and paid-up capital in the joint venture company, Credas Capital Pte Ltd (“Credas”) with the remaining 50% shareholding stake held by Novum. On the consolidated balance sheet, the prorate loss from Credas was not recorded as a liability because the Company is not liable for the obligations of Credas and also not committed to provide additional financial support.

American Pacific Bancorp, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”) and gained majority ownership in that entity. APB was consolidated into the Company under common control accounting (See Transactions between Entities under Common Control for details). On September 8, 2021 APB sold 6,666,700 shares Series A Common Stock to Document Security Systems, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APB fell below 50% to 41.3% and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. As a result of the deconsolidation, the Company recognized gain of approximately $28.2 million. The gain represents the difference between the fair value of retained equity method investment of $30.8 million and the investment percentage of carrying amount of APB’s net assets of $2.9 million. Considering the transaction was between related parties, the Company recorded the gain as additional paid in capital in its equity. From September 8 to September 30, 2021, the investment income was $87,390. As of September 30, 2021, the investment in APB was $30,940,518

Investment in Debt Securities

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

The Company invested $50,000 in a convertible promissory note of Sharing Services Global Corporation (“Sharing Services Convertible Note”), a company quoted on the US OTC market. The value of the convertible note is estimated by management using a Black-Scholes valuation model. The fair value of the note was $10,009 and $66,978 on September 30, 2021 and December 31, 2020, respectively.

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26 per common share of Vector Com. As of September 30, 2021, the Management estimated the fair value of the note to be $88,599, the initial transaction price.

Variable Interest Entity

Under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 810, Consolidation, when a reporting entity is the primary beneficiary of an entity that is a variable interest entity (“VIE”), as defined in ASC 810, the VIE must be consolidated into the financial statements of the reporting entity. The determination of which owner is the primary beneficiary of a VIE requires management to make significant estimates and judgments about the rights, obligations, and economic interests of each interest holder in the VIE.

The Company evaluates its interests in VIE’s on an ongoing basis and consolidates any VIE in which it has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact its economic performance; and (ii) the obligation to absorb losses of the VIE that could potentially be significant to it or the right to receive benefits from the VIE that could be significant to the VIE.

HWH World Company Limited

HWH World Co. is a direct sales company in Thailand. The Company has a 19% ownership and lent a loan of $187,500 with zero interest and due on demand, to HWH World Co. The current level of equity in HWH World Co. is not sufficient to permit if to operate on its own without additional subordinated financial support. The Company has a variable interest in HWH World Co. However, The Company is not deemed to absorb losses or receive benefits that could potentially be significant to HWH World Co. Ltd. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseen and controlling the management. The power to direct the activities are held by the manager in Thailand who owns 51% of the HWH World Co. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On September 30, 2021 and December 31, 2020 variable interest and amount receivable in the non-consolidated VIE was $232,124 and $42,562, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE. The Company applied ASC 321 and measured HWH World Co. investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

American Medical REIT Inc.

The Company has less than 3.4% ownership in AMRE and lent a loan of $200,000 with 8% per annum interest rate and due on March 3, 2022. The Company has a variable interest in AMRE. However, The Company is not deemed to absorb losses or receive benefits that could potentially be significant to AMRE. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseen and controlling the management. The power to direct these activities are held by the AMRE’s largest shareholder which owns approximately 93% of AMRE and AMRE’s management team. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On September 30, 2021 and December 31, 2020 variable interest and amount receivable in the non-consolidated VIE was $225,398 and $213,431, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE.

Credas Capital Pte Ltd

The Company has a 50% ownership of Credas Capital Pte Ltd (“Credas”) and lent a loan of $134,718 with zero interest rate and due on demand. The current level of equity in Credas is not sufficient to permit if to operate on its own without additional subordinated financial support. The Company has a variable interest in Credas. However, The Company is not deemed to absorb losses or receive benefits that could potentially be significant to Credas. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseen and controlling the management. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On September 30, 2021 and December 31, 2020 variable interest and amount receivable in the non-consolidated VIE was $134,718 and $0, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE.

Real Estate Assets

Real estate assets are recorded at cost, except when acquired real estate assets meet the definition of a business combination in accordance with Financial Accounting Standards Board (“FASB”) ASC 805 - “Business Combinations”, which acquired assets are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are reduced when lots are sold.

The Company capitalized construction costs of approximately $1.8 million and $2.8 million for the three months ended September 30, 2021 and 2020, respectively. The Company capitalized construction costs of approximately $3.2 million and $8.9 million for the nine months ended September 30, 2021 and 2020, respectively.

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

The Company did not record impairment on any of its projects during the three and nine months ended on September 30, 2021 and 2020.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. During the nine months ended September 30, 2021, the Company signed multiple purchase agreements to acquire 46 homes in Montgomery and Harris Counties, Texas. By September 30, 2021, all of the 46 homes were closed with an aggregate purchase cost of $10,662,228. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the nine months ended on September 30, 2021.

Revenue Recognition and Cost of Revenue

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

The Company’s main business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter into sales contracts with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contracts. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger project, which represented approximately 70% and 99%, respectively, of the Company’s revenue in the nine months ended on September 30, 2021 and 2020, is as follows:

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

Rent from tenants is recorded in accordance with the terms of each lease agreement on a straight-line basis over the initial term of the lease. Rental revenue recognition begins when the tenant controls the space and continues through the term of the related lease. Generally, at the end of the lease term, the Company provides the tenant with a one year renewal option, including mostly the same terms and conditions provided under the initial lease term, subject to rent increases.

The Company defers rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within deferred revenues and other payables on the Company’s consolidated balance sheets.

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the nine months ended September 30, 2021, the Company didn’t recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to realize the revenue more quickly. The selling prices range from $3,000 to $4,500 per home depending on the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation must be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the three months ended on September 30, 2021 and 2020, we recognized revenue of $182,813 and $54,147 from FFB assessment, respectively. During the nine months ended on September 30, 2021 and 2020, we recognized revenue of $431,458 and $169,349 from FFB assessment, respectively.

Cost of Revenues

Real Estate

●	Cost of Real Estate Sale

All of the costs of real estate sales are from our land development business. Land acquisition costs are allocated to each lot based on the area method, the size of the lot comparing to the total size of all lots in the project. Development costs and capitalized interest are allocated to lots sold based on the total expected development and interest costs of the completed project and allocating a percentage of those costs based on the selling price of the sold lot compared to the expected sales values of all lots in the project.

If allocation of development costs and capitalized interest based on the projection and relative expected sales value is impracticable, those costs could also be allocated based on area method, the size of the lot comparing to the total size of all lots in the project.

●	Cost of Rental Revenue

Cost of rental revenue consists primarily of the costs associated with management and leasing fees to our management company, repairs and maintenance, depreciation and other related administrative costs. Utility expenses are paid directly by tenants.

Biohealth

●	Product Direct Sales

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

●	Annual Membership

The Company collects an annual membership fee from its Distributors. The fee is fixed, paid in full at the time of joining the membership and non-refundable. The membership provides the member access to purchase products at a discount, access to certain back-office services, receive commissions for signing up new members, and attend corporate events. The Company recognizes revenue associated with the membership over the period of the membership. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $1,636,475 and $2,867,226 at September 30, 2021 and December 31, 2020, respectively.

Other Businesses

●	Remaining performance obligations

As of September 30, 2021 and December 31, 2020, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange loss of $578,903 and $482,209 during the three months ended on September 30, 2021 and 2020, respectively. The Company recorded foreign exchange gain of $1,842,128 and $981,564 during the nine months ended on September 30, 2021 and 2020, respectively. The foreign currency transactional gains and losses are recorded in operations.

Translation of consolidated entities’ financial statements

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange ruling at the balance sheet date. The Company’s entities with functional currency of S$, HK$, AUD and KRW, translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenue, expense, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss).

For the three months ended on September 30, 2021, the Company recorded other comprehensive loss from foreign currency translation of $1,238,356 and a $462,064 gain in the three months ended September 30, 2020, in accumulated other comprehensive loss. For the nine months ended on September 30, 2021, the Company recorded other comprehensive loss from foreign currency translation of $4,077,987 and a $585,085 loss in the nine months ended September 30, 2020, in accumulated other comprehensive loss.

Non-controlling interests

Non-controlling interests represent the equity in subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the consolidated statements of operation and comprehensive income, and within equity in the Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On September 30, 2021 and December 31, 2020, the aggregate non-controlling interests in the Company were $25,139,976 and $38,023,260, respectively.

Capitalized Financing Costs

Financing costs, such as loan origination fee, administration fee, interests, and other related financing costs should be capitalized and recorded on the balance sheet, if these financing activities are directly associated with the development of real estates.

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

As of September 30, 2021 and December 31, 2020, the capitalized financing costs were $3,247,739 and $3,513,535, respectively.

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

  4. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of September 30, 2021 and December 31, 2020, uninsured cash and restricted cash balances were $70,219,636 and $25,752,637, respectively.

For the three months ended September 30, 2021, two customers accounted for approximately 95%, and 5% of the Company’s property and development revenue. For the three months ended September 30, 2020, two customers accounted for approximately 99%, and 1% of the Company’s property and development revenue. For the nine months ended September 30, 2021, two customers accounted for approximately 96%, and 4% of the Company’s property and development revenue. For the nine months ended September 30, 2020, two customers accounted for approximately 98%, and 2% of the Company’s property and development revenue.

  5. SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available, that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision-maker is the CEO. The Company operates in and reports four business segments: real estate, digital transformation technology, biohealth, and other business activities. At the present time, our financial services activities are reported under our other business activities. Our biohealth revenues include the sale of consumer products. The Company’s reportable segments are determined based on the services they perform and the products they sell, not on the geographic area in which they operate. The Company’s chief operating decision-maker evaluates segment performance based on segment revenue. Costs excluded from segment income (loss) before taxes and reported as “Other” consist of corporate general and administrative activities which are not allocable to the four reportable segments.

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the nine months ended September 30, 2021 and 2020:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Nine Months Ended September 30, 2021
Revenue	$12,026,069	$-	$4,919,844	$-	$16,945,913
Cost of Sales	(8,291,698)	-	(218,507)	-	(8,510,205)
Gross Margin	3,734,371	-	4,701,337	-	8,435,708
Operating Expenses	(901,236)	(173,594)	(3,451,152)	(8,940,432)	(13,466,414)
Operating Income (Loss)	2,833,135	(173,594)	1,250,185	(8,940,432)	(5,030,706)
Other Income (Expense)	(9,063)	403,000	(33,960,503)	(53,727,340)	(87,293,906)
Net Income (Loss) Before Income Tax	2,824,072	229,406	(32,710,318)	(62,667,772)	(92,324,612)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Nine Months ended September 30, 2020
Revenue	$7,148,786	$-	$31,133	$-	$7,179,919
Cost of Sales	(5,603,164)	-	(6,139)	-	(5,609,303)
Gross Margin	1,545,622	-	24,994	-	1,570,616
Operating Expenses	(634,254)	(87,972)	(388,083)	(3,424,869)	(4,535,178)
Operating Income (Loss)	911,368	(87,972)	(363,089)	(3,424,869)	(2,964,562)
Other Income (Expense)	(2,646)	115	(10,211,916)	433,844	(9,780,603)
Net Income (Loss) Before Income Tax	908,722	(87,857)	(10,575,005)	(2,991,025)	(12,745,165)

September 30, 2021
Cash and Restricted Cash	$7,951,918	$228,627	$2,845,805	$61,914,783	$72,941,133
Total Assets	42,348,896	1,252,457	18,136,991	113,397,797	175,136,141

December 31, 2020
Cash and Restricted Cash	$8,150,769	$158,058	$1,590,265	$21,836,387	$31,735,479
Total Assets	28,954,484	158,160	524,603	78,076,498	107,713,745

  6. BUSINESS UNDER COMMON CONTROL

Due to the transactions with Chan Heng Fai on March 12, 2021 and acquisition of HengFeng Finance Limited (“HFL”) on April 21, 2021, transactions between entities under common control (for further details on these transactions, refer to Note 3 – Summary of Significant Accounting Policies), the Company has disclosed the Consolidated Statement of Operations and Other Comprehensive Income for the Nine Months Ended on September 30, 2020 and Consolidated Balance Sheet as of December 31, 2020, to adjust the information on a consolidated basis as follows:

Consolidated Statement of Operations and Other Comprehensive Income for the Nine Months Ended on September 30, 2020

	As Previously Reported	Acquisition of APB and HFL under Common Control	Acquisition of LVD Ltd under Common Control	As Combined
Revenue
Real Estate	$7,148,786	$-	$-	$7,148,786
Biohealth	31,133	-	-	31,133
Total Revenue	7,179,919	-	-	7,179,919

Operating Expenses
Cost of Sales	5,609,303	-	-	5,609,303
General and Administrative	4,196,939	330,665	7,574	4,535,178
Total Operating Expenses	9,806,242	330,665	7,574	10,144,481

Loss From Operations	(2,626,323)	(330,665)	(7,574)	(2,964,562)

Other Income (Expense)
Interest Income	14,995	32,801	67	47,863
Interest Expense	(160,341)	-	-	(160,341)
Foreign Exchange Transaction Gain	960,268	-	21,296	981,564
Unrealized Gain (Loss) on Securities Investment	(10,877,960)	(5,311)	122	(10,883,149)
Realized Gain on Security Investment	-	-	444,508	444,508
Loss on Investment on Security by Equity Method	(193,132)	-	-	(193,132)
Finance Cost	-	(73,041)	-	(73,041)
Other Income	52,847	2,278	-	55,125
Total Other Income (Expense), Net	(10,203,323)	(43,273)	465,993	(9,780,603)

Net Income (Loss) from Continuing Operations Before Income Taxes	(12,829,646)	(373,938)	458,419	(12,745,165)

Income Tax Expense from Continuing Operations	(188,759)	-	-	(188,759)

Net Income (Loss) from Continuing Operations	(13,018,405)	(373,938)	458,419	(12,933,924)

Loss from Discontinued Operations, Net of Tax	(417,438)	-	-	(417,438)
Net Income (Loss)	(13,435,843)	(373,938)	458,419	(13,351,362)

Net Loss Attributable to Non-Controlling Interest	(4,126,352)	(50,706)	-	(4,177,058)

Net Income (Loss) Attributable to Common Stockholders	$(9,309,491)	$(323,232)	$458,419	$(9,174,304)

Other Comprehensive Loss, Net
Unrealized Gain on Securities Investment	29,639	-	-	29,639
Foreign Currency Translation Adjustment	(585,085)	-	-	(585,085)
Comprehensive Income (Loss)	(13,991,289)	(373,938)	458,419	(13,906,808)

Comprehensive Loss Attributable to Non-controlling Interests	(4,190,100)	(50,706)	-	(4,240,806)

Comprehensive Income (Loss) Attributable to Common Stockholders	$(9,801,189)	$(323,232)	$458,419	$(9,666,002)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(1.07)			$(1.01)
Discontinued Operations	$(0.03)			$(0.04)
Net Income Per Share	$(1.10)			$(1.05)

Weighted Average Common Shares Outstanding - Basic and Diluted	8,712,081			8,712,081

Consolidated Balance Sheet as of December 31, 2020

	As Previously Reported	Acquisition of APB and HFL under Common Control	Acquisition of LVD Ltd under Common Control	Eliminations	As Combined
Assets:
Current Assets:
Cash	$22,124,491	$2,348,478	$492,977	$-	$24,965,946
Restricted Cash	6,769,533	-	-	-	6,769,533
Account Receivables, Net	1,366,194	-	-	-	1,366,194
Other Receivables	270,222	279,177	95,177	-	644,576
Note Receivables - Related Party	624,986	24,583	-	-	649,569
Prepaid Expenses	1,470,680	-	-	-	1,470,680
Inventory	90,068	-	-	-	90,068
Investment in Securities at Fair Value	48,857,483	313,343	1,631	-	49,172,457
Investment in Securities at Cost	280,516	-	-	-	280,516
Investment in Securities on Equity Method	-	-	74,535	(74,535)	-
Deposits	47,019	1,801	-	-	48,820
Total Current Assets	81,901,192	2,967,382	664,320	(74,535)	85,458,359

Real Estate
Properties under Development	20,505,591	-	-	-	20,505,591
Operating Lease Right-Of-Use Asset	574,754	-	-	-	574,754
Deposit	249,676	-	-	-	249,676
Loan Receivable	-	840,000	-	-	840,000
Property and Equipment, Net	85,365	-	-	-	85,365
Total Assets	$103,316,578	$3,807,382	$664,320	$(74,535)	$107,713,745

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,553,132	$118,133	$-	$-	$1,671,226
Deferred Revenue	2,867,226	-	-	-	2,867,226
Builder Deposits	1,262,336	-	-	-	1,262,336
Operating Lease Liability	381,412	-	-	-	381,412
Note Payable	172,706	-	-	-	172,706
Note Payable- Related Parties	1,526,208	184,250	823,823	-	2,534,281
Total Current Liabilities	7,763,020	302,383	823,823	-	8,889,226
Long-Term Liabilities:
Builder Deposits	-	-	-	-	-
Operating Lease Liability	193,342	-	-	-	193,342
Notes Payable	636,362	-	-	-	636,362
Total Liabilities	8,592,724	302,383	823,823	-	9,718,930

Stockholders’ Equity:
Common Stock	8,570	47,756	-	(47,756)	8,570
Additional Paid in Capital	97,950,440	3,975,261	756,487	47,756	102,729,944
Accumulated Deficit	(43,010,991)	(993,296)	(906,010)	-	(44,910,297)
Accumulated Other Comprehensive Income (Loss)	2,153,318	-	(9,980)	-	2,143,338
Total Stockholders’ Equity	57,101,337	3,029,721	(159,503)	-	59,971,555
Non-controlling Interests	37,622,517	475,278	-	(74,535)	38,023,260
Total Stockholders’ Equity	94,723,854	3,504,999	(159,503)	(74,535)	97,994,815

Total Liabilities and Stockholders’ Equity	$103,316,578	$3,807,382	$664,320	$(74,535)	$107,713,745

  7. REAL ESTATE ASSETS

As of September 30, 2021 and December 31, 2020, real estate assets consisted of the following:

	September 30, 2021	December 31, 2020

Construction in Progress	$6,453,072	$9,567,841
Land Held for Development	9,174,185	10,937,750
Rental Properties, net	11,027,736	-
Total Real Estate Assets	$26,654,993	$20,505,591

Single family residential properties

As of September 30, 2021, the Company owns 46 Single Family Residential Properties (“SFRs”) in Montgomery and Harris Counties, Texas. The Company’s aggregate investment in those SFRs was $10.7 million. Depreciation expense was $38,533 and $0 in three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $53,755 and $0 in nine months ended September 30, 2021 and 2020, respectively.

The following table presents the summary of our SRFs as of September 30, 2021:

	Number of Homes	Aggregate investment	Average Investment per Home
SFRs	46	$10,662,228	$231,788

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On September 30, 2021 and December 31, 2020, there was $244,936 and $1,262,336 held on deposit, respectively.

  9. NOTES PAYABLE

As of September 30, 2021 and December 31, 2020, notes payable consisted of the following:

	September 30, 2021	December 31, 2020
M&T Bank Loan, Net of Debt Discount	-	636,362
PPP Loan	68,502	-
Australia Loan	161,546	172,706
Hire Purchase	89,206	-
Total notes payable	$319,254	$809,068

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of September 30, 2021, the outstanding balance of the revolving loan was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process.

On June 18, 2020, Alset EHome Inc. (“Alset EHome”), a wholly owned subsidiary of LiquidValue Development Inc., entered into a Loan Agreement with Manufacturers and Traders Trust Company (the “Lender”).

Pursuant to the Loan Agreement, the Lender provided a non-revolving loan to Alset EHome in an aggregate amount of up to $2,990,000 (the “Loan”). The line of credit bears interest rate of LIBOR plus 375 basis points. Repayment of the Loan is secured by a Deed of Trust issued to the Lender on the property owned by certain subsidiaries of Alset EHome. The maturity date of this Loan is July 1, 2022. LiquidValue Development Inc. and one of its subsidiaries are guarantors of this Loan. The guarantors are required to maintain during the term of the loan a combined minimum net worth in an aggregate amount equal to not less than $20,000,000. The Company was in compliance with this covenant as of December 31, 2020.

During the year ended December 31, 2020, Alset EHome borrowed $664,810 from M&T Bank, incurring at the same time a loan origination fees of $61,679 which were amortized over the term of the loan. As of December 31, 2020, the remaining unamortized debt discount was $42,906. The loan in the amount of $664,810, together with all accrued interests of $25,225, was paid off on May 28, 2021. The loan was closed in June 2021. Additionally, the debt discount of $42,907 was fully amortized during the six months ended June 30, 2021.

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

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven. As of September 30, 2021, we owed $68,502 to M&T Bank.

Australia Loan

On January 7, 2017, SeD Perth Pty Ltd (“SeD Perth”) entered into a loan agreement with National Australian Bank Limited (the “Australia Loan”) for the purpose of funding land development. The loan facility provides SeD Perth with access to funding of up to approximately $460,000 and matures on December 31, 2018. The Australia Loan is secured by both the land under development and a pledged deposit of $36,059. This loan is denominated in AUD. Personal guarantees amounting to approximately $500,000 have been provided by our CEO, Chan Heng Fai and by Rajen Manicka, the CEO of Holista CollTech and Co-founder of iGalen Inc. The interest rate on the Australia Loan is based on the weighted average interest rates applicable to each of the business markets facility components as defined within the loan agreement, ranging from 4.12% to 4.86% per annum for the nine months ended September 30, 2021 and from 4.36% to 5.57% per annum for the nine months ended September 30, 2020. On September 7, 2017 the Australia Loan was amended to reduce the maximum borrowing capacity to approximately $179,000. During 2020, the terms of the Australia Loan were amended to reflect an extended maturity date of April 30, 2022. This was accounted for as a debt modification. The Company did not pay fees to the National Australian Bank Limited for the modification of the loan agreement.

Singapore Car Loan

On May 17, 2021, Alset International Limited entered into a Hire Purchase Agreement with Hong Leong Finance Limited to purchase a car for business. The total purchase price of the car, including associated charges, was approximately $184,596. Alset International paid an initial deposit of $78,640, and would make monthly instalment of approximately $1,300, including interest of 1.88% per annum, for the 84 months.

  10. RELATED PARTY TRANSACTIONS

Personal Guarantees by Directors

As of September 30, 2021 and December 31, 2020, a director of the Company had provided personal guarantees amounting to approximately $500,000, to secure external loans from financial institutions for AEI and the consolidated entities.

Sale of Investment in Vivacitas to DSS

On March 18, 2021, the Company sold equity investment in Vivacitas, a U.S.-based biopharmaceutical company, equalling to 2,480,000 shares of common stock and a stock option to purchase 250,000 shares of Vivacitas common stock at $1 per share at any time prior to the date of a public offering, to a subsidiary of DSS for $2,480,000. Chan Heng Fai, CEO and the founder of our Company, holds a director position on both Vivacitas and DSS. After this transaction, we do not own any investment in Vivacitas. Our original cost of common stock and stock option of Vivacitas was $200,128. We did not recognize gain or loss in this transaction. The difference of $2,279,872 between the selling price and our original investment cost was recorded as additional paid capital considering it was a related party transaction.

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

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to LiquidValue Development Pte. Ltd. and its subsidiary LiquidValue Development Limited for the general operations. As of September 30, 2021 and December 31, 2020, the outstanding balance was approximately $830,243 and $823,823, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Alset EHome International for the Company’s general operations. The advance was paid back during the nine months ended September 30, 2021 and as of September 30, 2021 and December 31, 2020, the outstanding balance was $0 and $178,400, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of September 30, 2021 and December 31, 2020, the outstanding balance was $13,450 and $14,379, respectively.

On August 20, 2020, the Company acquired 30,000,000 common shares from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. During the nine months ended September 30, 2021, the Company paid back $1,321,600 and as of September 30, 2021 and December 31, 2020 the amount outstanding was $11,829 and $1,333,429, respectively.

On March 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, for four proposed transactions, consisting of (i) purchase of certain warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International Limited, which was valued at $28,363,966; (ii) purchase of all of the issued and outstanding stock of LiquidValue Development Pte Ltd. (“LVD”), which was valued at $173,395; (iii) purchase of 62,122,908 ordinary shares in True Partners Capital Holding Limited (HKG: 8657) (“True Partners”), which was valued at $6,729,629; and (iv) purchase of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”), which was valued at $28,653,138. The total amount of above four transactions was $63,920,129, payable on the Closing Date by the Company, in the convertible promissory notes (“Alset CPNs”), which, subject to the terms and conditions of the Alset CPNs and the Company’s shareholder approval, shall be convertible into shares of the Company’s common stock (“AEI Common Stock”), at par value of $0.001 per share, at the conversion price of AEI’s Stock Market Price. AEI’s Stock Market Price shall be $5.59 per share, equivalent to the average of the five closing per share prices of AEI Common Stock preceding January 4, 2021 as quoted by Bloomberg L.P. AEI’s stock price was $10.03 on March 12, 2021, the commitment date. The Beneficial Conversion Feature (“BCF”) intrinsic value was $50,770,192 for the four convertible promissory notes and was recorded as debt discount of convertible notes after the transaction. On May 13 and June 14, 2021 all Alset CPNs of $63,920,128 and accrued interests of $306,438 were converted into 2,123 shares of series B preferred stock and 9,163,965 shares of common stock of the Company.

On May 14, 2021, the Company borrowed S$7,395,472 Singapore Dollars (equal to approximately $5,545,495 U.S. Dollars) from Chan Heng Fai. The unpaid principal amount of the Loan shall be due and payable on May 14, 2022 and the Loan shall have no interest. As of September 30, 2021 the outstanding balance was $4,423,095.

Chan Heng Fai provided an interest-free, due on demand advance to HengFeng Finance Limited for the general operations. As of September 30, 2021 and December 31, 2020, the outstanding balance was $0 and $184,250, respectively.

Management Fees

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company’s subsidiary LiquidValue Development, has had a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company has paid a monthly fee of $20,000 for these consulting services. The Company incurred expenses of $60,000 and $60,000 for the three months ended September 30, 2021 and 2020, respectively. Company incurred expenses of $240,000 and $180,000 for the nine months ended September 30, 2021 and 2020, respectively, which were capitalized as part of Real Estate on the Company’s Consolidated Balance Sheets as the services relate to property and project management. In June 2021, MacKenzie Equity Partners was granted an additional $60,000 bonus payment. On September 30, 2021 and December 31, 2020, the Company owed this related party $20,000 and $0, respectively.

Notes Receivable from Related Party Companies

On March 2, 2020, LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received a $200,000 Promissory Note from American Medical REIT Inc. (“AMRE”), a company which is less than 3.5% owned by LiquidValue as of September 30, 2021. Chan Heng Fai and Chan Tung Moe are directors of American Medical REIT Inc. The note carries interests of 8% and is payable in two years. LiquidValue also received warrants to purchase AMRE shares at the exercise price of $5.00 per share. The amount of the warrants equals to the note principle divided by the exercise price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. As of September 30, 2021 and December 31, 2020, the fair market value of the warrants was $0. The Company accrued $25,398 and $13,431 interest income as of September 30, 2021 and December 31, 2020, respectively.

On January 24, 2017, SeD Capital Pte Ltd, a 100% owned subsidiary of Alset International lent $350,000 to iGalen Inc. The term of the loan was two years, with an interest rate of 3% per annum for the first year and 5% per annum for the second year. The expiration term was renewed as due on demand after two years with 5% per annum interest rate. As of December 31, 2020, the outstanding principle was $350,000 and accrued interest $61,555. On September 30, 2021, the management of the Company evaluated the financial and the operation results of iGalen and concluded that possibility to repay this loan is not probable, and the principal and accrued interests total of $412,754 was recorded as bad debt expense.

As of September 30, 2021, the Company provided advances for operation of $232,124 to HWH World Co., a direct sales company in Thailand of which the Company holds approximately 19% ownership.

On April 20, 2021, SeD Capital Pte Ltd entered into Joint Venture Agreement with Novum Alpha Pte Ltd., pursuant to which, each company owns 50% of the joint venture company Credas Capital Pte Ltd. Based on the agreement, SeD Capital Pte Ltd contributed 90% of the initial $150,000 shareholder loan to the joint venture, with the remaining balance contributed by Novum Alpha. The loan carries 0% interest rate and will be repaid on a “first-in first-out” basis, out of the operating profits of the joint venture, with the immediate partial payment of $100,000 of the initial loan to SeD Capital, once the company achieves profitability. As of September 30, 2021, the outstanding balance was $134,718.

Loan to Employees

On November 24, 2020, American Pacific Bancorp. Inc. lent $560,000 to Chan Tung Moe, an officer of one of the subsidiaries of the Company and son of Chan Heng Fai, Chairman and Chief Executive Officer of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 80,000 shares of Alset EHome International. On November 24, 2020, American Pacific Bancorp. Inc. lent $280,000 to Lim Sheng Hon Danny, an employee of one of the subsidiaries of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 40,000 shares of Alset EHome International. Subsequent to the making of these loans, the Company acquired the majority of the issued and outstanding common stock of American Pacific Bancorp. As of September 30, 2021, both principal and interest, $840,000 and $28,031, of both loans to Chan Tung Moe and Lim Sheng Hong, were fully paid off.

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

On May 12, 2021, the Company entered into an Exchange Agreement with Chan Heng Fai, pursuant to which he converted $13,000,000 of note payable for 2,132 shares of the Company’s newly designated Series B Preferred Stock. Effective upon the filing of the Amendment in June 2021, the Company issued Chan Heng Fai 2,132,000 shares of common stock upon the automatic conversion of all 2,132 outstanding shares of the Company’s Series B Convertible Preferred Stock.

On May 10, 2021, the Company entered into an underwriting agreement with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “May’s Offering”) of (i) 4,700,637 common units (the “Common Units”), at a price to the public of $5.07 per Common Unit, with each Common Unit consisting of (a) one share of common stock, par value $0.001 per share (the “Common Stock”), (b) one Series A warrant (the “Series A Warrant” and collectively, the “Series A Warrants”) to purchase one share of Common Stock with an initial exercise price of $5.07 per whole share, exercisable until the fifth anniversary of the issuance date, and (c) one Series B warrant (the “Series B Warrant” and collectively, the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase one-half share of Common Stock with an initial exercise price of $6.59 per whole share, exercisable until the fifth anniversary of the issuance date and (ii) 1,611,000 pre-funded units (the “Pre-funded Units”), at a price to the public of $5.06 per Pre-funded Unit, with each Pre-funded Unit consisting of (a) one pre-funded warrant (the “Pre-funded Warrant” and collectively, the “Pre-funded Warrants”) to purchase one share of Common Stock, (b) one Series A Warrant and (c) one Series B Warrant. The shares of Common Stock, the Pre-funded Warrants, and the Warrants were offered together, but the securities contained in the Common Units and the Pre-funded Units were issued separately. Following the May’s Offering, all the investors exercised their Pre-funded Units and additional 1,611,000 shares of common stock and Series A and Series B Warrants were issued.

The Company also granted the Underwriters a 45-day over-allotment option to purchase up to 808,363 additional shares of Common Stock and/or up to 808,363 additional Series A Warrants to purchase 808,363 shares of Common Stock, and/or up to 808,363 additional Series B warrants to purchase 404,181 shares of Common Stock. The May’s Offering, including the partial exercise of the Underwriters’ over-allotment option to purchase 808,363 Series A Warrants and 808,363 Series B Warrants, closed on May 13, 2021. During the month of June, 2021, Aegis exercised its option to purchase an additional 808,363 common shares at a price of $5.07 per common share and as of September 30, 2021 still holds 808,363 Series B Warrants. Through September 30, 2021, investors exercised 1,364,025 of Series A Warrants and 6,598 of Series B Warrants. As a result of the May’s Offering and subsequent exercise notice received for the pre-funded units and warrants, the Company issued 8,487,324 common shares. As a result of the May’s Offering and subsequent exercise notice received for the pre-funded units and warrants, and the net proceeds to the Company were $39,765,440.

The Company incurred approximately $88,848 in expenses related to the May’s Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the May’s Offering and warrants exercised as of September 30, 2021.

	Shares	Par value	Amount received
Offering	4,700,637	$4,701	$29,145,056
Exercise of Pre-Funded Units	1,611,000	$1,611	$16,110
Exercise of Underwriter’s Series A Warrants	808,363	$808	$3,755,774
Exercise of Series A and Series B Warrants	1,367,324	$1,367	$6,937,347
Offering Expenses	-	$-	$(88,848)
Total	8,487,324	$8,487	$39,765,439

On July 27, 2021, the Company entered into another underwriting agreement with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “July’s Offering”) of (i) 5,324,139 shares of common stock, par value $0.001 per share (the “Common Stock”), at a price to the public of $2.12 per share of Common Stock and (ii) 9,770,200 pre-funded warrants (the “Pre-funded Warrants”) to purchase 9,770,200 shares of Common Stock, at a price to the public of $2.11 per Pre-funded Warrant. The Offering closed on July 30, 2021. As a result of the July’s Offering and subsequent exercise notice received for the pre-funded warrants, the net proceeds to the Company were $33,392,444.

The Company granted the Underwriters a 45-day over-allotment option to purchase up to 2,264,150 additional shares of Common Stock. The Company also paid the Underwriters an underwriting discount equal to 7.0% of the gross proceeds of the Offering and a non-accountable expense fee equal to 1.5% of the gross proceeds of the Offering. In addition, the Company agreed to issue to the representative warrants (the “Representative’s Warrants”) to purchase a number of shares equal to 3.0% of the aggregate number of shares (including shares underlying the Pre-funded Warrants) sold under in the Offering, or warrants to purchase up to an aggregate of 520,754 shares, assuming the Underwriters exercise their over-allotment option in full. The Representative’s Warrants have an exercise price equal to 125% of the public offering price, or $2.65 per share, with an exercise period of 24 months from issuance. On September 9, 2021 the Underwriters exercised their over-allotment option and were issued 2,264,150 shares of our Common Stock. On September 9, 2021 the Underwriters exercised the option and the Company received $4,386,998 proceeds from this exercise.

The Pre-funded Warrants were offered and sold to purchasers whose purchase of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering in lieu of Common Stock that would otherwise result in the purchaser’s beneficial ownership exceeding 4.99% of the Company’s outstanding Common Stock (or, at the election of the purchaser, 9.99%). Each Pre-funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.01 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised as of September 30, 2021.

The Company incurred approximately $49,553 in expenses related to the July’s Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the July’s Offering and warrants exercised as of September 30, 2021.

	Shares	Par value	Amount received
Offering	5,324,139	$5,324	$28,957,297
Exercise of Pre-Funded Units	9,770,200	$9,770	$97,702
Exercise of Underwriter’s Over-Allotment Option	2,264,150	$2,264	$4,386,998
Offering Expenses	-	$-	$(49,553)
Total	17,358,489	$17,358	$33,392,444

On September 30, 2021, there were 45,721,779 common shares issued and outstanding.

The following table summarizes the warrant activity for the nine months ended September 30, 2021.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2020	108,000	$9.80	2.91	$-
Warrants Vested and exercisable at December 31, 2020	108,000	$9.80	2.91	$-
Granted	24,530,955	2.49
Exercised	(11,949,186)	0.93
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of September 30, 2021	12,689,769	$4.02	4.48	$-
Warrants Vested and exercisable at September 30, 2021	12,689,769	$4.02	4.48	$-

GigWorld Inc. Sale of Shares

During the nine months ended, September 30, 2021, the Company sold 280,000 shares of GigWorld to international investors for the amount of $280,000, which was booked as addition paid-in capital. The Company held 505,381,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

During the nine months ended, September 30, 2020, the Company sold 207,300 shares of GigWorld to international investors for the amount of $177,300, which was booked as addition paid-in capital. The Company held 505,976,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

During the nine months ended September 30, 2021 and 2020, the sales of GigWorld’s shares were de minimis compared to its outstanding shares and did not change the minority interest.

Distribution to Minority Shareholder

During the nine months ended September 30, 2021, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $1,398,250 in distribution to the minority shareholder. During nine months ended September 30, 2020, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $197,400 in distribution to the minority shareholder.

Changes of Ownership of Alset International

In the nine months ended September 30, 2021, Alset International issued 1,463,050,584 common shares through warrants exercise with exercise price of approximately $0.04 per share and received $51,566,321 cash, which included approximately $49 million from Alset EHome International to exercise its warrants to purchase Alset International common shares. The warrant exercise transactions between Alset EHome International and Alset International were intercompany transactions and only affected change in non-controlling interest on the consolidated statements of stockholders’ equity. During the nine months ended September 30, 2021, the stock-based compensation expense of Alset International was $73,292 with the issuance of 1,500,000 shares to an officer. The Company’s ownership of Alset International changed from 57.1% as of December 31, 2020 to 75.1% as of September 30, 2021.

12. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one year. Future minimum rental revenue under existing leases on our properties at September 30, 2021 in each calendar year through the end of their terms are as follows:

2021	$143,025
2022	273,826
Total Future Receipts	$416,851

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a property management fee of $90 per month per property unit and a leasing fee equal to one month of each lease’s annual rent. For the three months ended September 30, 2021 and 2020, property management fees incurred by the property managers were $4,640 and $0, respectively. For the nine months ended September 30, 2021 and 2020, property management fees incurred by the property managers were $7,380 and $0, respectively. For the three months ended September 30, 2021 and 2020, leasing fees incurred by the property managers were $33,330 and $0, respectively. For the nine months ended September 30, 2021 and 2020, leasing fees incurred by the property managers were $47,805 and $0, respectively.

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

During the three months ended September 30, 2021 and 2020, the discontinued operation loss from Impact BioMedical Inc was $0 and $56,053, respectively. During the nine months ended September 30, 2021 and 2020 the discontinued operation loss from Impact BioMedical Inc was $0 and $417,438, respectively.

14. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Non-Controlling Interests	Total
Balance at January 1, 2021	$(48,758)	$2,258,017	$(65,921)	$2,143,338

Other Comprehensive Income	(1,135)	(1,010,527)	(39,067)	(1,050,729)

Balance at March 31, 2021	$(49,893)	$1,247,490	$(104,988)	$1,092,609

Other Comprehensive Income	(25,663)	(764,544)	(343,225)	(1,133,432)

Balance at June 30, 2021	$(75,556)	$482,946	$(448,213)	$(40,823)

Other Comprehensive Income	(14,314)	(930,005)	(17,070)	(961,389)

Balance at September 30, 2021	$(89,870)	$(447,059)	$(465,283)	$(1,002,212)

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2020	$(59,888)	$1,603,145	$(84,968)	$1,458,289

Other Comprehensive Income	(8,240)	(1,094,810)	-	(1,103,050)

Balance at March 31, 2020	$(68,128)	$508,335	$(84,968)	$355,239

Other Comprehensive Income	8,147	389,413	(18,317)	379,243

Balance at June 30, 2020	$(59,981)	$897,748	$(103,285)	$734,482

Other Comprehensive Income	14,865	235,837	50,420	301,122

Balance at September 30, 2020	$(45,116)	$1,133,585	$(52,865)	$1,035,604

15. INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheet as of September 30, 2021 and December 31, 2020:

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
September 30, 2021
Assets
Investment Securities- Fair Value	$58,291,320	$37,630,181	$-	$-	$37,630,181
Investment Securities- Trading	252,038	254,055	-	-	254,055
Convertible Note Receivable	138,599	-	-	98,608	98,608
Warrants - American Premium Water	754,606	-	-	1,804,558	1,804,558
Warrants - AMRE	-	-	-	-	-

Total Investment in securities at Fair Value	$59,364,563	$37,884,236	$-	$1,903,166	$39,787,402

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
December 31, 2020
Assets
Investment securities- Fair Value Option	$7,404,911	$10,549,102	$-	$-	$10,549,102
Investment securities- Trading	17,650	18,654	-	-	18,654
Convertible preferred stock	42,889,000	-	-	37,675,000	37,675,000
Convertible note receivable	50,000	-	-	66,978	66,978
Warrants - American Premium Water	860,342	-	-	862,723	862,723
Warrants - AMRE	-	-	-	-	-
Stock Options - Vivacitas	-	-	-	-	-
Total Investment in securities at Fair Value	$51,221,903	$10,567,756	$-	$38,604,701	$49,172,457

Realized loss on investment securities for the nine months ended September 30, 2021 was $2,218,988 and realized gain on investment securities for the nine months ended September 30, 2020 was $444,508. Unrealized loss on securities investment was $35,972,445 and $10,883,149 in the nine months ended September 30, 2021 and 2020, respectively. These gains and losses were recorded directly to net income (loss). The change in fair value of the convertible note receivable in the nine months ended September 30, 2021 and 2020 was $56,969 and $29,636, respectively, and was recorded in consolidated statements of stockholders’ equity.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at September 30, 2021 and December 31, 2020, respectively.

	Share price			Market Value
	9/30/2021	Shares		9/30/2021	Valuation

DSS (Related Party)	$1.290	19,888,262	*	$25,655,858	Investment in Securities at Fair Value

AMBS (Related Party)	$0.011	20,000,000		$220,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.043	43,626,621		$1,856,184	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.004	272,039,000		$979,340	Investment in Securities at Fair Value

True Partner	$0.127	62,122,908		$7,898,298	Investment in Securities at Fair Value

Value Exchange	$0.157	6,500,000		$1,020,500	Investment in Securities at Fair Value

Trading Stocks				$254,057	Investment in Securities at Fair Value

	Total Level 1 Equity Securities			$37,884,238

Nervotech	N/A	1,666		$36,833	Investment in Securities at Cost
HWH World Co.	N/A	20,000		$42,562	Investment in Securities at Cost
K Beauty	N/A	3,600		$18,809	Investment in Securities at Cost
	Total Equity Securities			$37,982,442

	Share price			Market Value
	12/31/2020	Shares		12/31/2020	Valuation

DSS (Related Party)	$6.240	1,162,501	*	$7,254,006	Investment in Securities at Fair Value

AMBS (Related Party)	$0.008	20,000,000		$160,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.055	46,226,673		$2,565,469	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.002	122,039,000		$256,284	Investment in Securities at Fair Value

OptimumBank (Related Party)	$3.370	92,980		$313,343	Investment in Securities at Fair Value

Trading Stocks				$18,654	Investment in Securities at Fair Value

	Total Level 1 Equity Securities			$10,567,756
Vivacitas (Related Party)	N/A	2,480,000		$200,128	Investment in Securities at Cost
Nervotech	N/A	1,666		$37,826	Investment in Securities at Cost
HWH World Co.	N/A	20,000		$42,562	Investment in Securities at Cost

	Total Equity Securities			$10,848,272

*	Ratio of 1-for-30 (the “Reverse Split”) was effective at 5:01 p.m. Eastern Time on May 7, 2020 (the “Effective Time”)

DSS convertible preferred stock

During the nine months ended September 30, 2021, Global BioMedical Pte Ltd. converted 42,575 preferred stock of DSS into 6,570,170 common shares of DSS.

Sharing Services Convertible Note

The fair value of the Sharing Services Convertible Note under level 3 category as of September 30, 2021 and December 31, 2020 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2021	December 31, 2020

Dividend yield	0.00%	0.00%
Expected volatility	113.63%	210.07%
Risk free interest rate	3.25%	0.13%
Contractual term (in years)	1.02	11.76
Exercise price	$0.15	$0.15

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

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2021 and 2020:

Total
Balance at January 1, 2021	$66,978
Total losses	(1,987)
Balance at March 31, 2021	$64,991
Total losses	(35,922)
Balance at June 30, 2021	$29,069
Total losses	(19,060)
Balance at September 30, 2021	$10,009

Total
Balance at January 1, 2020	$26,209
Total losses	(12,599)
Balance at March 31, 2020	$13,610
Total gain	13,115
Balance at June 30, 2020	$26,725
Gain during deconsolidation	21,628
Total losses	(8,955,246)
Acquisition of DSS Preferred Stock	63,849,002
Balance at September 30, 2020	$54,942,109

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible bond of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of September 30, 2021, the management estimated that the fair value of this note remained unchanged from its initial purchase price.

Warrants

On March 2, 2020, the Company received warrants to purchase shares of AMRE, a related party private startup company, in conjunction with the Company lending a $200,000 promissory note. For further details on this transaction, refer to Note 10 Related Party Transactions, Note Receivable from a Related Party Company. As of September 30, 2021 and December 31, 2020, AMRE was a private company. Based the management’s analysis, the fair value of the warrants was $0 as of September 30, 2021 and December 31, 2020.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. In July and August 2021, the Company exercised 150,000,000 of the warrants to purchase 150,000,000 shares of APW for the total consideration of $150,000, leaving the balance of outstanding warrants of 1,070,390,000 at September 30, 2021. We value APW warrants under level 3 category through a Black-Scholes option pricing model and the fair value of the warrants from APW were $862,723 as of December 31, 2020 and $1,804,558 as of September 30, 2021.

The fair value of the APW warrants under level 3 category as of September 30, 2021 and December 31, 2020 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2021	December 31, 2020

Stock Price	$0.0036	$0.0021
Exercise price	0.001	0.001
Risk free interest rate	1.41%	0.88%
Annualized volatility	91.48%	178.86%
Year to maturity	8.82	9.58

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

During the three months ended on September 30, 2021 and 2020, NVR purchased 18 lots and 26 lots, respectively. During the nine months ended on September 30, 2021 and 2020, NVR purchased 76 lots and 72 lots, respectively. Through September 30, 2021 and December 31, 2020, NVR had purchased a total of 464 and 388 lots, respectively.

Leases

The Company leases offices in Maryland, Singapore, Magnolia, Texas, Hong Kong and South Korea through leased spaces aggregating approximately 15,811 square feet, under leases expiring on various dates from October 2021 to March 2024. The leases have rental rates ranging from $2,265 to $23,297 per month. Our total rent expense under these office leases was $140,685 and $149,565 in the three months ended September 30, 2021 and 2020, respectively. Our total rent expense under these office leases was $405,677 and $278,143 in the nine months ended September 30, 2021 and 2020, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2020	Renewed Lease term in 2021
Singapore	June 2020 to May 2021	June 2021 to May 2022
Hong Kong	October 2020 to October 2022
South Korea	August 2020 to August 2022
Magnolia, Texas, USA	November 2019 to April 2021	May 2021 to October 2021
Bethesda, Maryland, USA	August 2015 to December 2020	January 2021 to March 2024

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are 3.9% in 2021 and at a range from 0.5% to 4.5% per annum in 2020, which were used as the discount rates. The balances of operating lease right-of-use assets and operating lease liabilities as of September 30, 2021 were $599,481 and $611,644 respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2020 were $574,754 and $574,754, respectively.

The table below summarizes future payments due under these leases as of September 30, 2021.

For the Years Ended December 31:

2021	$140,685
2022	356,038
2023	95,104
2024	24,430
Total Minimum Lease Payments	616,257
Less: Effect of Discounting	(4,613)
Present Value of Future Minimum Lease Payments	611,644
Less: Current Obligations under Leases	(314,146)
Long-term Lease Obligations	$297,498

17. DIRECTORS AND EMPLOYEES’ BENEFITS

Stock Option plans AEI

The Company previously reserved 500,000 shares of common stock under the Incentive Compensation Plan for high-quality executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. This plan is meant to enable such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expand their maximum efforts in the creation of shareholder value. As of September 30, 2021 and December 31, 2020, there have been no options granted. The reservation of shares under the Incentive Compensation Plan was cancelled in May of 2021.

Alset International Stock Option plans

On November 20, 2013, Alset International approved a Stock Option Plan (the “2013 Plan”). Employees, executive directors, and non-executive directors (including the independent directors) are eligible to participate in the 2013 Plan.

The following tables summarize stock option activity under the 2013 Plan for the nine months ended September 30, 2021:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	1,061,333	$0.09	3.00	$-
Vested and exercisable at December 31, 2020	1,061,333	$0.09	3.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of September 30, 2021	1,061,333	$0.09	2.50	$-
Vested and exercisable at September 30, 2021	1,061,333	$0.09	2.50	$-

18. SUBSEQUENT EVENTS

On October 8, 2021, the Board of Managers of SeD Maryland Development LLC (the 83.55% owned subsidiary of the Company which owns the Company’s Ballenger Project) authorized the payment of distributions to its members in the amount of $7,000,000. Accordingly, the minority member of SeD Maryland Development LLC received a distribution in the amount of $1,151,500, with the remainder being distributed to a subsidiary of the Company, which is eliminated upon consolidation.

On October 13, 2021, BMI Capital Partners International Limited (“BMI”), a subsidiary of our majority-owned subsidiary Alset International Limited, entered into a loan agreement to loan $3,000,000 to Liquid Value Asset Management Limited, a Hong Kong limited company (“LVAM HK”).  60% of LVAM HK is owned by a subsidiary of DSS. Our Chairman and CEO, Chan Heng Fai, along with a member of the Company’s Board of Directors, Wu Wai Leung William, each serve on both our Board and the Board of DSS.  Chan Heng Fai is also a significant shareholder of DSS.  Our Co-CEO, Chan Tung Moe, also serves on the Board of DSS.  LVAM HK will engage in proprietary algorithmic trading.

On October 29, 2021, the Company’s subsidiary, Alset International Limited, entered into a Subscription Agreement with American Medical REIT Inc. (“AMRE”) to purchase a convertible promissory note (the “AI Note”) in the principal amount of $8,350,000. The AI Note is due 25 months from the AI Note’s date. Interest on the outstanding balance of the AI Note is 8% per annum. Additionally, at any time on or before maturity date, the unpaid principal and interest balance of the AI Note can be converted in whole or in part, into fully-paid and non-assessable shares of AMRE’s Common Stock at variable conversion rate of $10 per share.

On October 29, 2021, another of the Company’s subsidiaries, LiquidValue Asset Management Pte. Ltd. (“LVAM”), entered into a Subscription Agreement with AMRE. On March 2, 2020 AMRE sold LVAM a promissory note (the “March 2020 Note”) for a purchase price of $200,000. Pursuant to the terms of March 2020 Note, AMRE granted LVAM an option (the “Loan Option”) to lend AMRE up to an additional $200,000 and with a grant of warrants that shall be exercisable for four years and are exercisable into shares of AMRE’s common stock, at the exercise price of $5 per share. On October 29, 2021 LVAM exercised the Loan Option and was issued a promissory note (the “LVAM Note”) in the principal amount of $200,000, pursuant to the same terms as the March 2020 Note. The LVAM Note is due in three years and carries the interest rate of 8% per annum.

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

Business Overview

Alset EHome International Inc. is a diversified holding company principally engaged through its subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations is United States, Singapore, Hong Kong, South Korea and Australia. Our growth strategy is to pursue opportunities that we can leverage on our global network using our capital resources and to accelerate the expansion of our organic businesses. We manage our principal businesses primarily through 75.1% (as of the filing date) owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange.

Financial Impact of the COVID-19 Pandemic

Real Estate Projects

The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March 2020 through September 30, 2021, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of town homes to NVR. Sales of such lots to NVR increased in the first nine months of 2021 to 76 compared to 72 lots sold in the first nine months of 2020. Such town homes are often a first home that generally did not require buyers to sell an existing home. We believe low interest rates have encouraged home sales. Many buyers opted to see home models at the project virtually. This technology allowed them to ask questions to sales staff and see the town homes. Home closings were able to occur electronically.

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

● Our ability to control our operating expenses as we expand each of our businesses and product and service offerings.

Results of Operations

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

	Three- Months Ended		Nine-Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$4,795,567	$2,148,923	$16,945,913	$7,179,919
Operating Expenses	$4,743,985	$2,563,031	$21,976,619	$10,144,481
Other Income (Expense)	$(8,126,066)	$(12,624,022)	$(87,293,906)	$(9,780,603)
Loss from Discontinued Operations	$-	$(56,053)	$-	$(417,438)
Net Loss	$(8,074,484)	$(13,168,289)	$(92,771,369)	$(13,351,362)

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Real Estate	$3,547,396	$2,146,992	$1,400,404	65%
Biohealth	1,248,171	1,931	1,246,240	64,539%
Digital transformation technology	-	-	-	-
Other	-	-	-	-
Total revenue	$4,795,567	$2,148,923	$2,646,644	123%

	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Real Estate	$12,026,069	$7,148,786	$4,877,283	68%
Biohealth	4,919,844	31,133	4,888,711	15,703%
Digital transformation technology	-	-	-	-
Other	-	-	-	-
Total revenue	$16,945,913	$7,179,919	$9,765,994	136%

Revenue was $4,795,567 and $2,148,923 for the three months ended September 30, 2021 and 2020, respectively. Revenue was $16,945,913 and $7,179,919 for the nine months ended September 30, 2021 and 2020, respectively. An increase in property sales from the Ballenger Project and direct sales from our indirect subsidiary HWH World in the first three quarters of 2021 contributed to higher revenue in those periods. For our Ballenger Project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger project lots, increased from $54,147 in the three months ended September 30, 2020 to $182,813 in the three months ended September 30, 2021. Income from the sale of FFBs increased from $169,349 in the nine months ended September 30, 2020 to $431,458 in the nine months ended September 30, 2021. The increase is a mixed result of the increased sale of properties to homebuyers in 2021 and sale of FFBs at a higher value.

In the second quarter of 2021, the Company started renting homes to tenants. Revenue from this rental business was $133,302 and $155,249 for the three and nine months ended September 30, 2021, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

Revenues from our biohealth segment in the first nine months of 2020 came from the direct sales by iGalen Inc. (formerly known as iGalen USA, LLC), which was 100% owned by iGalen International Inc., Alset International’s 53%-owned subsidiary. On December 30, 2020 Alset International’s ownership of iGalen International was sold to one of the directors of iGalen International. During the three months ended September 30, 2020, the revenue from iGalen Inc. was $1,331. During the nine months ended September 30, 2020, the revenue from iGalen Inc. was $30,533.

In recent years, the Company expanded its biohealth segment to the Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World, similarly to iGalen Inc., operates based on a direct sale model of health supplements. HWH World recognized $1,248,171 and $600 in revenue in three months ended September 30, 2021 and 2020, respectively. HWH World recognized $4,919,844 and $600 in revenue in nine months ended September 30, 2021 and 2020, respectively.

Operating Expenses

The following tables sets forth period-over-period changes in cost of revenues for each of our reporting segments:

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Real Estate	$2,166,497	$1,610,238	$556,259	35%
Biohealth	37,904	6,139	31,765	517%
Total Cost of Revenues	$2,204,401	$1,616,377	$588,024	36%

	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Real Estate	$8,291,698	$5,603,164	$2,688,534	48%
Biohealth	218,507	6,139	212,368	3,459%
Total Cost of Revenues	$8,510,205	$5,609,303	$2,900,902	52%

Cost of revenues increased from $1,616,377 in the three months ended September 30, 2020 to $2,204,401 in the three months ended September 30, 2021, as a result of the increase in sales in the Ballenger Run project and HWH World sales. Cost of revenues increased from $5,609,303 in the nine months ended September 30, 2020 to $8,510,205 in the nine months ended September 30, 2021, as a result of the increase in sales in the Ballenger Run project and HWH World sales. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of revenues to increase as revenue increases.

The gross margin increased from $532,546 to $2,591,166 in the three months ended September 30, 2020 and 2021, respectively. The gross margin increased from $1,570,616 to $8,435,708 in the nine months ended September 30, 2020 and 2021, respectively. The increase of gross margin was caused by the increase of gross margin of HWH World, mostly due to the increase in the sales and from increased sales in Ballenger project.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Real Estate	$275,681	$131,326	$144,355	110%
Biohealth	1,540,570	174,283	1,366,287	784%
Digital transformation technology	104,219	(7,289)	111,508	1,530%
Other	619,114	648,334	(29,220)	-5%
Total operating expenses	$2,539,584	$946,654	$1,592,930	168%

	Nine Months Ended September 30,		Change
	2021	2020	Dollars	Percentage
Real Estate	$901,236	$634,254	$266,982	42%
Biohealth	3,451,152	388,083	3,063,069	789%
Digital transformation technology	173,594	87,972	85,622	97%
Other	8,940,432	3,424,869	5,515,563	161%
Total operating expenses	$13,466,414	$4,535,178	$8,931,236	197%

The increase of operating expenses of property development in 2021 compared with 2020 was mostly caused by the increase of sales related expenses. Increase in expenses in our biohealth business is caused by the increased commission payments to our distributors, which is connected to increased sales. Additionally, the increase in professional fees and employee salaries and bonuses in our Other businesses contributed to increased operating expenses in nine months ended September 30, 2021, as compared to the same period in 2020.

Other Income (Expense)

In the three months ended September 30, 2021, the Company had other expense of $8,126,066 compared to other expenses of $12,624,022 in the three months ended September 30, 2020. In the nine months ended September 30, 2021, the Company had other expense of $87,293,906 compared to other expense of $9,780,603 in the nine months ended September 30, 2020. The change in unrealized loss on securities investment and on financing costs are the primary reasons for the volatility in these two periods. Unrealized loss on securities investment was $5,268,531 in the three months ended September 30, 2021, compared to $12,444,635 loss in the three months ended September 30, 2020. Unrealized loss on securities investment was $35,972,445 in nine months ended September 30, 2021, compared to $10,883,149 loss in the nine months ended September 30, 2020. Finance costs were $27,798 in the three months ended September 30, 2021, compared to a $68,151 in the three months ended September 30, 2020. Finance costs were $50,871,869 in the nine months ended September 30, 2021, compared to a $73,041 in the nine months ended September 30, 2020.

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

During the three months ended September 30, 2021 and 2020, the discontinued operation loss from Impact BioMedical Inc was $0 and $56,053, respectively. During the nine months ended September 30, 2021 and 2020 the discontinued operation loss from Impact BioMedical Inc was $0 and $417,438, respectively.

On October 16, 2020, GBM converted an aggregate of 4,293 shares of Series A Convertible Preferred Stock into 662,500 shares of the common stock of DSS. On May 25, 2021 and again on June 21, 2021, GBM converted an aggregate of 42,575 shares of Series A Convertible Preferred Stock into 6,570,170 shares of the common stock of DSS. On September 3, 2021, the Company purchased additional 12,155,591 common shares of DSS. We now own approximately 24.9% of the common stock of DSS, and our CEO, Chan Heng Fai, owns an additional 3.1% of the common stock of DSS (not including any common shares we hold).

Net Loss

In the three months ended September 30, 2021 the Company had net loss of $8,074,484 compared to net loss of $13,168,289 in the three months ended September 30, 2020. In the nine months ended September 30, 2021 the Company had net loss of $92,771,369 compared to net loss of $13,351,362 in the nine months ended September 30, 2020.

Liquidity and Capital Resources

Our real estate assets have increased to $26,654,993 as of September 30, 2021 from $20,505,591 as of December 31, 2020. This increase primarily reflects the additional rental properties we purchased. In the nine months ended September 30, 2021, we purchased 46 homes, which will be used in the Company’s rental business. Our rental properties assets were $11,027,736 as of September 30, 2021.

Our cash has increased from $24,965,946 as of December 31, 2020 to $67,944,590 as of September 30, 2021. Our liabilities decreased from $9,718,930 at December 31, 2020 to $9,228,923 at September 30, 2021. Our total assets have increased to $175,136,141 as of September 30, 2021 from $107,713,745 as of December 31, 2020 mainly due to the increase in cash and investments in securities.

Summary of Cash Flows for the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30
	2021	2020
Net cash used in operating activities	$(6,485,979)	$(1,115,300)
Net cash used in investing activities	$(28,743,359)	$(10,187)
Net cash provided by financing activities	$77,237,040	$8,960,421

Cash Flows from Operating Activities

Net cash used in operating activities was $6,485,979 in the first nine months of 2021, as compared to net cash used in operating activities of $1,115,300 in the same period of 2020. The higher purchase of trading securities for investment purposes explained the increased cash flow used in operating activities in the first nine months of 2021.

Cash Flows from Investing Activities

Net cash used in investing activities was $28,743,359 in the first nine months of 2021, as compared to net cash used in investing activities of $10,187 in the same period of 2020. In the nine months ended September 30, 2021 we invested $19,308,318 in marketable securities, $11,081,491 to purchase real estate properties and $327,603 in promissory notes of a related party. At the same time, we received approximately $2.5 million from the sale of Vivacitas Oncology to a related party and $840,000 from the repayment of promissory note from related party. During the nine months ended September 30, 2020, we received $301,976 from the liquidation of Global Opportunity Fund. We also lent $119,389 in a promissory note to a related party and invested $182,641 in securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $77,237,040 in the nine months ended September 30, 2021, compared to net cash provided of $8,960,421 the nine months ended September 30, 2020. The increase in cash provided by financing activities in the first nine months of 2021 is primarily caused by the proceeds from stock issuance of $73,157,884 and warrants exercise of $2,975,194. During the nine months ended September 30, 2021, we also received cash proceeds of $280,000 from the sale of our GigWorld shares to individual investors and $68,502 from a loan. Additionally, the Company distributed $1,398,250 to one minority interest investor and borrowed $5,545,495 from related parties. During the nine months ended September 30, 2020, we received cash proceeds of $2,787,791 from the issuance of stock through a subsidiary’s private placement, $10,682,772 from exercise of subsidiary warrants, we distributed $197,400 to one minority interest investor and repaid $4,728,484 of related party loan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2021 or the year ended December 31, 2020. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $31.8 million and $24.8 million on September 30, 2021 and December 31, 2020, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $25 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2021, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of September 30, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Not Applicable for the period covered by this report.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2021, the Company entered into an underwriting agreement with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of (i) 5,324,139 shares of common stock, par value $0.001 per share (the “Common Stock”), at a price to the public of $2.12 per share of Common Stock and (ii) 9,770,200 pre-funded warrants (the “Pre-funded Warrants”) to purchase 9,770,200 shares of Common Stock, at a price to the public of $2.11 per Pre-funded Warrant. The Offering was made pursuant to the Company’s registration statement on Form S-1 (File Number 333-258139), which was declared effective on July 27, 2021. The Offering closed on July 30, 2021.

The net proceeds to the Company from the Offering was approximately $28.8 million, after deducting underwriting discounts and commissions and the payment of other estimated offering expenses associated with the Offering that are payable by the Company. The Company intends to use the net proceeds of the Offering for the following purposes: (i) to fund possible acquisitions of new companies and additional properties, (ii) to fund the further development of properties, including services and infrastructure; (iii) to develop rental opportunities at properties; (iv) to exercise warrants of our subsidiaries to accomplish the items in (i) – (iii) and (v) for working capital and general corporate purposes.

The Company granted the Underwriters a 45-day over-allotment option to purchase up to 2,264,150 additional shares of Common Stock. The Company also paid the Underwriters an underwriting discount equal to 7.0% of the gross proceeds of the Offering and a non-accountable expense fee equal to 1.5% of the gross proceeds of the Offering. In addition, the Company agreed to issue to the representative warrants (the “Representative’s Warrants”) to purchase a number of shares equal to 3.0% of the aggregate number of shares (including shares underlying the Pre-funded Warrants) sold under in the Offering, or warrants to purchase up to an aggregate of 520,754 shares, assuming the Underwriters exercise their over-allotment option in full. The Representative’s Warrants have an exercise price equal to 125% of the public offering price, or $2.65 per share, with an exercise period of 24 months from issuance. On September 9, 2021 the Underwriters exercised their over-allotment option and were issued 2,264,150 shares of our Common Stock. On September 9, 2021 the Underwriters exercised the option and the Company received $4,386,998 proceeds from this exercise.

The Pre-funded Warrants were offered and sold to purchasers whose purchase of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering in lieu of Common Stock that would otherwise result in the purchaser’s beneficial ownership exceeding 4.99% of the Company’s outstanding Common Stock (or, at the election of the purchaser, 9.99%). Each Pre-funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.01 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised as of September 30, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this report:

1.1	Underwriting Agreement, dated as of July 27, 2021, by and between Alset EHome International Inc. and Aegis Capital Corp., as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1. on Form 8-K filed with the SEC on July 30, 2021.

4.1	Warrant Agent Agreement (including the terms of the Pre-funded Warrant), incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on July 30, 2021.

4.2	Warrant, incorporated by reference to Exhibit 4.2 on Form 8-K filed with the SEC on July 30, 2021.

10.1	Executive Employment Agreement, by and between Alset EHome International Inc., Hengfai Business Development Pte Ltd. and Chan Tung Moe, dated as of July 1, 2021, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on July 7, 2021.

10.2	Subscription Agreement by and among Document Security Systems, Inc. and Alset EHome International, Inc., dated as of September 3, 2021, incorporated by reference, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 10, 2021.

10.3	Class A Common Stock Purchase Agreement, dated as of September 8, 2021 among American Pacific Bancorp, Inc. and Document Security Systems, Inc., incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on September 10, 2021.

31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET EHOME INTERNATIONAL INC.

November 15, 2021	By:	/s/ Chan Heng Fai
Chan Heng Fai Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 15, 2021	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

November 15, 2021	By:	/s/ Rongguo Wei
Rongguo Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

November 15, 2021	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

