Form 10-K
period 2021-12-31
Alset EHome International Inc.
filed 2022-03-31
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered pursuant to section 12(g) of the Act: None

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $57,049,221, based upon the closing market price of $5.68 per share of common stock on the Nasdaq Capital Market. (For purposes of this calculation the registrant’s directors and officers are deemed affiliates of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2022, there were 113,187,898 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Throughout this Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refer to Alset EHome International Inc., and “our board of directors” refers to the board of directors of Alset EHome International Inc. We use the terms “EHome” and “EHome communities” to refer to homes and communities that reflect our vision of accelerating sustainable, healthy living using energy and technology products and practices to provide a healthy ecosystem.

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

Alset EHome International Inc.

Form 10-K

For the Year Ended December 31, 2021

PART I

Item 1. Business.

Our Company

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage our three principal businesses primarily through our 77% owned subsidiary, Alset International Limited (“Alset International”), a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas and in Frederick, Maryland in our real estate segment. We have designed applications for enterprise messaging and e-commerce software platforms in the United States and Asia in our digital transformation technology business unit. Our biohealth segment includes sale of consumer products. We identify global businesses for acquisition, incubation and corporate advisory services, primarily related to our operating business segments.

We also have ownership interests outside of Alset International, including a 41.3% equity interest in American Pacific Bancorp Inc., an indirect 15.8% equity interest in Holista CollTech Limited, a 15.5% equity interest in True Partner Capital Holding Limited, a 24.9% equity interest in DSS Inc. (“DSS”), an 18% equity interest in Value Exchange International, Inc., a 17.5% equity interest in American Premium Water Corp., and an interest in Alset Capital Acquisition Corp. (“Alset Capital”). American Pacific Bancorp Inc. is a financial network holding company. Holista CollTech Limited is a public Australian company that produces natural food ingredients (ASX: HCT). True Partner Capital Holding Limited is a public Hong Kong company which operates as a fund management company in the U.S. and Hong Kong. DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, direct marketing, commercial lending, securities and investment management, alternative trading, digital transformation, secure living, and alternative energy. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). American Premium Water Corp. is a publicly traded consumer products company (OTCPK: HIPH). Alset Capital is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses and is listed on the Nasdaq (Nasdaq: ACAXU, ACAX, ACAXW and ACAXR).

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

We intend at all times to operate our business in a manner as to not become inadvertently subject to the regulatory requirements under the Investment Company Act by, among other things, (i) in the event of acquisitions, purchasing all or substantially all of an acquisition target’s voting stock, and only in limited cases purchase less than 51% of the voting stock; (ii) monitoring our operations and our assets on an ongoing basis in order to ensure that we own no less than a majority, or other control, of Alset International and that Alset International, in turn, owns no less than a majority, or other control, of LiquidValue Development Inc. and other such subsidiaries with significant assets and operations; and (iii) limiting additional equity investments into affiliated companies including our majority-owned and/or controlled operating subsidiaries, except in special limited circumstances. Additionally, we will continue to hire in-house management personnel and employees with industry background and experience, rather than retaining traditional investment portfolio managers to oversee our group of companies.

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

The following chart illustrates the current corporate structure of our key operating entities:

Alset EHome International Inc. (DE)
100%
Hengfai International Pte. Ltd. (Singapore)
100%
Global eHealth Limited (Hong Kong)
100%
LiquidValue Development Pte. Ltd. (Singapore)
41.33%
American Pacific Bancorp Inc. (TX)
100%
True Partner International Limited (HK)
100%
Hengfai Business Development Pte. Ltd. (Singapore)
15.84%
Holista CollTech Limited (Australia)
4.33%
11.2%
True Partner Capital Holding Limited (Cayman Islands)
76.75%
Alset International Limited (Singapore)
0.09%
100%
Global BioMedical Pte. Ltd. (Singapore)
100%
BMI Capital Partners International Limited (Hong Kong)
99.69%
GigWorld Inc. (DE)
100%
LiquidValue Asset Management Pte. Ltd. (Singapore)
99.99%
LiquidValue Development Inc. (NV)
100%
HWH World Inc. (South Korea)
45%
Alset Capital Acquisition Corp. (DE)
45%
15.24%
9.67%
DSS, Inc. (NY)
0.02%
100%
Alset EHome Inc. (DE)
Indirect
Direct

Our Current Operations

Real Estate

Property Development Business

Our real estate business is primarily conducted through our indirect subsidiary, LiquidValue Development Inc. (“LiquidValue Development”), a 99.9%-owned U.S. subsidiary of Alset International, which owns, operates and manages real estate development projects with a focus on land subdivision developments (LiquidValue Development was formerly known as “SeD Intelligent Home Inc.”). We generally contract out all real estate development activities, working with engineers, surveyors, architects and general contractors through each phase, including planning, design and construction. Once the contractors complete the land development, we then sell the developed lots to builders for the construction of new homes. Where possible, we have attempted to pre-sell these lots before they are fully developed. LiquidValue Development’s main assets are two such subdivision development projects, one near Houston, Texas (known as Black Oak), and one in Frederick, Maryland (known as Ballenger Run).

Our property development business is headquartered in Bethesda, Maryland. For the years ended December 31, 2021 and 2020, our property development business accounted for 70% and 84% of our total revenues, respectively.

Frederick, Maryland Property. In November 2015, through LiquidValue Development, we acquired Ballenger Run, a land subdivision development consisting of 197 acres, for $15.65 million. This property is presently zoned for 479 entitled residential lots and 210 entitled multi-family units. After several years of development, this project is now in its final phases. The Company anticipates that the estimated construction costs (not including land costs and financing costs) for the final phases of the Ballenger Run project will be $1,670,820. The expected completion date for the final phases of the Ballenger Run project is June of 2022.

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

MacKenzie Equity Partners, owned by Charles MacKenzie, our Chief Development Officer and a Director of the Company’s subsidiary LiquidValue Development, has had a consulting agreement with a subsidiary of the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company’s subsidiary pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $360,000 and $240,000 for the years ended December 31, 2021 and 2020, respectively, which were capitalized as part of Real Estate on the Company’s Consolidated Balance Sheet as the services relate to property and project management. During 2021, MacKenzie Equity Partners was granted an additional $120,000 bonus payment. As of December 31, 2021 and 2020 the Company owed $80,000 and $0, respectively, to this entity.

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

As of December 31, 2021 and 2020, the principal balance of the loan was $0. As part of the transaction during 2019, we incurred loan origination fees and closing fees in the amount of $381,823 and capitalized them into construction in process.

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

Sale of Residential Lots to NVR

The residential lots were contracted for sale under the Lot Purchase Agreements with NVR. NVR is a home builder engaged in the construction and sale of single-family detached homes, townhouses and condominium buildings. It also operates a mortgage banking and title services business. Under the Lot Purchase Agreements, NVR provided SeD Maryland Development LLC with an upfront deposit of $5.6 million and has agreed to purchase the lots at a range of prices. The lot types and quantities to be sold to NVR under the Lot Purchase Agreements include the following:

Lot Type	Quantity
Single Family Detached Large	85
Single Family Detached Small	89
Single Family Detached Neo Traditional	33
Single Family Attached 28’ Villa	121
Single Family Attached 20’ End Unit	46
Single Family Attached 16’ Internal Unit	105
Total	479

There are five different types of Lot Purchase Agreements, which have generally the same terms except for the price and unit details for each type of lot. Under the Lot Purchase Agreements, NVR has agreed to purchase 30 available lots per quarter. The Lot Purchase Agreements provide several conditions related to preparation of the lots which must be met so that a lot can be made available for sale to NVR. SeD Maryland is to provide customary lot preparation including survey, grading, utilities installation, paving, and other infrastructure and engineering. The sale of lots to NVR began in May 2017. As of December 31, 2021, 476 lots have been sold to NVR with 3 remaining for the duration of the project.

Sale of the Front Foot Benefit Assessments

Through LiquidValue Development and its subsidiaries, we have established a front foot benefit (“FFB”) assessment on all of the lots sold to NVR. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending on the type of home. Our total expected revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligations have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facilities and close the lot sales with NVR, which inspects these water and sewer facilities prior to the close of lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized upon NVR’s sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December, 2021 and 2020, we recognized revenue in the amounts of $289,375 and $273,620 from FFB assessments, respectively.

As part of the contract with NVR, upon establishment of FFB assessments on the lots, the Company is obligated to credit NVR with an amount equal to one year of FFB assessment per each lot purchased by NVR. As of December 31, 2021 the accrued balance due to NVR was $188,125.

K-6 Grade School Site

In connection with getting the necessary approvals for the Ballenger Project, we agreed to transfer 30 acres of land that abut the development for the construction of a local K-6 grade school. We will not be involved in the construction of the school.

Black Oak Property, Texas. Black Oak is a land infrastructure and subdivision development project situated in Magnolia, Texas, north of Houston. The site plan at Black Oak allows for approximately 550-600 residential lots of varying sizes. Through a partnership with 150 CCM Black Oak, Ltd., we had contracts to purchase seven contiguous parcels of land. Our initial equity ownership in 150 CCM Black Oak, Ltd. was $4.3 million for 60% ownership in the partnership. Since then, LiquidValue Development has increased its ownership to 100%. On January 18, 2019, the first sale of lots at Black Oak was completed and 124 lots were sold.

The Black Oak project has applied for reimbursement of certain costs for construction of roads, sewers, water and other basic requirements. While we may be entitled to reimbursements from a local improvement district, the amount and timing of such payments is uncertain. The timing of such potential reimbursements will be impacted by certain bond sales by the Southeast Management District from time to time.

On November 4, 2021, Black Oak Ltd received $750,000 reimbursement from Aqua Texas pursuant to a contractual agreement whereby Aqua is obligated to pay 150 CCM Black Oak $6,000 for each connection made to an individual single family home upon sale to the end customer.

On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.3 acre tract of land in Montgomery County, Texas. The Company’s strategic acquisition contiguous to the Black Oak project is intended to provide additional lot yield, potential additional amenities and/or a solar farm to support the Company’s sustainable, healthy living concept.

The site plan at Black Oak allows for approximately 550-600 residential lots of varying sizes. We anticipate that our involvement in land development aspects of this project will take approximately three to five additional years to complete, however, at the present time, the Company is also considering expanding its current policy of selling buildable lots to include a strategy of building housing for sale or rent, particularly at our Black Oak and Alset Villas (described below) properties. The required time and expenses needed to complete the Black Oak and Alset Villas projects will be influenced by the strategy, or mix of strategies, we utilize at each project.

Planned Alset Villas Project in Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is targeting to develop approximately 63 homes at Alset Villas for rent and/or for sale. The Alset Villas project remains at the early stage.

Home Rental Business

Houston, Texas Rental Homes. Recently, the Company expanded its real estate portfolio to single family rental houses. During 2021 the Company signed multiple purchase agreements to acquire 109 homes in Montgomery and Harris Counties, Texas. By December 31, 2021, the acquisition of the 109 homes was completed with an aggregate purchase cost of $24,940,764. All of these purchased homes are properties of our rental business.

In the first thirty single-family of the 109 rental homes that were acquired by our subsidiary in 2021, as part of our commitment to advancing smart and healthy, sustainable living, we have installed Tesla PV solar panels and Powerwalls. We are reviewing plans to add solar panels and related technologies at the balance of the single-family rental homes, where feasible. In addition, we have added technologies at many of the single family rental homes such as (i) smart solar, thermostat, and energy usage controls; (ii) smart lighting controls; (iii) smart locks and security; and (iv) smart home automation devices. We believe these and other technologies will be attractive to renters and we continue to build and pursue strategic, technological partnerships that will assist us as we expand our real estate business to include building homes for rent and building homes for sale in the future.

The Company has entered into a property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee per property unit and a leasing fee.

Potential Future Projects

In addition to our main projects, we are embarking on residential construction activities in partnership with U.S. homebuilders, and have commenced discussions to acquire smaller U.S. residential construction projects. These projects may be within both the for-sale and for-rent markets. We consider projects in diverse regions across the United States, and maintain longstanding relationships with local owners, brokers, attorneys and lenders to source projects. We will continue to focus on off-market deals and raise appropriate financing for attractive development opportunities. We believe these initiatives will provide a set of solutions to stabilize the long-term revenue associated with property development in the United States and create new ancillary service opportunities and revenue from this business.

Through our subsidiaries, we will explore the potential to pursue other business opportunities related to real estate. The Company is evaluating the potential to enter into additional activities related to solar energy and energy efficient products as well as smart home technologies. Through the Company’s eco-systems of businesses based around sustainable, healthy living communities, our Alset EHome Inc. subsidiary intends to develop single family homes which are eco-friendly. They will be fitted out with solar energy products such as photovoltaic systems, battery systems, and car charging ports for sustainable transport as well as other energy efficient systems. The Company also envisions acquiring land surrounding its communities for solar farm projects to power these communities. Alset EHome has commenced the infrastructure design, engineering and construction for this sustainable, healthy living community concept within the Black Oak project outside of Houston, Texas. The Company intends to bring this concept to other strategic parts of the US.

We also intend to enlarge the scope of property-related services. Additional planned activities, which we intend to be carried out through Alset EHome, include financing, home management, realtor services, insurance and home title validation. We may particularly provide these services in connection with homes we build. These activities are also in the planning stages.

Digital Transformation Technology

Our digital transformation technology business unit is committed to enabling enterprises to engage in a digital transformation by providing consulting, implementation and development services with various technologies including blockchain, e-commerce, social media and payment solutions. We commenced our technology business in 2015 through GigWorld Inc. (“GigWorld”), a 99.7% owned subsidiary of Alset International. Its technology platform focuses on business-to-business, or B2B, solutions, such as communications and workflow, through instant messaging, international calling, social media, e-commerce and payment systems and direct marketing. Using its platform, consumers can discover and build their own communities based on interests, location or their existing networks. The GigWorld platform tools empower these communities to share their ideas and information across multiple channels. As these communities grow, they provide the critical mass that attracts enterprises. The system is designed to ultimately help enterprises and community users to transform their business models in a more effective manner.

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

In February 2017, GigWorld launched its first network marketing solution. Since that time, GigWorld has continued to improve its technology. We believe these improvements will allow GigWorld to quickly provide solutions for brands that operate direct selling or affiliate marketing programs, enabling their members to collaborate more effectively for sales and marketing management. GigWorld’s current plan is to commence sales of this technology in 2022, with a primarily focus in the network marketing and affiliate marketing areas.

In addition to the development of its own technology, GigWorld has been actively exploring strategic partnership and investment that can enhance the company’s capability. The area of focus covers payment solutions, both payment gateway services and crypto payment technologies, loyalty programs and blockchain related services.

We believe that the increasing deployment of the GigWorld App (whether through white labeling by potential customers or otherwise) will allow for feedback from customers, and help us build a robust and scalable software. The growth of network marketing throughout the world would impact our technologies that target that industry. In this rapidly evolving field, however, technology is advancing quickly and it is possible that our competitors could create products that gain market acceptance before our products.

Biohealth Business

With populations aging and a growing focus on healthcare issues, biohealth science has become increasingly vital. We entered the biomedical and healthcare market by forming our biohealth division, which is engaged in developing, researching, testing, manufacturing, licensing and distributing (through retail, direct selling, network marketing and e-commerce) biohealth products and services. We strive to leverage our scientific know-how and intellectual property rights to provide solutions to pending healthcare issues.

HWH World. In October 2019, the Company expanded its biohealth segment into the Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World operates based on a direct sales model in South Korea. Products are sold by affiliates who place orders through HWH’s website; products are then shipped from a shipping courier in South Korea. HWH World’s products include (i) the “HAPI Skincare” products, sold in a set with four products, including a cleansing mask, moisturizer, cream and collagen ampoule; and (ii) noodles produced by Holista CollTech, a company in which we are a shareholder and with which we have worked together in the past. In addition to sales, HWH World generates revenue through the sale of memberships. We compete with numerous direct sales companies in South Korea.

Reorganization of Certain Biohealth Activities

On March 12, 2020, two of Alset International’s subsidiaries, Global BioMedical Pte Ltd, a Singapore corporation (“GBM”), and Impact BioMedical Inc, a Nevada corporation and wholly owned subsidiary of GBM (“Impact BioMedical”), entered into a binding term sheet (the “Impact Term Sheet”) with DSS, Inc. (“DSS”) and DSS BioHealth Security, Inc., a wholly owned subsidiary of DSS (“DBHS”). Pursuant to the Impact Term Sheet, DBHS agreed to acquire Impact BioMedical. Impact BioMedical owns 90.9% of Global BioMedical, Inc., which in turn owned 70% of Global BioLife Inc., which at the time was our main biohealth entity.

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

The closing of the purchase and sale of the Impact Shares contemplated under the DSS Share Exchange Agreement was subject to a number of conditions, including both DSS and Alset International having obtained approvals from their respective shareholders and receipt by DSS of audited financial statements of Impact BioMedical, which were included in DSS’s proxy statement soliciting the vote of its shareholders.

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

During the year ended December 31, 2021, GBM converted 42,575 shares of the DSS Series A Convertible Preferred Stock into 6,570,170 shares of the common stock of DSS. At the time of conversion, we owned approximately 19.9% of the common stock of DSS, and our CEO, Chan Heng Fai, was also an owner of the common stock of DSS (not including any common or preferred shares we held).

DSS owns 3.64% of the issued and outstanding stock of Alset International.

DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, direct marketing, commercial lending, securities and investment management, alternative trading, digital transformation, secure living, and alternative energy. DSS intends to strategically acquire and develops assets to enrich the value of its shareholders through calculated IPO spinoffs and a share distribution strategy. DSS Inc. is listed on the NYSE American.

iGalen International and Holista CollTech. In connection with our expansion into biohealth activities, we formed iGalen International Inc. (“iGalen International”), in which we owned a 53% ownership stake and acquired a 15.8% ownership interest in Holista CollTech, both of which companies source and distribute patented dietary supplements and other health products.

iGalen Inc. (“iGalen”) is a 100% owned subsidiary of iGalen International. iGalen’s primary product, Uncarb is a natural carbohydrate optimizer that is intended to remove excess carbohydrates, thereby improving blood sugar regulation and achieving better blood lipid profiles and sustained weight loss. On December 30, 2020, Alset International’s ownership of 53% of iGalen International was sold to one of the directors of iGalen International.

Holista CollTech is a health and wellness company based in Perth, Australia. It is listed on the Australian Securities Exchange (ASX:HCT). Holista’s core business divisions are dietary supplements, healthy food ingredients, ovine collagen and infection control solutions.

Vivacitas Oncology. Until March 18, 2021, we also held an equity interest in Vivacitas Oncology Inc., a U.S.-based biopharmaceutical company. The Company sold the subsidiary that held this interest to a subsidiary of DSS for $2,480,000. We had an indirect equity interest of 13.1% of Vivacitas at December 31, 2020. Vivacitas focuses on developing medications for cancer patients. We had a close partnership with Vivacitas and its management, an experienced research team and a distinguished medical advisory board. Vivacitas seeks to bring more effective and less toxic chemotherapies to the market for treatment of the most aggressive and intractable cancers. At the time of this sale, Vivacitas had three programs: (i) one program had completed three clinical studies, including two Phase I and one Phase II studies; (ii) one program for a potential palliative treatment had completed three Phase III studies; and (iii) one program was in the planning stages of a 2b/3 clinical study.

Our financial statements do not consolidate Holista CollTech or Vivacitas Oncology, and we have not managed their operations.

Other Business Activities

In addition to our three principal business activities, we oversee several smaller other business activities at the present time, which we believe complement our three principal businesses.

BMI Capital Partners. Alset International’s wholly-owned Hong Kong subsidiary, BMI Capital Partners International Limited provides consultancy services on corporate restructuring efforts, debt restructuring efforts and capital markets related corporate actions, including potential stock exchange listings.

During the years ended on December 31, 2021 and 2020, the revenue from the other business activities described above was approximately 0% of the total revenue.

Effective as of March 12, 2021, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, True Partner International Limited, LiquidValue Development Pte Ltd. (“LVD”) and American Pacific Bancorp, Inc. (“APB”), pursuant to which the Company purchased from Chan Heng Fai (i) warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International; (ii) 1,000,000 shares of LVD’s common stock, constituting all of the issued and outstanding stock of LVD; (iii) 62,122,908 ordinary shares in True Partner Capital Holding Limited (“True Partner”); and (iv) 4,775,523 shares of APB’s Class B common stock, representing 86.44% of the total issued and outstanding common stock of APB.

The four acquisitions set forth in the Securities Purchase Agreement closed on March 12, 2021. The Company has issued four convertible notes to Chan Heng Fai as follows: (i) a convertible note in the amount of $28,363,966 for warrants to purchase 1,500,000,000 shares of Alset International; (ii) a convertible note in the amount of $173,395 to acquire all of the outstanding capital stock of LVD; (iii) a convertible note in the amount of $6,729,629 to acquire 62,122,908 ordinary shares of True Partner; and (iv) a convertible note in the amount of $28,653,138 for 4,775,523 Class B shares of APB. Such four notes will only become convertible into shares of the Company’s common stock following the approval of the Company’s shareholders. Subject to such shareholder approval, each note shall be convertible into shares of the Company’s common stock at a conversion price equal to $5.59 per share (equivalent to the average five closing per share prices of the Company’s common stock preceding January 4, 2021). The above four acquisitions from Chan Heng Fai were transactions between entities under common control. On May 13, 2021 and June 14, 2021 convertible promissory notes of $63,920,128 and accrued interests of $306,438 were converted into 2,123 shares of series B preferred stock and 9,163,965 shares of common stock of the Company.

LiquidValue Development Pte Ltd. LVD operates in the asset management field and will be leveraged by the Company to establish an actively managed open-ended exchange-traded fund in the U.S. focused on disruptive investment opportunities with long-term exponential growth potential. The Company has acquired all of the issued and outstanding stock of LVD.

True Partner Capital Holding Limited. True Partner operates as a fund management company in the U.S. and Hong Kong. True Partner manages funds and provides managed accounts on a discretionary basis using a proprietary trading platform, offering investment management and consultancy services. True Partner also develops and supports its trading platform and related proprietary software and provides management services for a portfolio of securities and futures contracts. Its fund investors and managed accounts are primarily professional investors, including family offices, pension funds, high-net-worth individuals, endowments/foundations, and financial institutions. True Partner was founded in 2010 and is headquartered in Hong Kong. True Partner is currently listed on the Hong Kong Stock Exchange (HKSE), with over USD $1.7 billion assets under management (AUM). Pursuant to the Securities Purchase Agreement, the Company has acquired 62,122,908 ordinary shares in True Partner (HKG: 8657). The Company now owns 15.5% of True Partner.

On January 18, 2022, the Company entered into a stock purchase agreement with DSS, Inc., pursuant to which the Company has agreed to sell, through the transfer of subsidiary and otherwise, 62,122,908 shares of stock of True Partner Capital Holding Limited in exchange for 11,397,080 shares of the common stock of DSS. On February 28, 2022 the Company entered into a revised Stock Purchase Agreement with DSS, Inc., pursuant to which the Company has agreed to replace the January 18, 2022 agreement with a new agreement to sell a subsidiary holding 44,808,908 shares of stock of True Partner Capital Holding Limited, together with an additional 17,314,000 shares of True Partner Capital Holding Limited (for a total of 62,122,908 shares) in exchange for 17,570,948 shares of common stock of DSS (the “DSS Shares”). The issuance of the DSS Shares will be subject to the approval of the NYSE American (on which the common stock of DSS is listed) and DSS’s shareholders.

American Pacific Bancorp Inc. APB is a financial network holding company focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting services, and advisory capital raising services. The Company acquired 4,775,523 shares of the Class B common stock of APB, representing approximately 86.4% of the total common stock of APB. On September 8, 2021 APB sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of such share issuance, the Company’s ownership percentage of APB fell to 41.3%.

Alset Capital Acquisition Corp. On February 3, 2022 Alset Capital Acquisition Corp. (“Alset Capital”), a special purpose acquisition company sponsored by the Company and certain affiliates, closed its initial public offering of 7,500,000 units at $10.00 per unit. Each unit consisted of one of Alset Capital’s shares of Class A common stock, one-half of one redeemable warrant and one right to receive one-tenth of one share of Class A common stock upon the consummation of an initial business combination. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. Only whole warrants are exercisable. The underwriters exercised their over-allotment option in full for an additional 1,125,000 units on February 1, 2022, which closed at the time of the closing of the Offering. As a result, the aggregate gross proceeds of this offering, including the over-allotment, were $86,250,000, prior to deducting underwriting discounts, commissions, and other offering expenses.

Alset Capital’s units have been listed on the Nasdaq Global Market and began trading on February 1, 2022, under the ticker symbol “ACAXU”. On March 24, 2022, the shares of Class A common stock, warrants and rights were listed on Nasdaq under the symbols “ACAX,” “ACAXW” and “ACAXR,” respectively.

Alset Capital is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While Alset Capital may pursue an initial business combination target in any business or industry, it intends to focus on identifying businesses in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which may be referred to as “Proptech” businesses.

The Company and its majority-owned subsidiary Alset International Limited each own 45% of the sole member of Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital, with the remaining 10% of the sole member of the Sponsor owned by Alset Investment Pte. Ltd., a company owned by the Company’s Chairman, Chief Executive Officer and largest stockholder, Chan Heng Fai.

On February 3, 2022, the Sponsor purchased 473,750 units (the “Private Placement Units”) pursuant to a private placement for a purchase price of $4,737,500. Each Private Placement Unit consists of one share of Class A common stock, one-half of one warrant and one right entitling the holder to receive one tenth (1/10) of one share of Class A common stock. Previously, the Sponsor had purchased 2,156,250 shares of Class B common stock pursuant to a private placement for a purchase price of $25,000, or approximately $0.012 per share. The Class B common stock will automatically convert into shares of Class A common stock at the time of Alset Capital’s initial business combination on a one-for-one basis, subject to certain adjustments.

Immediately following its initial public offering, Alset Capital began to evaluate acquisition candidates that can be considered Proptech businesses. Alset Capital’s goal is to complete its initial business combination within one year of its initial public offering. We expect Alset Capital to operate as a separately managed, publicly traded entity following the completion of the initial business combination, or “De-SPAC”.

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

Competition

The businesses in which we participate, real estate, digital transformation technology and biohealth, are each highly competitive. Competition is based upon several factors, including price, reputation, quality and brand recognition. Existing and future competitors may introduce products and services in the same markets we serve, and competing products or services may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their products or services similar to features that presently differentiate our product and service offerings from theirs. This competition could result in increased sales and marketing expenses, thereby materially reducing our operating margins, and could harm our ability to increase, or cause us to lose, market share. Some of our competitors and potential competitors supply a wide variety of products and services, and have well-established relationships with our current and prospective customers.

Most, if not all, of our current and potential competitors may have significantly greater resources or better competitive positions in certain product segments, geographic regions or user demographics than we do. These factors may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions. By way of example, in our real estate business, some of our competitors already have the advantage of having created vertically integrated businesses, while other competitors have broader and deeper relationships with sources of financing. Other competitors in our real estate business may have more substantial ties and experience in geographical areas in which we operate.

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

Real Estate Business. The development of our real estate projects will require us to comply with federal, state and local environmental regulations. In connection with this compliance, our real estate acquisition and development projects will require environmental studies. To date, we have spent approximately $57,581 on environmental studies and compliance. Such costs are reflected in capitalized construction costs in our financial statements.

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

Biohealth Business. Our businesses are subject to varying degrees of governmental regulation in the countries in which our operations are conducted, and the general trend is toward increasingly stringent regulation. In the United States, the drug, device and cosmetic industries have long been subject to regulation by various federal and state agencies, primarily as to product safety, efficacy, manufacturing, advertising, labeling and safety reporting. The exercise of broad regulatory powers by the U.S. Food and Drug Administration, or FDA, continues to result in increases in the amounts of testing and documentation required for FDA approval of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends are also evident in major markets outside of the United States. The new medical device regulatory framework and the new privacy regulations in Europe are examples of such increased regulation.

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

Facilities

We manage our worldwide business from our principal executive offices located in Bethesda, Maryland, in a leased space of approximately 2,059 square feet, under a lease that expires in 2024. We also maintain offices in Singapore, Magnolia, Texas, Hong Kong and South Korea through leased spaces aggregating approximately 16,446 square feet, under leases expiring on various dates from April 2022 to September 2024. The leases have rental rates ranging from $2,265 to $21,500 per month. Our total rent expense under these office leases was $587,685 and $413,240 in 2021 and 2020, respectively. We expect total rent expense to be approximately $418,219 under office leases in 2022. We believe our present office space and locations are adequate for our current operations and for near-term planned expansion.

Employees

As of March 31, 2022, we had a total of 32 full-time employees. In addition to our full-time employees, we occasionally hire part-time employees and independent contractors to assist us in various operations, including real estate, research and product development and production.

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

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Co-Chief Executive Officers and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Co-Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of our disclosure controls and procedures as of December 31, 2021, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2021, we had a material weakness that relates to the relatively small number of staff. This limited number of staff prevents us from segregating duties within our internal control system and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures.

This material weakness, which remained unremedied by the Company as of December 31, 2021, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets. We are presently taking efforts to remediate this weakness.

Risks Relating to Our Business

We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

For the years ended December 31, 2021 and 2020, we had revenue of $19,798,822 and $16,238,200, respectively, and net losses of $119,017,591 and $5,100,318 in the years ended December 31, 2021 and 2020, respectively. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our properties, products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our properties, products and services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products or services from which we can derive additional revenues, our financial results will suffer.

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

We own indirect interests in several publicly traded companies – most significantly, Alset International Limited, whose shares are listed on the Singapore Stock Exchange, DSS, Inc., whose shares are listed on the NYSE American LLC Exchange, Holista CollTech Limited, whose shares are listed on the Australian Stock Exchange, True Partner Capital Holding Limited, Value Exchange International Inc., whose shares are listed on OTCQB Venture Market of the OTC Markets Group, Inc. and Alset Capital Acquisition Corp., listed on the Nasdaq (LiquidValue Development Inc. and GigWorld Inc. are not currently traded on any exchange). The average trading volume of the public shares is limited for some of these companies. In view of the limited public trading markets for some of these shares, there can be no assurance that we would succeed in obtaining a price for these shares equal to the price quoted for such shares in their respective trading markets at the time of sale or that we would not incur a loss on our shares should we determine to dispose our shareholding in any of these companies in the future. Additionally, on an ongoing basis, fluctuations in the stock prices of these companies are likely to be reflected in the market price of our common stock. Given the limited public trading markets in some of these public companies, stock price fluctuations in our price may be significant.

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

Disruptions in the financial markets and uncertain economic conditions could adversely affect the value of our real estate investments.

Disruptions in the financial markets could adversely affect the value of our real estate investments. Concerns over economic recession, the COVID-19 pandemic, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages, or inflation may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine has led to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown. Such conditions could impact real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the collateral securing our loan investments. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of collateral securing our loans could decrease below the outstanding principal amounts of such loans, and revenues from our properties could decrease due to fewer and/or delinquent tenants or lower rental rates. These factors would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

We will lose our entire investment in Alset Capital if it does not complete its initial business combination and our officers may have a conflict of interest in determining whether a particular business combination target is appropriate for Alset Capital.

We purchased, through the Sponsor, founder shares in Alset Capital for an aggregate purchase price of $25,000. In connection with Alset Capital’s initial public offering, we purchased, through the Sponsor, 473,750 private placement units at a price of $10.00 per unit, for an aggregate purchase price of $4,737,500. The founder shares and private placement units will be worthless if Alset Capital does not complete an initial business combination. In addition, the Sponsor may provide loans to Alset Capital. The interests of our officers and directors who also serve as officers and directors of Alset Capital may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following Alset Capital’s initial business combination.

Our officers, including our Chairman, Chief Executive Officer Chan Heng Fai, will allocate some of their time to Alset Capital, thereby causing potential conflicts of interest in their determination as to how much time to devote to our affairs. This potential conflict of interest could have a negative impact on our operations.

Mr. Chan, our Chairman, and Chief Executive Officer, and Mr. Wei, our Chief Financial Officer, also serve in these positions for Alset Capital, and Mr. Chan additionally also serves as a director of Alset Capital. These officers may not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and Alset Capital’s operations. These officers are engaged in Alset Capital and are not obligated to contribute any specific number of hours per week to our affairs. While we do not believe that the time devoted to Alset Capital will undermine their ability to fulfill their duties with respect to our Company, if the business affairs of Alset Capital require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our operations.

A conflict of interest may arise if we seek to acquire an entity that is also a target for an initial business combination with Alset Capital.

Alset Capital is also seeking to acquire a company engaged in the real estate business, and is not formally constrained in any way from pursuing acquisitions or business combinations that could be suitable transactions for the Company. We do not believe it is likely that Alset Capital will compete against the Company for suitable acquisition targets based upon Alset Capital’s current business model. Nevertheless, it is possible that a potential transaction could arise that would be suitable for both the Company and Alset Capital, giving rise to a conflict of interest. If such a circumstance were to occur, we anticipate that the board of directors would recuse any conflicted members of our management from taking any role in the consideration of such a transaction and, to the extent necessary, retain appropriately qualified, non-conflicted personnel to advise us.

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

With respect to the primarily engaged test, we, together with our majority-owned and/or controlled subsidiaries, are a holding company and do not intend to invest or trade in securities. Rather, through our majority-owned and/or controlled subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries, namely, real estate, digital transformation technology and biohealth.

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

If we are deemed to be an investment company under the Investment Company Act, including due to our sponsorship of the Alset Capital SPAC, our stockholders’ investment return may be reduced.

We are not registered as an investment company under the Investment Company Act of 1940, based on exceptions we believe are available to us. Our investment in the Alset Capital SPAC discussed above could give rise to a determination that we are an investment company subject to registration under the Investment Company Act. We intend to conduct our operations so that we will not be deemed to be an investment company. The SPAC initial public offering registration statement and related prospectus includes an exception permitting us to transfer our ownership in the founder shares at any time to the extent that we determine, in good faith, that such transfer is necessary to ensure that we comply with the Investment Company Act.

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

For our real estate business, the market for real estate is subject to fluctuations that may impact the value of the land or housing inventory that we hold, which may impact the price of our common stock.

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

Our three principal businesses, real estate, digital transformation technology and biohealth activities are each highly competitive and constantly changing. We expect that competition will continue to intensify. Increased competition may result in price reductions, reduced margins, loss of customers, and changes in our business and marketing strategies, any of which could harm our business. Current and potential competitors may have longer operating histories, greater name recognition, more employees and significantly greater financial, technical, marketing, public relations and distribution resources than we do. In addition, new competitors with potentially unique or more desirable products or services may enter the market at any time. The competitive environment may require us to make changes in our products, pricing, licensing, services or marketing to maintain and extend our current brand and technology. Price concessions or the emergence of other pricing, licensing and distribution strategies or technology solutions of competitors may reduce our revenue, margins or market share, any of which will harm our business. Other changes we have to make in response to competition could cause us to expend significant financial and other resources, disrupt our operations, strain relationships with partners, or release products and enhancements before they are thoroughly tested, any of which could harm our operating results and stock price.

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

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and were approximately $43 million and $25 million on December 31, 2021 and 2020, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $43 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2021, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loans is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Because our common stock is publicly traded, we will be subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board (PCAOB), the SEC and the Nasdaq Capital Market, periodically issue new requirements and regulations and legislative bodies also review and revise applicable laws. As interpretation and implementation of these laws and rules and promulgation of new regulations continues, we will continue to be required to commit significant financial and managerial resources and incur additional expenses to address such laws, rules and regulations, which could in turn reduce our financial flexibility and create distractions for management.

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

The market price of our common stock may fluctuate substantially as a result of many factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of the value of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

●	quarterly variations in our results of operations;

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of our competitors;

●	changes in expectations as to our future financial performance, including financial estimates by securities analysts;

●	publication of research reports about us or the industries in which we participate;

●	announcements by us or our competitors of significant contracts, acquisitions or capital commitments;

●	announcements by third parties of significant legal claims or proceedings against us;

●	changes affecting the availability of financing for smaller publicly traded companies like us;

●	regulatory developments in the real estate, digital transformation technology or biohealth businesses;

●	significant future sales of our common stock, and additions or departures of key personnel;

●	the realization of any of the other risk factors presented in this Report; and

●	general economic, market and currency factors and conditions unrelated to our performance.

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

As of March 31, 2022, we have 250,000,000 shares of common stock authorized and 113,187,898 shares of common stock outstanding. Of these shares, 85,351,932 shares are freely tradable.

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

As of March 31, 2022, our principal stockholder Chan Heng Fai owns approximately 31.4% of our outstanding shares of common stock. He will be able to make decisions such as (i) making amendments to our certificate of incorporation and bylaws, (ii) whether to issue additional shares of common stock and preferred stock, including to himself, (iii) employment decisions, including compensation arrangements, (iv) whether to enter into material transactions with related parties, (v) election and removal of directors and (vi) any merger or other significant corporate transactions. The interests of Chan Heng Fai may not coincide with our interests or the interests of other stockholders.

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

We have 25,000,000 authorized unissued shares of preferred stock, and our board has the ability to designate the rights and preferences of this preferred stock without your vote.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Black Oak

The Black Oak property is located in Montgomery County in Magnolia, Texas. This property is located east of FM 2978 via Standard Road to Dry Creek Road and South of the Woodlands, one of the most successful, fastest growing master planned communities in Texas. This residential land development initially consisted of approximately 162 acres. On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.3 acre tract of land in Montgomery County. The Company’s strategic acquisition contiguous to the Black Oak project is intended to provide additional lot yield, potential additional amenities and/or a solar farm to support the Company’s sustainable, healthy living concept. Together with the additional tract of land there are approximately 550-600 lots to be platted for the Company’s future endeavors. This does not include the 124 lots sold to Rausch Coleman. 150 CCM Black Oak Ltd is the primary developer responsible for all infrastructure development. This property is included in the Southeast Management District.

Planned Alset Villas Project in Texas

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is targeting to develop approximately 63 homes at Alset Villas for rent and/or for sale. The Alset Villas project remains at the early stage.

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

Rental Properties

During 2021 the Company signed multiple purchase agreements to acquire 109 homes in Montgomery and Harris Counties, Texas. By December 31, 2021, the acquisition of the 109 homes was completed with an aggregate purchase cost of $24,940,764.

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

On October 10, 2019, Gara Group filed a complaint in the Superior Court of the State of California, County of San Diego, Central Division against iGalen International Inc., iGalen Inc., Alset International Limited, Chan Heng Fai, Dr. Rajen Manicka and David Price, an executive of iGalen Inc. Gara Group’s complaint for damages asserts that the Gara Group is entitled to general damages of $9,000,000 and liquidated damages of $50,000,000. Gara Group filed an amended complaint filed on March 13, 2020. The court dismissed Kosta Gara from the iGalen suit and dismissed a cause of action for intentional interference with economic relations on January 14, 2022. Alset International Limited intends to vigorously contest this matter. The court set a trial date of April 7, 2023. iGalen International Inc. was sold by one of the Company’s subsidiaries on December 30, 2020.

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

Holders

As of March 31, 2022 the Company had six shareholders of record. Such number does not include shareholders holding shares in nominee or “street name”.

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

Under our 2018 Incentive Compensation Plan (the “Plan”), adopted by our board of directors and holders of a majority of our outstanding shares of common stock in September 2018, 500,000 shares of common stock (subject to certain adjustments) were reserved for issuance upon exercise of stock options and grants of other equity awards. No options or other equity awards have been granted under the Plan. The reservation of shares under the Incentive Compensation Plan was cancelled in May of 2021.

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

The Company also granted the Underwriters a 45-day over-allotment option to purchase up to 808,363 additional shares of Common Stock and/or up to 808,363 additional Series A Warrants to purchase 808,363 shares of Common Stock, and/or up to 808,363 additional Series B warrants to purchase 404,181 shares of Common Stock. The Offering, including the partial exercise of the Underwriters’ over-allotment option to purchase 808,363 Series A Warrants and 808,363 Series B Warrants, closed on May 13, 2021. The Underwriters exercised the Series A Warrants on June 17, 2021.

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

The Pre-funded Warrants were offered and sold to purchasers whose purchase of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering in lieu of Common Stock that would otherwise result in the purchaser’s beneficial ownership exceeding 4.99% of the Company’s outstanding Common Stock (or, at the election of the purchaser, 9.99%). Each Pre-funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.01 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised.

On December 5, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “Offering”) of (i) 18,076,666 shares of common stock, par value $0.001 per share (the “Common Stock”), at a price to the public of $0.60 per share of Common Stock and (ii) 31,076,666 pre-funded warrants (the “Pre-funded Warrants”) to purchase 31,076,666 shares of Common Stock, at a price to the public of $0.599 per Pre-funded Warrant,. The Offering closed on December 8, 2021. Mr. Chan Heng Fai, the Chairman of the Company’s Board of Directors and Chief Executive Officer, purchased $4.4 million of shares of Common Stock in the Offering on the same terms as the shares were offered.

The Company granted the Underwriters a 45-day over-allotment option to purchase up to 7,500,000 additional shares of Common Stock. The Company also paid the Underwriters an underwriting discount equal to 7% of the gross proceeds of the Offering and a non-accountable expense fee equal to 1% of the gross proceeds of the Offering.

The Pre-funded Warrants were offered and sold to purchasers whose purchase of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering. Each Pre-funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-funded Warrants are exercised in full.

The net proceeds to the Company from the Offering were approximately $27.3 million, after deducting underwriting discounts and commissions and the payment of other estimated offering expenses associated with the Offering that are payable by the Company. The Company intends to use the net proceeds of the Offering for the following purposes: (i) to fund possible acquisitions of new companies and additional properties, (ii) to fund the further development of properties, including services and infrastructure; (iii) to develop rental opportunities at properties; (iv) to exercise warrants of our subsidiaries to accomplish the items in (i) – (iii) and (v) for working capital and general corporate purposes.

On December 13, 2021 the Company entered into a Securities Purchase Agreement with Chan Heng Fai for the issuance and sale of a convertible promissory note in favor of Chan Heng Fai, in the principal amount of $6,250,000. The note bears interest of 3% per annum and is due on the earlier of December 31, 2024 or when declared due and payable by Chan Heng Fai. The note can be converted in part or whole into common shares of the Company at the conversion price of $0.625 or into cash. The loan closed on January 26, 2022 after all closing conditions were met. Mr. Chan opted to convert all of the amount of such note into 10,000,000 shares of the Company’s common stock, which shares were issued on January 27, 2022. Such restricted shares were issued pursuant to the exemption provided by Regulation D promulgated under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2021.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage our three principal businesses primarily through our 77% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas and in Frederick, Maryland in our real estate segment. We have designed applications for enterprise messaging and e-commerce software platforms in the United States and Asia in our digital transformation technology business unit. Our biohealth segment includes the sale of consumer products.

We also have ownership interests outside of Alset International, including a 41.3% equity interest in American Pacific Bancorp Inc., an indirect 15.8% equity interest in Holista CollTech Limited, a 15.5% equity interest in True Partner Capital Holding Limited, a 24.9% equity interest in DSS Inc. (“DSS”), an 18% equity interest in Value Exchange International, Inc., a 17.5% equity interest in American Premium Water Corp., and an interest in Alset Capital Acquisition Corp. (“Alset Capital”). American Pacific Bancorp Inc. is a financial network holding company. Holista CollTech Limited is a public Australian company that produces natural food ingredients (ASX: HCT). True Partner Capital Holding Limited is a public Hong Kong company which operates as a fund management company in the U.S. and Hong Kong. DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, direct marketing, commercial lending, securities and investment management, alternative trading, digital transformation, secure living, and alternative energy. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). American Premium Water Corp. is a publicly traded consumer products company (OTCPK: HIPH). Alset Capital is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses and is listed on the Nasdaq (Nasdaq: ACAXU, ACAX, ACAXW and ACAXR).

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

Our Revenue Model

Our total revenue for the years ended December 31, 2021 and 2020 was $19,798,822 and $16,238,200, respectively. Our net losses for the years ended December 31, 2021 and 2020 were $119,017,591 and $5,100,318, respectively.

We currently recognize revenue from the sale of our subdivision development properties, rental homes and the sale of our biohealth products. Sales of real properties accounted for approximately 70%, revenue from houses rental accounted for approximately 2% and sales of biohealth products accounted for approximately 28% of our total revenue in the year ended December 31, 2021. Sales of real properties accounted for approximately 84% and sales of biohealth products accounted for approximately 16% of our total revenue in the year ended December 31, 2020.

From a geographical perspective, we recognized 72% and 84% of our total revenue in the years ended December 31, 2021 and 2020, respectively, in the United States. 28% and 16% of our revenue in 2021 and 2020, respectively was recognized from our sales in South Korea.

We believe that, on an ongoing basis, revenue generated from our property development business will decline as a percentage of our total revenue as we expect to experience greater revenue contribution from our rental business, digital transformation technology, biohealth businesses and future business acquisitions.

Financial Impact of the COVID-19 Pandemic

Real Estate Projects

The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March 2020 through December 2021, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of town homes to NVR. Sales of such homes to NVR were 88 lots in 2021 and 121 in 2020. Such town homes are often buyers’ first home that generally did not require them to sell an existing home. We believe low interest rates encouraged home sales. Many buyers opted to see home models at the project virtually. This technology allowed them to ask questions to sales staff and see the town homes. Home closings often occurred electronically.

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

At our Black Oak project in Texas, we have strategically redesigned the lots for a smaller “starter home” products that we believe will be more resilient in fluctuating markets. Should we initiate sales at Black Oak, we believe the same implications described above, regarding our Ballenger Run project, may apply to our Black Oak project (including the general trend of customers’ interest shifting from urban to suburban areas). Unlike our Ballenger Run project, our Black Oak project may include our involvement in single family rental home development.

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

On June 18, 2020, Alset EHome Inc. (formerly known as SeD Home Inc., SeD Home & REITs Inc. and then Alset iHome Inc.) entered into a Loan Agreement with M&T Bank. Pursuant to this Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000, as described in “Liquidity and Capital Resources” below. It was intended for this loan to be utilized to commence our residential initiatives. The loan was closed in June 2021.

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

COVID-19 pandemic has impacted our operations in South Korea; since the start of the pandemic, the South Korean government has at various times placed certain restrictions on business meetings to reduce the spread of COVID-19. Such restrictions have impacted our ability to recruit potential affiliate sales personnel, and to introduce products to a larger audience.

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

On October 15, 2020, American Pacific Bancorp (which subsequently became a majority-owned subsidiary of the Company) entered into an acquisition agreement to acquire 3,500,001 common shares of HengFeng Finance Limited (“HFL”), representing 100% of the common shares of HFL, in consideration for $1,500,000, to be satisfied by the issuance and allotment of 250,000 shares of the Class A Common Stock of American Pacific Bancorp. HFL is incorporated in Hong Kong with limited liability. The principal activities of HFL are money lending, securities trading and investment. This transaction closed on April 21, 2021. This transaction between the Company and Chan Heng Fai is under common control of Chan Heng Fai. In third quarter of 2021 APB was deconsolidated due to our loss of majority ownership.

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

Revenue Recognition and Cost of Revenue

The following represents a disaggregation of our revenue recognition policies by segment:

Real Estate

● Property Sales. The Company’s main business is land development. The Company purchases land and develops it into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter into a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger and Black Oak projects, which represented approximately 70% and 84% of the Company’s revenue in the years ended on December 31, 2021 and 2020, respectively, is as follows:

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

● Sale of the Front Foot Benefit Assessments. We have established a front foot benefit (“FFB”) assessment on all of the lots sold to NVR. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending on the type of home. Our total expected revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligations have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facilities and close the lot sales with NVR, which inspects these water and sewer facilities prior to the close of lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized upon NVR’s sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December, 2021 and 2020, we recognized revenue in the amounts of $289,375 and $273,620 from FFB assessments, respectively.

● Rental Revenue. The Company leases real estate properties to its tenants under leases that are predominately classified as operating leases, in accordance with ASC 842, Leases (“ASC 842”). Real estate rental revenue is comprised of minimum base rent and revenue from the collection of lease termination fees.

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the year ended December 31, 2021, the Company didn’t recognize any deferred revenue and collected all rents due.

● Cost of Revenue. Land acquisition costs are allocated to each lot based on the area method, the size of the lot comparing to the total size of all lots in the project. Development costs and capitalized interest are allocated to lots sold based on the total expected development and interest costs of the completed project and allocating a percentage of those costs based on the selling price of the sold lot compared to the expected sales values of all lots in the project.

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

Capitalized construction costs of approximately $6.0 million and $10.3 million for the years ended December 31, 2021 and 2020, respectively.

On December 31, 2021, total real estate property under development was $15.7 million, including:

●	land held for development in the amount of $9.0 million (consisting of $7.7 million for Black Oak, $0.1 million for Ballenger Run, $0.7 million for Alset Villas and $0.5 million for our Perth project);

●	capitalized development costs in the amount of $3.4 million (consisting of $3.4 million for Black Oak); and

●	capitalized finance costs were $3.2 million.

On December 31, 2020, total real estate property under development was $20.5 million, including:

●	land held for development in the amount of $10.9 million (consisting of $6.9 million for Black Oak, $3.5 million for Ballenger Run and $0.5 million for our Perth project);

●	capitalized development costs in the amount of $6.1 million (consisting of $1.2 million for Black Oak, $4.8 million for Ballenger Run and $0.1 million for our Perth project); and

●	capitalized finance costs were $3.5 million.

On December 31, 2021, the capitalized construction costs were as follows:

	Ballenger Run	Black Oak	Alset Villas	Perth Project	Total
Land held for development	$125,497	$7,725,446	$639,062	$528,399	$9,018,404
Capitalized development Costs
Hard Construction Costs	29,244,223	8,865,369			38,109,592
Engineering	3,626,928	2,852,710			6,479,638
Consultation	340,528	109,826			450,354
Project Management	4,285,533	2,597,175			6,882,708
Legal	375,585	237,970			613,555
Taxes	1,326,734	985,440			2,312,174
Other Services	605,657	33,791		80,797	720,245
BAN reimbursement		(5,738,461)			(5,738,461)
Impairment Reserve		(5,230,828)			(5,230,828)
Construction - Sold Lots	(39,805,188)	(1,364,805)			(41,169,993)
Total capitalized development costs	$-	$3,348,187	$-	$80,797	$3,428,984

Capitalized finance costs					$3,247,739

Total property under development					$15,695,127

On December 31, 2020, the capitalized construction costs were as follows:

	Ballenger Run	Black Oak	Perth Project	Total
Land held for development	$3,484,903	$6,891,937	$560,910	$10,937,750
Capitalized construction Costs
Hard construction costs	26,542,028	8,636,434		35,178,462
Engineering	3,516,161	1,885,761		5,401,922
Consultation	340,528	105,667		446,195
Project management	3,682,400	915,424		4,597,824
Legal	359,353	235,961		595,314
Taxes	1,273,587	770,983		2,044,570
Other services	1,060,667	222,475	70,272	1,353,414
BAN reimbursement		(4,988,461)		(4,988,461)
Impairment reserve		(5,230,828)		(5,230,828)
Construction - Sold Lots	(31,979,301)	(1,364,805)		(33,344,106)
Total capitalized development costs	$4,795,423	$1,188,611	$70,272	$6,054,306

Capitalized finance costs				$3,513,535

Total property under development				$20,505,591

Through December 31, 2021, there were no sales from the Perth project. In addition, no sales agreement had been signed for this project.

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is targeting to develop approximately 63 homes at Alset Villas for rent and/or for sale. The Alset Villas project remains at the early stage.

Results of Operations

Summary of Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020 (As Restated)
Revenue	$19,798,822	$16,238,200
Operating Expenses	(34,792,944)	(18,422,938)
Other Expenses	(103,489,455)	(2,489,599)
Loss from Discontinued Operations	-	(417,438)
Income Tax Expense	(534,014)	(8,543)
Net Loss	$(119,017,591)	$(5,100,318)

Revenue

The following table sets forth period-over-period changes in revenues for each of our reporting segments:

	Years Ended December 31,		Change
	2021	2020 (As Restated)	Dollars	Percentage
Real Estate	$14,213,379	$13,643,689	$569,690	4%
Biohealth	5,543,066	2,594,511	2,948,555	114%
Other	42,377	-	42,377	100%
Total revenue	$19,798,822	$16,238,200	$3,560,622	22%

Revenue was $19,798,822 and $16,238,200 for the years ended December 31, 2021 and 2020, respectively. An increase in rental revenue and direct sales from our indirect subsidiary HWH World in the 2021 contributed to higher revenue in this period. For our Ballenger Project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, increased from $273,620 in the year ended December 31, 2020 to $289,375 in year ended December 31, 2021. The increase is a mixed result of the decreased sale of properties to homebuyers in 2021 and sale of FFBs of a higher value.

In the second quarter of 2021, the Company started renting homes to tenants. Revenue from this rental business was $327,296 for the year ended December 31, 2021. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

Revenues from our biohealth segment in the year ended December 31, 2020 included direct sales by iGalen Inc. (formerly known as iGalen USA, LLC), which was 100% owned by iGalen International Inc., Alset International’s 53%-owned subsidiary. On December 30, 2020 Alset International’s ownership of iGalen International was sold to one of the directors of iGalen International. During the year ended December 31, 2020, the revenue from iGalen Inc. was $89,567.

In recent years, the Company expanded its biohealth segment to the South Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World, similarly to iGalen Inc., operates based on a direct sale model of health supplements. HWH World recognized $5,543,066 and $2,504,944 in revenue in the year ended December 31, 2021 and 2020, respectively.

The category described as “Other” includes corporate and financial services and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the years ended December 31, 2021 and 2020, the revenue from other businesses was $42,377 and $0, respectively, generated by Korean café shop.

Operating Expenses

The following table sets forth period-over-period changes in cost of revenue for each of our reporting segments:

	Years Ended December 31,		Change
	2021	2020 (As Restated)	Dollars	Percentage
Real Estate	$11,073,756	$11,747,540	$(673,784)	-6%
Biohealth	214,019	338,034	(124,015)	-37%
Other	14,039	-	14,039	100%
Total cost of sales	$11,301,814	$12,085,574	$(783,760)	-6%

Cost of revenue decreased from $12,085,574 in the year ended December 31, 2020 to $11,301,814 in the year ended December 31, 2021, as a result of the decrease in the number of lots sold in the Ballenger Run. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of sales to increase as revenue increases.

The gross margin increased from $4,152,626 to $8,497,008 in the years ended December 31, 2020 and 2021, respectively. The increase of gross margin was caused by the increase of gross margin of HWH World, mostly due to the increase in the sales and from increase in rental income.

The following table sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Years Ended December 31,		Change
	2021	2020 (As Restated)	Dollars	Percentage
Real Estate	$1,136,031	$660,647	$475,384	72%
Biohealth	3,624,200	1,545,244	2,078,956	135%
Digital transformation technology	183,429	54,673	128,756	236%
Other	18,547,470	3,659,832	14,887,638	407%
Discontinued Operations	-	416,968	(416,968)	-100%
Total operating expenses	$23,491,130	$6,337,364	$17,153,766	271%

The increase of operating expenses of real estate segment in 2021 compared with 2020 was mostly caused by the increase of sales related expenses. Increase in expenses in our biohealth business is caused by the increased commission payments to our distributors, which is connected to increased sales. Additionally, the increase in professional fees, employee salaries and bonuses and directors’ remuneration in our other businesses contributed to increased operating expenses in the year ended December 31, 2021, as compared to the year ended December 31, 2020.

Other Income (Expense)

In the year ended December 31, 2021, the Company had other expense of $103,489,455 compared to other expense of $2,489,599 in the year ended December 31, 2020. The change in unrealized loss on securities investment and on financing costs are the primary reasons for the volatility in these two periods. Unrealized loss on securities investment was $49,190,748 in year ended December 31, 2021, compared to $1,694,535 loss in the year ended December 31, 2020. Finance costs were $50,871,869 in the year ended December 31, 2021, compared to a $109,916 in the year ended December 31, 2020.

Discontinued Operations

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of DSS, Inc. (“DSS”), pursuant to which, DBHS agreed to acquire all of the outstanding capital stock of Impact BioMedical Inc, a wholly owned subsidiary of GBM, through a share exchange. It was agreed that the aggregate consideration to be issued to GBM for the Impact BioMedical shares would be the following: (i) 483,334 newly issued shares of DSS common stock; and (ii) 46,868 newly issued shares of a new series of DSS perpetual convertible preferred stock with a stated value of $46,868,000 ($1,000 per share). The convertible preferred stock will be convertible into shares of DSS common stock at a conversion price of $6.48 of preferred stock stated value per share of common stock, subject to a 19.9% beneficial ownership conversion limitation (a so-called “blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by GBM. Holders of the convertible preferred stock will have no voting rights, except as required by applicable law or regulation, and no dividends will accrue or be payable on the convertible preferred stock. The holders of convertible preferred stock will be entitled to a liquidation preference of $1,000 per share, and DSS will have the right to redeem all or any portion of the then outstanding shares of convertible preferred stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share.

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

During the years ended December 31, 2021 and 2020, the discontinued operation loss from Impact BioMedical Inc was $0 and $417,438, respectively.

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

Net Loss

In the year ended December 31, 2021, the Company had net loss of $119,017,591 compared to net loss of $5,100,318 in the year ended December 31, 2020.

Liquidity and Capital Resources

Our real estate assets have increased to $40,515,380 as of December 31, 2021 from $20,505,591 as of December 31, 2020. This increase primarily reflects the acquisition of 109 new rental properties in 2021. Our cash has increased from $24,965,946 as of December 31, 2020 to $56,061,309 as of December 31, 2021. Our liabilities increased from $8,889,226 at December 31, 2020 to $13,537,003 at December 31, 2021. Our total assets have increased to $184,210,143 as of December 31, 2021 from $107,713,745 as of December 31, 2020 due to the increase in cash and investments in securities.

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

On June 18, 2020, Alset EHome Inc. entered into a Loan Agreement with M&T Bank. Pursuant to this Loan Agreement, M&T Bank provided a non-revolving loan to Alset EHome Inc. in an aggregate amount of up to $2,990,000. Repayment of this loan was secured by a deed of trust issued to the Lender on the property owned by certain subsidiaries of Alset EHome Inc. Certain subsidiaries of our company were the guarantors of this loan. The loan was closed in June 2021.

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

During the year ended on December 31, 2017, Chan Heng Fai provided non-interest loans of $7,156,680 for the general operations of the Company. The loans are interest free, not tradable, unsecured, and repayable on demand. On October 15, 2018, a formal lending agreement between Alset International and Chan Heng Fai was executed. Under the agreement, Chan Heng Fai provides a lending credit limit of approximately $10 million for Alset International with an interest rate of 6% per annum for the outstanding borrowed amount, which commenced retroactively from January 1, 2018. The loans are still not tradable, unsecured and repayable on demand. As of December 31, 2021 and 2020, the outstanding principal balance of the Related Party Loan was $0 and $178,400, respectively. Chan Heng Fai confirmed through a letter that he would not demand the repayment within a year. Interest started to accrue on January 1, 2018 at 6% per annum. During the years ended December 31, 2021 and 2020, the interest expenses were $0 and $130,667, respectively. As of December 31, 2021 and 2020, the accrued interest total was $0 and $0, respectively.

Chan Heng Fai provided an interest-free, due on demand, advance to the Company for the general operations of the Company. On December 31, 2021 and 2020, the outstanding balance was $0 and $1,511,429, respectively.

From January to December, 2021, the Company sold 280,000 shares of GigWorld to international investors with the amount of $478,300, which was booked as addition paid-in capital. The Company held 505,667,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

From January to December, 2020, the Company sold 497,300 shares of GigWorld to international investors with the amount of $478,300, which was booked as addition paid-in capital. The Company held 505,667,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

The management believes that the available cash on hand, available debt and equity financing are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows for the Years Ended December 31, 2021 and 2020

	Years Ended December 31,
	2021	2020 (As Restated)
Net cash (used in) provided by operating activities	$(16,684,360)	$317,612
Net cash (used in) provided by investing activities	$(56,044,001)	$1,781,121
Net cash provided by financing activities	$103,417,404	$21,148,031

Cash Flows from Operating Activities

Net cash used in operating activities was $16,684,360 in the year ended December 31, 2021, as compared to net cash provided by operating activities of $317,612 in the same period of 2020. The higher purchase of trading securities for investment purposes explained the increased cash flow used in operating activities during year 2021.

Cash Flows from Investing Activities

Net cash used in investing activities was $56,044,001 in the year 2021, as compared to net cash provided by investing activities of $1,781,121 in the same period of 2020. In the year ended December 31, 2021 we invested $19,390,318 in marketable securities, $25,362,146 to purchase real estate properties and $11,878,605 in promissory notes of a related party. At the same time, we received approximately $2.5 million from the sale of Vivacitas Oncology to a related party. During the year ended December 31, 2020, we received $301,976 from the liquidation of Global Opportunity Fund and $2.1 million from sale of investments. We also lent $200,000 in a promissory note to a related party and invested $201,229 in securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $103,417,404 in the year ended December 31, 2021, compared to net cash provided of $21,148,031 the year ended December 31, 2020. The increase in cash provided by financing activities in the year 2021 is primarily caused by the proceeds from stock issuance of $104,565,659 and exercise of subsidiary warrants of $3,249,339. During the year ended December 31, 2021, we also received cash proceeds of $280,000 from the sale of our GigWorld shares to individual investors and $68,502 from a loan. Additionally, the Company distributed $2,549,750 to one minority interest investor, borrowed $5,545,495 from related parties and repaid $7,057,324 to related parties. During the year ended December 31, 2020, we received cash proceeds of $13,202,123 from the issuance of stock, $11,380,460 from exercise of subsidiary warrants, we distributed $411,250 to one minority interest investor and repaid $6,644,542 of related party loan.

Real Property Financing Arrangements

Through Alset International, we have three property development projects. Ballenger Run and Black Oak projects are the major projects.

The Company anticipates that the estimated construction costs (not including land costs and financing costs) for the final phases of the Ballenger Run project will be $1.7 million. The expected completion date for the final phases of the Ballenger Run project is June of 2022.

At the present time, the Company is also considering expanding its current policy of selling buildable lots to include a strategy of building housing for sale or rent, particularly at our Black Oak and Alset Villas properties. The required time and expenses needed to complete the Black Oak and Alset Villas projects will be influenced by the strategy, or mix of strategies, we utilize at each project.

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

Black Oak

Black Oak is a land infrastructure and subdivision project situated in Magnolia, Texas, north of Houston. This project is owned by certain subsidiaries of Alset International.

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

As of December 31, 2021 and 2020, the principal balance of the loan was $0.

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

The Company accounts for certain of its investments in equity securities in accordance with ASU 2016-01 Financial Instruments—Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In accordance with ASU 2016-01, the Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Amarantus BioScience Holdings (“AMBS”) and True Partner Capital Holding Limited (“True Partner”) are publicly traded companies. The Company does not have significant influence over AMBS and True Partner as the Company is the beneficial owner of approximately 5.3% of the common shares of AMBS and 15.5% of True Partner. The stock fair value is determined by quoted stock prices.

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

During the year ended December 31, 2021, the Company’s subsidiaries established a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. Holista CollTech Limited (“Holista”), DSS Inc. (“DSS”) and American Premium Water Corp (“APW”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or elect fair value accounting.

The Company has significant influence over DSS as we owned approximately 24.9% of the common stock of DSS as of December 31, 2021, and our Chief Executive Officer, Chan Heng Fai, is an owner of the common stock of DSS (not including any common or preferred shares we hold). In addition, our Chief Executive Officer is the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS. The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or could elect the fair value option accounting.

The Company had significant influence over Holista as the Company and its CEO are the beneficial owner of approximately 15.8% of the outstanding shares of Holista and our CEO had a position on the Board of Directors of Holista from July of 2013 until June of 2021. The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or could elect the fair value option accounting.

The Company has significant influence over APW as the Company is the beneficial owner of approximately 17.5% of the common shares of APW and one officer from the Company holds a director position of APW’s board. The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or could elect the fair value option accounting.

The Company has elected the fair value options for the equity securities noted above that would otherwise be accounted for under the equity method of accounting to better match the measurement of assets and liabilities in the Consolidated Statements of Operations. APW, Holista and DSS are publicly traded companies and fair value of these equity investments is determined by the quoted stock prices. On December 31, 2021 and 2020, the fair value (calculated by market trading prices on the end dates of the periods) of total held equity stock of American Premium Water, Holista and DSS was $15,632,977 and $10,075,758, respectively.

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

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private startup company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 9 to Company’s Financial Statements, Related Party Transactions, Note Receivable from a Related Party Company. As of December 31, 2021 and 2020, AMRE was a private company. Based on management’s analysis, the fair value of the warrants and the stock option was $0 as of December 31, 2021 and 2020.

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

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. We value APB warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APW were $860,342 as of July 17, 2020, the purchase date and $1,009,854 and $862,723 as of December 31, 2021 and 2020, respectively.

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of DSS, Inc. (“DSS”), a related party of the Company, pursuant to which, DBHS agreed to acquire all of the outstanding capital stock of Impact BioMedical Inc., a wholly owned subsidiary of GBM, through a share exchange. On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares. On October 5, 2020 the Company converted 4,293 of these preferred shares into 662,500 common shares. On May 25, 2021 and again on June 21, 2021, GBM converted an aggregate of 42,575 shares of Series A Convertible Preferred Stock into 6,570,170 shares of the common stock of DSS. On September 3, 2021, the Company purchased additional 12,155,591 common shares of DSS. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. We value DSS preferred stock under level 3 category through the Option-Pricing Method (“OPM”) to allocate the equity value between common and preferred shares. The OPM relies on the Black-Scholes-Merton model. As of December 31, 2021 and 2020, the fair market value of the DSS preferred stock was $0 and $37,675,000, respectively. For further details on this transaction, refer to Note 9 to Company’s Financial Statements – Related Party Transactions, Note 13 – Discontinued Operations and Note 14 – Investments Measured at Fair Value.

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

The Company had an equity holding of 13.1% in Vivacitas Oncology Inc. (“Vivacitas”), a private company that is currently not listed on an exchange, with a purchase cost of $200,128. We measure Vivacitas at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Our ownership in Vivacitas was sold on March 18, 2021 to DSS for $2,480,000. The difference of $2,279,872 between the selling price and our original investment cost was recorded as additional paid capital considering a related party transaction. For further details on this transaction, refer to Note 9 – Related Party Transactions, Sale of Investment in Vivacitas to DSS.

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

On September 30, 2020, the Company acquired 20,000 shares, approximately 19% ownership, from HWH World Company Limited (f.k.a. Hyten Global (Thailand) Co., Ltd.) (“HWH World Co.”), a private company, at a purchase price of $42,562. HWH World Co. is a direct sales company in Thailand. The Company does not have significant influence on HWH World Co. and applied ASC 321 and measured HWH World Co. at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

On May 31, 2021, the Company invested $19,609 in K Beauty Research Lab Co., Ltd (“K Beauty”) for 18% ownership. K Beauty was established for sourcing, developing and producing variety of Korea-made beauty products as well as Korea - originated beauty contents for the purpose of distribution to HWH’s membership distribution channel.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 3.4% of American Medical REIT Inc. (“AMRE”), a startup REIT company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. LiquidValue did not invest equity but lend a loan to AMRE. See detail in Note 9 to Company’s Financial Statements, Related Party Transactions. On balance sheet, the prorate loss from AMRE was not recorded as a liability because the Company is not liable for the obligations of AMRE and is not committed to provide additional financial support.

Sweet Sense Inc.

On April 25, 2018, BioLife Sugar, Inc. (“BioLife”), a subsidiary consolidated under Alset International, entered into joint venture agreement with Quality Ingredients, LLC (“QI”). The agreement created an entity called Sweet Sense, Inc. (“Sweet Sense”), which was 50% owned by BioLife and 50% owned by QI. Management believes its investment of 50% represents significant influence over Sweet Sense and accounts for the investment under the equity method of accounting. As of December 31, 2018, BioLife had contributed $55,000 to the joint venture and recorded its proportionate share losses totaling $44,053 recorded as loss on investment in security by equity method in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss.

On November 8, 2019, Impact BioMedical Inc., a subsidiary of the Company, purchased 50% of Sweet Sense from QI for $91,000 and recorded a loss from acquisition in the amount of $90,001. As of November 8, 2019, the total investment in joint venture was equal to $91,000 and the proportionate losses totaled $90,001. The transaction was not in the scope of ASC 805 Business Combinations since the acquisition was accounted for an asset purchase instead of a business combination. As an asset acquisition, the Company recorded the transaction at cost and applied ASC 730 to expense in-process research and development cost, the major cost of Sweet Sense. Consequently, Sweet Sense was an 81.8% owned subsidiary of Alset International, and therefore, was consolidated into the Company’s condensed consolidated financial statements as of December 31, 2020. On August 20, 2020 Impact BioMedical Inc. was sold to one of DSS’s subsidiaries. As a subsidiary of Impact BioMedical Inc., Sweet Sense was in the discontinued operations of Impact BioMedical Inc.

Discontinued Operations

Impact BioMedical Inc.

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of DSS, Inc. (“DSS”), pursuant to which, DBHS agreed to acquire all of the outstanding capital stock of Impact BioMedical Inc., a wholly owned subsidiary of GBM, through a share exchange. It was agreed that the aggregate consideration to be issued to GBM for the Impact BioMedical shares would be the following: (i) 483,334 newly issued shares of DSS common stock; and (ii) 46,868 newly issued shares of a new series of DSS perpetual convertible preferred stock with a stated value of $46,868,000, or $1,000 per share. The convertible preferred stock can be convertible into shares of DSS common stock at a conversion price of $6.48 of preferred stock stated value per share of common stock, subject to a 19.9% beneficial ownership conversion limitation (a so-called “blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by GBM. Holders of the convertible preferred stock will have no voting rights, except as required by applicable law or regulation, and no dividends will accrue or be payable on the convertible preferred stock. The holders of convertible preferred stock will be entitled to a liquidation preference of $1,000 per share, and DSS will have the right to redeem all or any portion of the then outstanding shares of convertible preferred stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share.

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

The Company invested $50,000 in a convertible promissory note of Sharing Services Global Corporation (“Sharing Services Convertible Note”), a company quoted on the US OTC market. The value of the convertible note was estimated by management using a Black-Scholes valuation model. The fair value of the note was $9,799 and $66,978 on December 31, 2021 and 2020, respectively.

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26 per common share of Vector Com. As of December 31, 2021, the Management estimated the fair value of the note to be $88,599, the initial transaction price.

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

HWH World Company Limited

HWH World Co. is a direct sales company in Thailand. The Company has a 19% ownership and lent a loan of $187,500 with zero interest and due on demand, to HWH World Co. The current level of equity in HWH World Co. is not sufficient to permit it to operate on its own without additional subordinated financial support. The Company has a variable interest in HWH World Co. However, the Company is not deemed to absorb losses or receive benefits that could potentially be significant to HWH World Co. Ltd. Moreover, the Company does not have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseeing and controlling the management. The power to direct the activities are held by the manager in Thailand who owns 51% of the HWH World Co. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On December 31, 2021 and 2020 variable interest and amount receivable in the non-consolidated VIE was $236,699 and $42,562, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE. The Company applied ASC 321 and measured HWH World Co. investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

American Medical REIT Inc.

The Company has less than 3.4% ownership in AMRE and lent two loans of $200,000 each and one loan of $8,350,000, all with 8% per annum interest rate. One of the $200,000 loans is due on March 3, 2022, the other one is due on October 29, 2024. The $8,350,000 loan is due one on November 29, 2023. The Company has a variable interest in AMRE. However, The Company is not deemed to absorb losses or receive benefits that could potentially be significant to AMRE. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseen and controlling the management. The power to direct these activities are held by the AMRE’s largest shareholder which owns approximately 93% of AMRE and AMRE’s management team. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On December 31, 2021 and 2020 variable interest and amount receivable in the non-consolidated VIE was $8,901,285 and $213,431, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE.

Credas Capital Pte Ltd

The Company has a 50% ownership of Credas Capital Pte Ltd (“Credas”) and lent a loan of $135,720 with zero interest rate and due on demand. The current level of equity in Credas is not sufficient to permit if to operate on its own without additional subordinated financial support. The Company has a variable interest in Credas. However, the Company is not deemed to absorb losses or receive benefits that could potentially be significant to Credas. Moreover, the Company does not have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseen and controlling the management. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On December 31, 2021 and 2020 variable interest and amount receivable in the non-consolidated VIE was $135,720 and $0, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2021 and 2020. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $43 million and $25 million on December 31, 2021 and 2020, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $43 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in the year 2022, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2021, management determined that our company did not maintain effective controls over financial reporting due to having a limited staff. This limited number of staff prevents us from segregating duties within our internal control system; and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures. Management determined that the ineffective controls over financial reporting constitute a material weakness. To remediate such weaknesses, we plan to appoint additional qualified personnel with financial accounting, GAAP and SEC experience.

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

Item 8. Financial Statements

Alset EHome International Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alset EHome International, Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alset EHome International, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2020 consolidated financial statements to retrospectively present certain 2021 common control transactions, as described in Note 5. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2020 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2020 financial statements taken as a whole.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York
March 31, 2022

REPORT OF INDEPENDNT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Alset EHome International Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 5, the accompanying consolidated balance sheet of Alset EHome International Inc. (the Company) as of December 31, 2020, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements and the 2020 financial statements before the effects of the adjustments discussed in Note 5 are not presented herein). In our opinion, the financial statements before the effects of the adjustments to retrospectively apply the change in accounting described in Note 5, present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 5 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by GRASSI & CO., CPAs, P.C.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Briggs & Veselka Co.
We have served as the Company’s auditor since 2021.
Houston, Texas
April 14, 2021

Alset EHome International Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
		(As Restated)
Assets:
Current Assets:
Cash	$56,061,309	$24,965,946
Restricted Cash	4,740,870	6,769,533
Account Receivables, Net	39,622	1,366,194
Other Receivables	334,788	644,576
Note Receivables - Related Parties	12,792,671	649,569
Prepaid Expense	1,202,451	1,470,680
Inventory	47,290	90,068
Investment in Securities at Fair Value	36,337,023	49,172,457
Investment in Securities at Cost	99,216	280,516
Investment in Securities at Equity Method	30,801,129	-
Deposit	275,204	48,820
Total Current Assets	142,731,573	85,458,359

Real Estate
Rental Properties	24,820,253	-
Properties under Development	15,695,127	20,505,591
Operating Lease Right-Of-Use Asset	659,620	574,754
Deposit	39,653	249,676
Loan Receivable - Related Parties	-	840,000
Property and Equipment, Net	263,917	85,365
Total Assets	$184,210,143	$107,713,745

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$11,341,789	$1,671,265
Deferred Revenue	728,343	2,867,226
Builder Deposits	31,553	1,262,336
Operating Lease Liability	283,989	381,412
Notes Payable	317,671	172,706
Notes Payable - Related Parties	833,658	2,534,281
Total Current Liabilities	13,537,003	8,889,226

Long-Term Liabilities:
Operating Lease Liability	383,354	193,342
Note Payable, Net of Discount	-	636,362
Total Liabilities	13,920,357	9,718,930

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value; 250,000,000 shares authorized; 87,368,446 and 8,570,000 shares issued and outstanding on December 31, 2021 and 2020, respectively	87,368	8,570
Additional Paid in Capital	296,181,977	102,729,944
Accumulated Deficit	(148,233,473)	(44,910,297)
Accumulated Other Comprehensive Income	341,646	2,143,338
Total Alset EHome International Stockholders’ Equity	148,377,518	59,971,555
Non-controlling Interests	21,912,268	38,023,260
Total Stockholders’ Equity	170,289,786	97,994,815

Total Liabilities and Stockholders’ Equity	$184,210,143	$107,713,745

See accompanying notes to condensed consolidated financial statements.

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

For the Years Ended December 31, 2021 and 2020

	2021	2020
		(As Restated)
Revenue
Rental	$327,296	$-
Property	13,886,083	13,643,689
Biohealth	5,543,066	2,594,511
Other	42,377	-
Total Revenue	19,798,822	16,238,200
Operating Expenses
Cost of Sales	11,301,814	12,085,574
General and Administrative	23,491,130	6,337,364
Total Operating Expenses	34,792,944	18,422,938

Operating Losses from Operations	(14,994,122)	(2,184,738)

Other Income (Expense)
Interest Income	183,636	65,751
Interest Expense	(317,281)	(147,640)
Net Gain on Investment in Alset International during the Unconsolidated Period	-	61,346
Foreign Exchange Transaction Gain (Loss)	1,363,061	(371,603)
Unrealized Loss on Securities Investment	(49,190,748)	(1,694,535)
Realized Loss on Securities Investment	(4,698,078)	(192,459)
Loss on Investment on Security by Equity Method	(51,999)	(227,643)
Finance Costs	(50,871,869)	(109,916)
Other Income	93,823	127,100
Total Other Expense, Net	(103,489,455)	(2,489,599)

Net Loss Before Income Taxes	(118,483,577)	(4,674,337)

Income Tax Expense	(534,014)	(8,543)

Net Loss from Continuing Operations	(119,017,591)	(4,682,880)

Loss from Discontinued Operations, Net of Tax	-	(417,438)
Net Loss	(119,017,591)	(5,100,318)

Net Loss Attributable to Non-controlling Interest	(15,694,415)	(1,948,661)

Net Loss Attributable to Common Stockholders	$(103,323,176)	$(3,151,657)

Other Comprehensive (Loss) Income, Net
Unrealized (Loss) Gain on Securities Investment	(57,179)	19,486
Foreign Currency Translation Adjustment	(3,974,966)	1,148,898
Comprehensive Loss	(123,049,736)	(3,931,934)

Comprehensive Loss Attributable to Non-controlling Interests	(16,933,170)	(1,381,863)

Comprehensive Loss Attributable to Common Stockholders	$(106,116,566)	$(2,550,071)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(3.69)	$(0.33)
Discontinued Operations	$-	$(0.05)
Basic Net Loss Per Share	$(3.69)	$(0.38)

Weighted Average Common Shares Outstanding - Basic and Diluted	27,982,876	8,352,425

See accompanying notes to consolidated financial statements.

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For Two Year Period Ended December 31, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset EHome International Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2020	-	$-	-	$-	10,001,000	$10,001	$56,786,713	$1,458,289	$(41,758,640)	$16,496,362	$7,163,857	$23,660,219

Cancellation of Outstanding Stock					(3,601,000)	(3,601)	3,601			-	-	-

Issuance of Stock					2,170,000	2,170	13,199,953			13,202,123		13,202,123

Subsidiary’s Issuance of Stock							13,439,082			13,439,082	8,748,744	22,187,826

Proceeds from Selling Subsidiary Equity							278,346			278,346	208,954	487,300

Sale of Impact BioMedical Inc. to Related Party							26,307,872	-		26,307,872	19,846,288	46,154,160

Contribution							539,088	-		539,088	406,681	945,769

Transfer iGalen International Inc. to Related Party							2,132,407			2,132,407	1,608,658	3,741,065

Change in Non-Controlling Interest							(9,957,118)	19,047		(9,938,071)	1,897,608	(8,040,463)

Change in Unrealized Gain on Investment								11,130		11,130	8,356	19,486

Foreign Currency Translations								654,872		654,872	494,026	1,148,898

Distribution to Non-Controlling Shareholders											(411,250)	(411,250)

Net Loss									(3,151,657)	(3,151,657)	(1,948,661)	(5,100,318)

Balance at January 1, 2021 (As Restated)	-	$-	-	$-	8,570,000	$8,570	$102,729,944	$2,143,338	$(44,910,297)	$59,971,555	$38,023,260	$97,994,815

Issuance of Common Stock	-	-	-	-	67,502,481	67,502	104,498,157	-	-	104,565,659	-	104,565,659

Convert Common stock to Series A Preferred Stock	6,380	6	-	-	(6,380,000)	(6,380)	6,374	-	-	-	-	-

Convert Related Party Note Payable to Series B Preferred Stock	-	-	2,132	2	-	-	12,999,998	-	-	13,000,000	-	13,000,000

Convert Preferred Stock Series A and B to Common	(6,380)	(6)	(2,132)	(2)	8,512,000	8,512	(8,504)	-	-	-	-	-

Transactions under Common Control	-	-	-	-	-	-	(57,190,499)	-	-	(57,190,499)	-	(57,190,499)

Sale of Vivacitas to Related Party	-	-	-	-	-	-	2,279,872	-	-	2,279,872	-	2,279,872

Purchase Stock of True Partner from Related Party	-	-	-	-	-	-	3,274,060	-	-	3,274,060	-	3,274,060

Beneficial Conversion Feature Intrinsic Value, Net	-	-	-	-	-	-	50,770,192	-	-	50,770,192	-	50,770,192

Change in Non-Controlling Interest	-	-	-	-	-	-	(5,729,539)	865,493	-	(4,864,046)	2,664,056	(2,199,990)

Convert Related Party Note Payable to Common Stock					9,163,965	9,164	51,217,402	-	-	51,226,566	-	51,226,566

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	2,328,707	-	-	2,328,707	920,632	3,249,339

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	164,107	-	-	164,107	115,893	280,000

Deconsolidate American Pacific Bancorp	-	-	-	-	-	-	28,287,920	-	-	28,287,920	(383,063)	27,904,857

Exercise American Premium Water Warrant to Purchase Stock	-	-	-	-	-	-	553,786	-	-	553,786	180,614	734,400

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(41,273)	-	(41,273)	(15,906)	(57,179)
Foreign Currency Translations	-	-	-	-	-	-	-	(2,625,912)	-	(2,625,912)	(1,349,054)	(3,974,966)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	-	-	(2,549,750)	(2,549,750)

Net Loss	-	-	-	-	-	-	-	-	(103,323,176)	(103,323,176)	(15,694,415)	(119,017,591)

Balance at December 31, 2021	-	$-	-	$-	87,368,446	$87,368	$296,181,977	$341,646	$(148,233,473)	$148,377,518	$21,912,268	$170,289,786

See accompanying notes to consolidated financial statements.

Alset EHome International Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021 and 2020

	2021	2020
		(As Restated)
Cash Flows from Operating Activities
Net Loss from Operations	$(119,017,591)	$(5,100,318)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	166,451	24,309
Amortization of Right-Of-Use Asset	611,253	333,543
Amortization of Debt Discount	50,871,869	18,772
Shared-based Compensation & Expense	134,192	1,564,376
Impairment on Promissory Note	421,754	-
Impairment on Life Insurance	-	104,978
PPP Loan Forgiveness	-	(64,502)
Foreign Exchange Transaction Gain	(1,403,859)	354,392
Unrealized Loss on Securities Investment	49,190,748	1,690,086
Realized Loss on Securities Investment	4,698,078	-
Loss on Equity Method Investment	51,999	227,643
Net Gain in the Unconsolidated Period	-	(61,346)
Changes in Operating Assets and Liabilities
Real Estate	4,810,464	4,227,504
Account Receivables	849,413	(1,629,544)
Prepaid Expense	399,442	(1,521,281)
Deposits	(16,361)	(226,487)
Trading Securities	(14,426,785)	-
Inventory	34,991	(36,873)
Accounts Payable and Accrued Expenses	9,663,367	416,947
Deferred Revenue	(2,199,477)	2,608,632
Operating Lease Liability	(293,525)	(329,404)
Builder Deposits	(1,230,783)	(1,182,933)
Income Tax Payable	-	(678,694)
Net Cash (Used in) Provided by Operating Activities	(16,684,360)	739,800
Net Cash Used in Discontinued Operating Activities	-	(422,188)
Net Cash (Used in) Provided by Operating Activities	(16,684,360)	317,612

Cash Flows from Investing Activities
Purchase of Fixed Assets	(227,821)	(21,674)
Purchase of Real Estate Properties	(25,362,146)	-
Proceeds from Global Opportunity Fund Liquidation	-	301,976
Sales of Investment Securities	110,718	2,102,048
Purchase of Investment Securities	(19,390,318)	(201,229)
Investment in Life Insurance	-	(200,000)
Sales of Investment Securities to Related Party	2,480,000	-
Cash Loss in Deconsolidation of American Pacific Bancorp	(1,235,953)	-
Issuing Loan Receivable - Related Party	(11,878,605)	-
Proceed form Loan Receivable - Related Party	(539,876)	(200,000)
Net Cash (Used in) Provided by Investing Activities	(56,044,001)	1,781,121
Net Cash Used in Discontinued Investing Activities	-	-
Net Cash (Used in) Provided by Investing Activities	(56,044,001)	1,781,121

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	104,565,659	13,202,123
Proceeds from Exercise of Subsidiary Warrants	3,249,339	11,380,460
Proceeds from Sale of Subsidiary Shares	280,000	3,097,791
Dividend Paid on Preferred Stock	(73,750)	(109,916)
Borrowings from M&T Loan	-	617,590
Borrowing from PPP Loan	68,502	68,502
Repayment of PPP Loan	-	(4,000)
Distribution to Non-controlling Interest Shareholders	(2,549,750)	(411,250)
Repayment to Notes Payable	(610,767)	(250,000)
Proceeds from Notes Payable - Related Parties	5,545,495	201,273
Proceeds Repayment to Notes Payable - Related Parties	(7,057,324)	(6,644,542)
Net Cash Provided by Financing Activities	103,417,404	21,148,031
Net Cash Provided by Discontinued Financing Activities	-	-
Net Cash Provided by Financing Activities	103,417,404	21,148,031

Net Increase in Cash and Restricted Cash	30,689,043	23,246,764
Effects of Foreign Exchange Rates on Cash	(1,622,343)	50,683
Cash and Restricted Cash - Beginning of Year	31,735,479	8,438,032
Cash and Restricted Cash- End of Period	$60,802,179	$31,735,479

Supplementary Cash Flow Information
Cash Paid for Interest	$20,154	$855,381
Cash Paid for Taxes	$446,757	$688,316

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized (Loss) Gain on Investment	$(57,179)	$19,486
Initial Recognition of ROU / Lease Liability	$256,928	$762,239
Acquiring True Partner Stock by Issuing Promissory Note	$10,003,689	$-
Sales of Investment in Vivacitas to Related Party	$2,279,872	$-
Transactions under Common Control	$57,190,499	$-
Intrinsic Value of BCF	$(50,770,192)	$-
Converting Notes to Stock	$64,226,566	$-
American Pacific Bancorp Deconsolidation	$27,904,857	$-
Gain from Exercise of American Premium Water Warrant	$734,400	$-
Purchase of Fixed Asset by Issuing Promissory Note	$95,000	$-
Disposal of Impact BioMedical Inc. to Related Party	$-	$46,154,160
Disposal of iGalen International Inc. to Related Party	$-	$3,741,065
Contribution	$-	$945,769
Change in Non-Controlling Interest	$-	$1,333,229

See accompanying notes to consolidated financial statements.

Alset EHome International Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Alset EHome International Inc. (the “Company” or “AEI”), formerly known as HF Enterprises Inc., was incorporated in the State of Delaware on March 7, 2018 and 1,000 shares of common stock was issued to Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company. AEI is a diversified holding company principally engaged through its subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. The Company manages its principal businesses primarily through its subsidiary, Alset International Limited (“Alset International”, f.k.a. Singapore eDevelopment Limited), a company publicly traded on the Singapore Stock Exchange.

On October 1, 2018, Chan Heng Fai transferred his 100% interest in Alset Global Pte. Ltd. (“Alset Global”, formerly known as Hengfai International Pte. Ltd.) to Alset EHome International Inc. in exchange for 8,500,000 shares of the Company’s common stock. Alset Global holds a 100% interest in Alset Business Development Pte. Ltd. (“Alset Business Development”), formerly known as Hengfai Business Development Pte. Ltd.). Both Alset Global and Alset Business Development are holding companies with no business operations. On December 31, 2021, the Company held 2,810,999,176 shares and 10,000,000 warrants of Alset International, which is the primary operating company of AEI. The Company held 1,011,150,294 shares and 139,834,471 warrants of Alset International on December 31, 2020. On December 31, 2021 and 2020, the Company’s ownership of Alset International was 76.8% and 57.1%, respectively.

Also, on October 1, 2018, Chan Heng Fai transferred his 100% ownership interest in Impact Oncology Pte. Ltd. (“Impact Oncology”, formerly known as Heng Fai Enterprises Pte. Ltd.) and Global eHealth Limited (“Global eHealth”) to AEI in exchange for 500,000 and 1,000,000 shares of the Company’s common stock, respectively.

The contributions to AEI on October 1, 2018 of Alset Global, Impact Oncology, and Global eHealth from Chan Heng Fai represented transactions under common control with a related party.

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

On May 13, 2021, July 30, 2021 and December 8, 2021 the Company held follow up offerings of its common shares. As a result of the offerings, the Company issued a total of 67,492,481 shares to public investors. The Company’s net proceeds from these offerings were approximately $105 million.

As of December 31, 2021 and 2020, the total outstanding common shares of the Company were 87,368,446 and 8,570,000, respectively.

The Company has four operating segments based on the products and services we offered, which include three of our principal businesses – real estate, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities.

Real Estate

The Company’s real estate segment is comprised of LiquidValue Development Inc. (“LiquidValue Development”) and SeD Perth Pty Ltd.

In 2014, Alset International commenced operations developing property projects and participating in third-party property development projects. LiquidValue Development Inc. (f.k.a. SeD Intelligent Home Inc.), a 99.9%-owned subsidiary of Alset International, owns, operates and manages real estate development projects with a focus on land subdivision developments and house rental projects.

Development activities are generally contracted out, including planning, design and construction, as well as other work with engineers, surveyors, architects and general contractors. The developed lots are then sold to builders for the construction of new homes. LiquidValue Development’s primary real estate projects are two subdivision development projects, one near Houston, Texas, known as Black Oak, currently projected to have approximately 550-600 units, and one in Frederick, Maryland, known as Ballenger Run, consisting of 197 acres and currently projected to have approximately 689 units.

In 2021, LiquidValue Development’s subsidiaries purchased 109 homes in Texas from other builders in different communities. The Company intends to rent these homes. LiquidValue Development pursued this new endeavor in part to improve cash flow and smooth out the inconsistencies of income in residential land development. We intend to develop our subsidiary American Home REIT Inc. as the owner of single-family rental homes.

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

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), a wholly owned subsidiary of Alset International, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of DSS, Inc. (“DSS”), pursuant to which, DBHS will acquire all of the outstanding capital stock of Impact BioMedical Inc., through a share exchange. The transaction was closed on August 21, 2020 and Impact BioMedical became a direct wholly owned subsidiary of DBHS. For further details on this transaction, refer to Note 13, Discontinued Operations.

On December 30, 2020, Alset International’s ownership of 53% of iGalen International was sold to one of the directors of iGalen International. The disposal of this entity does not meet the criteria of ASU 2014-08 and therefore is not treated as a discontinued operation. For more details, refer to Note 9 – Related Party Transactions. iGalen International Inc. owns 100% of iGalen Inc. (f.k.a. iGalen USA, LLC). During the years ended December 31, 2021 and 2020, the revenue from iGalen Inc. was $0 and $89,567, respectively. As of December 31, 2021 and 2020, the deferred revenue was $0.

In October 2019, the Company expanded its biohealth segment to the South Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World, similarly to iGalen Inc., operates based on a direct sale model of health supplements. HWH World recognized $5,543,066 and $2,504,944 in revenue in the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the deferred revenue was $728,343 and $2,867,226, respectively. All deferred revenue came from unrecognized sales.

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

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s consolidated financial statements include the financial positions, results of operations and cash flows of the following entities as of December 31, 2021 and 2020 as follows:

		Attributable interest
		as of,
Name of subsidiary consolidated under AEI	State or other jurisdiction of incorporation or organization	December 31, 2021		December 31, 2020
		%		%
Alset Global Pte. Ltd. (f.k.a. Hengfai International Pte. Ltd.)	Singapore	100		100
Alset Business Development Pte. Ltd. (f.k.a. Hengfai Business Development Pte. Ltd.)	Singapore	100		100
Impact Oncology Pte. Ltd. (f.k.a. Heng Fai Enterprises Pte. Ltd.)	Singapore	-		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	76.8		57.1
Singapore Construction & Development Pte. Ltd.	Singapore	76.8		57.1
Art eStudio Pte. Ltd.	Singapore	39.2	*	29.1	*
Singapore Construction Pte. Ltd.	Singapore	76.8		57.1
Global BioMedical Pte. Ltd.	Singapore	76.8		57.1
Alset Innovation Pte. Ltd.	Singapore	76.8		57.1
Health Wealth Happiness Pte. Ltd.	Singapore	76.8		57.1

SeD Capital Pte. Ltd.	Singapore	76.8	57.1
LiquidValue Asset Management Pte. Ltd.	Singapore	76.8	46.9	*
Alset Solar Limited (a.k.a. SeD Home Limited)	Hong Kong	76.8	57.1
Alset F&B One Pte. Ltd. (a.k.a. SeD Reits Management Pte. Ltd.)	Singapore	69.2	57.1
Global TechFund of Fund Pte. Ltd.	Singapore	76.8	57.1
Singapore eChainLogistic Pte. Ltd.	Singapore	76.8	57.1
BMI Capital Partners International Limited	Hong Kong	76.8	57.1
SeD Perth Pty Ltd	Australia	76.8	57.1
SeD Intelligent Home Inc.	United States of America	76.8	57.1
LiquidValue Development Inc.	United States of America	76.8	57.1
Alset EHome Inc.	United States of America	76.8	57.1
SeD USA, LLC	United States of America	76.8	57.1
150 Black Oak GP, Inc.	United States of America	76.8	57.1
SeD Development USA Inc.	United States of America	76.8	57.1
150 CCM Black Oak, Ltd.	United States of America	76.8	57.1
SeD Texas Home, LLC	United States of America	76.8	57.1
SeD Ballenger, LLC	United States of America	76.8	57.1
SeD Maryland Development, LLC	United States of America	64.2	47.8	*
SeD Development Management, LLC	United States of America	65.3	48.6	*
SeD Builder, LLC	United States of America	76.8	57.1
GigWorld Inc. (f.k.a. HotApp Blockchain Inc.)	United States of America	76.8	57.0
HotApp BlockChain Pte. Ltd. (f.k.a. HotApps International Pte. Ltd.)	Singapore	76.6	57.0
HotApp International Limited	Hong Kong	76.6	57.0
HWH International, Inc.	United States of America	76.8	57.1
Health Wealth & Happiness Inc.	United States of America	76.8	57.1
HWH Multi-Strategy Investment, Inc.	United States of America	76.8	57.1
SeDHome Rental Inc	United States of America	-	57.1
SeD REIT Inc.	United States of America	76.8	57.1
Gig Stablecoin Inc. (a.k.a. Crypto Exchange Inc.)	United States of America	76.6	57.0
HWH World Inc.	United States of America	76.6	57.0
HWH World Pte. Ltd.	Singapore	76.6	57.0
UBeauty Limited	Hong Kong	76.8	57.1
WeBeauty Korea Inc	South Korea	76.8	57.1
HWH World Limited	Hong Kong	76.8	57.1
HWH World Inc.	South Korea	76.8	57.1
Alset BioHealth Pte. Ltd.	Singapore	76.8	57.1
Alset Energy Pte. Ltd.	Singapore	76.8	57.1
Alset Payment Inc.	United States of America	76.8	57.1
Alset World Pte. Ltd.	Singapore	76.8	57.1
BioHealth Water Inc.	United States of America	76.8	57.1
Impact BioHealth Pte. Ltd.	Singapore	76.8	57.1
American Home REIT Inc.	United States of America	76.8	46.9	*
Alset Solar Inc.	United States of America	61.5	45.7	*
HWH KOR Inc.	United States of America	76.8	57.1
Open House Inc.	United States of America	76.8	57.1

Open Rental Inc.	United States of America	76.8		57.1
Hapi Cafe Inc. (Nevada)	United States of America	76.8		57.1
Global Solar REIT Inc.	United States of America	76.8		57.1
OpenBiz Inc.	United States of America	76.8		57.1
Hapi Cafe Inc. (Texas)	United States of America	100		100
HWH (S) Pte. Ltd.	Singapore	76.8		-
True Partner International Limited	Hong Kong	100		-
LiquidValue Development Pte. Ltd.	Singapore	100		-
LiquidValue Development Limited	Hong Kong	100		-
Alset EPower Inc.	United States of America	100		-
EPowerTech Inc.	United States of America	100		-
AHR Asset Management Inc.	United States of America	76.8		-
HWH World Inc. (Nevada)	United States of America	76.8		-
Alset F&B Holdings Pte. Ltd.	Singapore	76.8		-
Credas Capital Pte. Ltd.	Singapore	38.4	*	-
Smart Reward Express Limited	Hong Kong	38.3	*	-
Partners HWH Pte. Ltd.	Singapore	76.8		-
AHR Texas Two, LLC	United States of America	76.8		-
AHR Black Oak One, LLC	United States of America	76.8		-
Hapi Air Inc.	United States of America	88.4		-
AHR Texas Three, LLC	United States of America	76.8		-
Alset Capital Pte. Ltd.	Singapore	100		-
Hapi Cafe Korea Inc.	South Korea	100		-
Green Energy Inc.	United States of America	100		-
Green Energy Management Inc.	United States of America	100		-
Alset Metaverse Inc.	United States of America	95.6		-
Alset Management Group Inc.	United States of America	88.2		-
Alset Acquisition Sponsor, LLC	United States of America	79.6		-
Alset Capital Acquisition Corp.	United States of America	79.6		-

*	Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

The common control transactions resulted in the following basis of accounting for the financial reporting periods:

●	The acquisition of the Warrants and True Partner stock were accounted for prospectively as of March 12, 2021 and they did not represent a change in reporting entity.
●	The acquisition of LVD, APB and HFL was under common control and was consolidated in accordance with ASC 850-50. The consolidated financial statements were retrospectively adjusted for the acquisition of LVD, APB and HFL, and the operating results of LVD, APB and HFL as of January 1, 2020 for comparative purposes. For details refer to Note 5 – Business Under Common Control.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of December 31, 2021 and 2020.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund is required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The fund in the escrow account is specifically used for the payment of the loan from M&T Bank. The fund is required to remain in the escrow account for the loan payment until the loan agreement terminates. As of December 31, 2021 and 2020, the total balance of these two accounts was $4,399,984 and $5,729,067, respectively.

As a condition to the loan agreement with National Australian Bank Limited in conjunction with the Perth project, an Australian real estate development project, the Company is required to maintain Australian Dollar 50,000, in a non-interest-bearing account. As of December 31, 2021 and 2020, the account balance was $36,316 and $38,550, respectively. These funds will remain as collateral for the loans until paid in full.

The Company puts funds into a brokerage account specifically for equity investment. As of December 31, 2021 and 2020, the cash balance in that brokerage account was $304,570 and $1,001,916, respectively.

Account Receivables and Allowance for Doubtful Accounts

Account receivables is stated at amounts due from buyers, contractors, and all third parties, net of an allowance for doubtful accounts. As of December 31, 2021 and 2020, the balance of account receivables was $39,622 and $1,366,194, respectively. Approximately $2,500 and $1.3 million of account receivables as of December 31, 2021 and 2020, respectively, was from DSS with a merchant agreement, under which the Company uses DSS credit card platform to collect money from our direct sales.

The Company monitors its account receivables balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to estimate its allowance for doubtful account receivables. The Company’s allowance for doubtful accounts represents an estimate of the losses expected to be incurred based on specifically identified accounts as well as nonspecific amount, when determined appropriate. Generally, the amount of the allowance is primarily decided by division management’s historical experience, the delinquency trends, the resolution rates, the aging of receivables, the credit quality indicators and financial health of specific customers. As of December 31, 2021 and 2020, the allowance was $0.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of December 31, 2021 and 2020, inventory consisted of finished goods from HWH World Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

Investment Securities

Investment Securities at Fair Value

The Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Amarantus BioScience Holdings (“AMBS”) and True Partner Capital Holding Limited (“True Partner”) are publicly traded companies. The Company does not have significant influence over AMBS and True Partner, as the Company is the beneficial owner of approximately 5.3% of the common shares of AMBS and 15.5% of True Partner. The stock’s fair value is determined by quoted stock prices.

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

During the year ended December 31, 2021, the Company’s subsidiaries established a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. Holista CollTech Limited (“Holista”), DSS, Inc. (“DSS”) and American Premium Water Corp (“APW”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or elect fair value accounting.

●	The Company has significant influence over DSS. As of December, 2021 and December 31, 2020, the Company owned approximately 24.9% and 19.9% of the common stock of DSS, respectively. Our CEO is a stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS.

●	The Company has significant influence over Holista as the Company and its CEO are the beneficial owner of approximately 15.8% of the outstanding shares of Holista and our CEO held a position on Holista’s Board of Directors until June of 2021.

●	The Company has significant influence over APW as the Company is the beneficial owner of approximately 17.5% of the common shares of APW and one officer from the Company holds a director position on APW’s Board of Directors.

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private startup company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 9 - Related Party Transactions, Note Receivable from a Related Party Company. As of December 31, 2021 and December 31, 2020, AMRE was a private company. Based on management’s analysis, the fair value of the AMRE warrants was $0 as of December 31, 2021 and December 31, 2020.

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

The Company had an equity holding in Vivacitas Oncology Inc. (“Vivacitas”), a private company that is currently not listed on an exchange. We measure Vivacitas at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Our ownership in Vivacitas was sold on March 18, 2021 to DSS for $2,480,000. The difference of $2,279,872 between the selling price and our original investment cost was recorded as additional paid capital considering a related party transaction. For further details on this transaction, refer to Note 9 – Related Party Transactions, Sale of Investment in Vivacitas to DSS.

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

During 2021, the Company invested $19,609 in K Beauty Research Lab Co., Ltd (“K Beauty”) for 18% ownership. K Beauty was established for sourcing, developing and producing variety of Korea-made beauty products as well as Korea - originated beauty contents for the purpose of distribution to HWH’s membership distribution channel.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns less than 3.4% of American Medical REIT Inc. (“AMRE”) as of December 31, 2021, a startup REIT company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. LiquidValue did not invest equity but provided a loan to AMRE (for further details on this transaction, refer to Note 9, Related Party Transactions). On balance sheet, the prorate loss from AMRE was not recorded as a liability because the Company is not liable for the obligations of AMRE and also not committed to provide additional financial support.

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

On November 8, 2019, Impact BioMedical Inc., a subsidiary of the Company, purchased 50% of Sweet Sense from QI for $91,000 and recorded a loss from acquisition of $90,001. As of November 8, 2019, the total investment in joint venture was equal to $91,000 and the proportionate losses totaled $90,001. The transaction was not in the scope of ASC 805 Business Combinations since the acquisition was accounted for an asset purchase instead of a business combination. As an asset acquisition, the Company recorded the transaction at cost and applied ASC 730 to expense in-process research and development cost, the major cost of Sweet Sense. Consequently, Sweet Sense was an 81.8% owned subsidiary of Impact BioMedical Inc. and therefore, was consolidated into the Company’s condensed consolidated financial statements as of September 30, 2020. On August 20, 2020 Impact BioMedical Inc. was sold to one of DSS’s subsidiaries. As a subsidiary of Impact BioMedical Inc., Sweet Sense was in the discontinued operations of Impact BioMedical Inc. (See Note 13 Discontinued Operations).

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

American Pacific Bancorp, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”) and gained majority ownership in that entity. APB was consolidated into the Company under common control accounting (See Transactions between Entities under Common Control for details). On September 8, 2021 APB sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APB fell below 50% to 41.3% and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. As a result of the deconsolidation, the Company recognized gain of approximately $28.2 million. The gain represents the difference between the fair value of retained equity method investment of $30.8 million and the investment percentage of carrying amount of APB’s net assets of $2.9 million. Considering the transaction was between related parties, the Company recorded the gain as additional paid in capital in its equity. From September 8 to December 31, 2021, the investment loss was $51,999. As of December 31, 2021, the investment in APB was $30,801,129.

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

The Company invested $50,000 in a convertible promissory note of Sharing Services Global Corporation (“Sharing Services Convertible Note”), a company quoted on the US OTC market. The value of the convertible note is estimated by management using a Black-Scholes valuation model. The fair value of the note was $9,799 and $66,978 on December 31, 2021 and 2020, respectively.

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26 per common share of Vector Com. As of December 31, 2021, the Management estimated the fair value of the note to be $88,599, the initial transaction price.

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

HWH World Company Limited

HWH World Co. is a direct sales company in Thailand. The Company has a 19% ownership and lent a loan of $187,500 with zero interest and due on demand, to HWH World Co. The current level of equity in HWH World Co. is not sufficient to permit if to operate on its own without additional subordinated financial support. The Company has a variable interest in HWH World Co. However, The Company is not deemed to absorb losses or receive benefits that could potentially be significant to HWH World Co. Ltd. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseen and controlling the management. The power to direct the activities are held by the manager in Thailand who owns 51% of the HWH World Co. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On December 31, 2021 and 2020 variable interest and amount receivable in the non-consolidated VIE was $236,699 and $42,562, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE. The Company applied ASC 321 and measured HWH World Co. investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

American Medical REIT Inc.

The Company has less than 3.4% ownership in AMRE and lent two loans of $200,000 each and one loan of $8,350,000, all with 8% per annum interest rate. One of the $200,000 loans is due on March 3, 2022, the other one is due on October 29, 2024. The $8,350,000 loan is due one on November 29, 2023. The Company has a variable interest in AMRE. However, The Company is not deemed to absorb losses or receive benefits that could potentially be significant to AMRE. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseen and controlling the management. The power to direct these activities are held by the AMRE’s largest shareholder which owns approximately 93% of AMRE and AMRE’s management team. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On December 31, 2021 and 2020 variable interest and amount receivable in the non-consolidated VIE was $8,901,285 and $213,431, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE.

Credas Capital Pte Ltd

The Company has a 50% ownership of Credas Capital Pte Ltd (“Credas”) and lent a loan of $135,720 with zero interest rate and due on demand. The current level of equity in Credas is not sufficient to permit if to operate on its own without additional subordinated financial support. The Company has a variable interest in Credas. However, The Company is not deemed to absorb losses or receive benefits that could potentially be significant to Credas. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseen and controlling the management. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On December 31, 2021 and 2020 variable interest and amount receivable in the non-consolidated VIE was $135,720 and $0, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE.

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

The Company capitalized construction costs of approximately $6.0 million and $10.3 million for the years ended December 31, 2021 and 2020, respectively.

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

The Company did not record impairment on any of its projects during the years ended on December 31, 2021 and 2020.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. During the year ended December 31, 2021, the Company signed multiple purchase agreements to acquire 109 homes in Montgomery and Harris Counties, Texas. By December 31, 2021, all of the 109 homes were closed with an aggregate purchase cost of $24,940,764. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the years ended on December 31, 2021 and 2020.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

The Company’s main business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger and Black Oak projects, which represented approximately 70% and 84%, respectively, of the Company’s revenue in the years ended December 31, 2021 and 2020, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. In the year ended December 31, 2021, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending on the type of home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December 31, 2021 and 2020, we recognized revenue of $289,375 and $273,620 from FFB assessment, respectively.

Cost of Revenue

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

Annual Membership

The Company collects an annual membership fee from its Distributors. The fee is fixed, paid in full at the time joining the membership and non-refundable. The membership provides the member access to purchase products at a discount, use to certain back office services, receive commissions for signing up new members, and attend corporate events. The Company recognizes revenue associated with the membership over the period of the membership. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $728,343 and $2,867,226 at December 31, 2021 and 2020, respectively.

Other Businesses

Remaining performance obligations

As of December 31, 2021 and 2020, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the years ended on December 31, 2021 and 2020, the Company recorded $73,292 and $1,564,376 as stock-based compensation expense.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded $1,363,061 gain on foreign exchange during the year ended on December 31, 2021 and a $371,603 loss during the year ended on December 31, 2020. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive loss of $3,974,966 from foreign currency translation for the year ended December 31, 2021 and $1,148,898 income for the year ended December 31, 2020, in accumulated other comprehensive loss.

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

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. Due to the limited operations of the Company, there are no potentially dilutive securities outstanding during years ended December 31, 2020. At December 31, 2021 there were 24,976,446 potentially dilutive warrants outstanding.

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

On December 31, 2021 and 2020, the aggregate non-controlling interests in the Company were $21,912,268 and $38,023,260 respectively.

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

The company did not record any impairment for the year ended on December 31, 2021 and 2020.

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

As of December 31, 2021 and 2020, the capitalized financing costs were $3,247,739 and $3,513,535, respectively.

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

Accounting pronouncement adopted

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

In October 2021, the FASB issued ASU No. 202108, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 202108 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, “Revenue from Contracts with Customers”. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company plans to adopt these requirements prospectively, effective on the first day of year 2022.

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of December 31, 2021 and 2020, uninsured cash and restricted cash balances were $57,905,303 and $25,752,637, respectively.

For the year ended December 31, 2021, two customers accounted for approximately 97%, and 3% of the Company’s property and development revenue. For the year ended December 31, 2020, two customers accounted for approximately 98%, and 2% of the Company’s property and development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the years ended December 31, 2021 and 2020:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Year Ended December 31, 2021
Revenue	$14,213,379	$-	$5,543,066	$42,377	$19,798,822
Cost of Sales	(11,073,756)	-	(214,019)	(14,039)	(11,301,814)
Gross Margin	3,139,623	-	5,329,047	28,338	8,497,008
Operating Expenses	(1,136,031)	(183,429)	(3,624,200)	(18,547,470)	(23,491,130)
Operating Income (Loss)	2,003,592	(183,429)	1,704,847	(18,519,132)	(14,994,122)
Other Income (Expense)	(8,955)	1,286,962	(39,265,445)	(65,502,017)	(103,489,455)
Net Income (Loss) Before Income Tax	1,994,637	1,103,533	(37,560,598)	(84,021,149)	(118,483,577)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Year Ended December 31, 2020 (As Restated)
Revenue	$13,643,689	$-	$2,594,511	$-	$16,238,200
Cost of Sales	(11,779,984)	-	(305,590)	-	(12,085,574)
Gross Margin	1,863,705	-	2,288,921	-	4,152,626
Operating Expenses	(660,647)	(54,673)	(1,545,244)	(4,076,800)	(6,337,364)
Operating Income (Loss)	1,203,058	(54,673)	743,677	(4,076,800)	(2,184,738)
Other Income (Expense)	1,983	(77)	(1,392,617)	(1,098,888)	(2,489,599)
Net Income (Loss) Before Income Tax	1,205,041	(54,750)	(648,940)	(5,175,688)	(4,674,337)

December 31, 2021
Cash and Restricted Cash	$7,493,921	$245,780	$2,629,464	$50,433,014	$60,802,179
Total Assets	55,465,600	2,199,466	11,056,779	115,488,298	184,210,143

December 31, 2020
Cash and Restricted Cash	$8,150,769	$158,058	$1,590,265	$21,836,387	$31,735,479
Total Assets	28,954,484	158,160	524,603	78,076,498	107,713,745

5. BUSINESS UNDER COMMON CONTROL

Due to the transactions with Chan Heng Fai on March 12, 2021 and acquisition of HengFeng Finance Limited (“HFL”) on April 21, 2021, transactions between entities under common control (for further details on these transactions, refer to Note 2 – Summary of Significant Accounting Policies), the Company has disclosed the Consolidated Statement of Operations and Other Comprehensive Income for the Year Ended on December 31, 2020 and Consolidated Balance Sheet as of December 31, 2020, to adjust the information on a consolidated basis as follows:

Consolidated Statement of Operations and Other Comprehensive Income for the Year Ended on December 31, 2020

	As Previously Reported	Acquisition of APB under Common Control	Acquisition of LVD Ltd under Common Control	As Restated
Revenue
Property Sales	$13,643,689	$-	$-	$13,643,689
Biohealth Product Sales	2,594,511	-	-	2,594,511
Total Revenue	16,238,200	-	-	16,238,200
Operating Expenses
Cost of Sales	12,085,574	-	-	12,085,574
General and Administrative	5,843,067	385,735	108,562	6,337,364
Research and Development	-	-	-	-
Total Operation Expenses	17,928,641	385,735	108,562	18,422,938

Loss From Continuing Operations	(1,690,441)	(385,735)	(108,562)	(2,184,738)

Other Income (Expense)
Interest Income	16,321	49,356	74	65,751
Interest Expense	(147,640)	-	-	(147,640)
Net Gain on Investment in Alset International during the Unconsolidated Period	61,346			61,346
Foreign Exchange Transaction Loss	(354,392)	-	(17,211)	(371,603)
Unrealized Gain (Loss) on Securities Investment	(1,750,454)	55,788	131	(1,694,535)
Realized Gain (Loss) on Securities Investment	1,115		(193,574)	(192,459)
Loss on Investment on Security by Equity Method	(227,643)			(227,643)
Finance Costs	-	(109,916)	-	(109,916)
Other Income	119,334	2,633	5,133	127,100
Total Other Expense, Net	(2,282,013)	(2,139)	(205,447)	(2,489,599)

Net Loss from Continuing Operations Before Income Taxes	(3,972,454)	(387,874)	(314,009)	(4,674,337)

Income Tax Expense from Continuing Operations	(8,543)	-	-	(8,543)

Net Loss from Continuing Operations	(3,980,997)	(387,874)	(314,009)	(4,682,880)

Loss from Discontinued Operations, Net of Tax	(417,438)	-	-	(417,438)
Net Loss	(4,398,435)	(387,874)	(314,009)	(5,100,318)

Net Loss Attributable to Non-Controlling Interest	(1,881,559)	(67,102)	-	(1,948,661)

Net Loss Attributable to Common Stockholders	$(2,516,876)	$(320,772)	$(314,009)	$(3,151,657)

Other Comprehensive Income (Loss), Net
Unrealized Gain on Securities Investment	19,486	-	-	19,486
Foreign Currency Translation Adjustment	1,148,898	-	-	1,148,898
Comprehensive Loss	(3,230,051)	(387,874)	(314,009)	(3,931,934)

Comprehensive Loss Attributable to Non-Controlling Interests	(1,314,761)	(67,102)	-	(1,381,863)

Comprehensive Loss Attributable to Common Stockholders	$(1,915,290)	$(320,772)	$(314,009)	$(2,550,071)

Net Loss Per Share - Basic and Diluted
Continuing Operations	$(0.27)			$(0.33)
Discontinued Operations	$(0.03)			$(0.04)
Net Loss Per Common Share	$(0.30)			$(0.37)

Weighted Average Common Shares Outstanding - Basic and Diluted	8,352,425			8,352,425

Consolidated Balance Sheet as of December 31, 2020

	As Previously Reported	Acquisition of APB under Common Control	Acquisition of LVD Ltd under Common Control	Eliminations	As Restated
Assets:
Current Assets:
Cash	$22,124,491	$2,348,478	$492,977	$-	$24,965,946
Restricted Cash	6,769,533	-	-	-	6,769,533
Account Receivables, Net	1,366,194	-	-	-	1,366,194
Other Receivables	270,222	279,177	95,177	-	644,576
Note Receivables - Related Party	624,986	24,583	-	-	649,569
Prepaid Expenses	1,470,680	-	-	-	1,470,680
Inventory	90,068	-	-	-	90,068
Investment in Securities at Fair Value	48,857,483	313,343	1,631	-	49,172,457
Investment in Securities at Cost	280,516	-	-	-	280,516
Investment in Securities on Equity Method	-	-	74,535	(74,535)	-
Deposits	47,019	1,801	-	-	48,820
Total Current Assets	81,901,192	2,967,382	664,320	(74,535)	85,458,359

Real Estate
Properties under Development	20,505,591	-	-	-	20,505,591
Operating Lease Right-Of-Use Asset	574,754	-	-	-	574,754
Deposit	249,676	-	-	-	249,676
Loan Receivable	-	840,000	-	-	840,000
Property and Equipment, Net	85,365	-	-	-	85,365
Total Assets	$103,316,578	$3,807,382	$664,320	$(74,535)	$107,713,745

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,553,132	$118,133	$-	$-	$1,671,265
Deferred Revenue	2,867,226	-	-	-	2,867,226
Builder Deposits	1,262,336	-	-	-	1,262,336
Operating Lease Liability	381,412	-	-	-	381,412
Note Payable	172,706	-	-	-	172,706
Note Payable- Related Parties	1,526,208	184,250	823,823	-	2,534,281
Total Current Liabilities	7,763,020	302,383	823,823	-	8,889,226
Long-Term Liabilities:
Operating Lease Liability	193,342	-	-	-	193,342
Notes Payable	636,362	-	-	-	636,362
Total Liabilities	8,592,724	302,383	823,823	-	9,718,930

Stockholders’ Equity:
Common Stock	8,570	47,756	-	(47,756)	8,570
Additional Paid in Capital	97,950,440	3,975,261	756,487	47,756	102,729,944
Accumulated Deficit	(43,010,991)	(993,296)	(906,010)	-	(44,910,297)
Accumulated Other Comprehensive Income	2,153,318	-	(9,980)	-	2,143,338
Total Stockholders’ Equity	57,101,337	3,029,721	(159,503)	-	59,971,555
Non-controlling Interests	37,622,517	475,278	-	(74,535)	38,023,260
Total Stockholders’ Equity	94,723,854	3,504,999	(159,503)	(74,535)	97,994,815

Total Liabilities and Stockholders’ Equity	$103,316,578	$3,807,382	$664,320	$(74,535)	$107,713,745

6.	REAL ESTATE ASSETS

As of December 31, 2021 and 2020, real estate assets consisted of the following:

	December 31, 2021	December 31, 2020

Construction in Progress	$8,597,023	$9,567,841
Land Held for Development	7,098,104	10,937,750
Rental Properties	24,820,253	-
Total Real Estate Assets	$40,515,380	$20,505,591

Single family residential properties

As of December 31, 2021, the Company owns 109 Single Family Residential Properties (“SFRs”) in Montgomery and Harris Counties, Texas. The Company’s aggregate investment in those SFRs was $24.9 million. Depreciation expense was $120,511 and $0 in years ended December 31, 2021 and 2020, respectively.

The following table presents the summary of our SRFs as of December 31, 2021:

	Number of Homes	Aggregate investment	Average Investment per Home

SFRs	109	$24,940,764	$228,814

7.	BUILDER DEPOSITS

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On December 31, 2021 and 2020, there was $31,553 and $1,262,336 held on deposit, respectively.

8.	NOTES PAYABLE

As of December 31, 2021 and 2020, notes payable consisted of the following:

	December 31, 2021	December 31, 2020
	($)	($)
M&T Bank Loan, Net of Debt Discount	-	636,362
PPP Loan	68,502	-
Australia Loan	162,696	172,706
Hire Purchase	86,473	-
Total notes payable	$317,671	$809,068

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of December 31, 2021 and 2020, the outstanding balance of the revolving loan was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process.

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

During the year ended December 31, 2020, Alset EHome borrowed $664,810 from M&T Bank, incurring at the same time a loan origination fees of $61,679 which were amortized over the term of the loan. As of December 31, 2020, the remaining unamortized debt discount was $42,906. The loan in the amount of $664,810, together with all accrued interests of $25,225, was paid off on May 28, 2021. The loan was closed in June 2021. Additionally, the debt discount of $42,907 was fully amortized during the year ended December 31, 2021.

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

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven. As of December 31, 2021, we owe $68,502 to M&T Bank.

Australia Loan

On January 7, 2017, SeD Perth Pty Ltd (“SeD Perth”) entered into a loan agreement with National Australian Bank Limited (the “Australia Loan”) for the purpose of funding land development. The loan facility provides SeD Perth with access to funding of up to approximately $460,000 and matures on December 31, 2018. The Australia Loan is secured by both the land under development and a pledged deposit of $35,276. This loan is denominated in AUD. Personal guarantees amounting to approximately $500,000 have been provided by our CEO, Chan Heng Fai and by Rajen Manicka, the CEO of Holista CollTech and Co-founder of iGalen Inc. The interest rate on the Australia Loan is based on the weighted average interest rates applicable to each of the business markets facility components as defined within the loan agreement, ranging from 4.48% to 4.49% per annum for the year ended December 31, 2021 and from 4.36% to 5.57% per annum for the year ended December 31, 2020. On September 7, 2017 the Australia Loan was amended to reduce the maximum borrowing capacity to approximately $179,000. During 2020, the terms of the Australia Loan were amended to reflect an extended maturity date of April 30, 2022. This was accounted for as a debt modification. The Company did not pay fees to the National Australian Bank Limited for the modification of the loan agreement.

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

9. RELATED PARTY TRANSACTIONS

Personal Guarantees by Director

As of December 31, 2021 and 2020, a director of the Company had provided personal guarantees amounting to approximately $500,000, respectively, to secure external loans from financial institutions for AEI and the consolidated entities.

Sale of Impact Biomedical to DSS

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of DSS, Inc. (“DSS”), pursuant to which, DBHS agreed to acquire all of the outstanding capital stock of Impact BioMedical Inc., a wholly owned subsidiary of GBM, through a share exchange. It was agreed that the aggregate consideration to be issued to GBM for the Impact BioMedical shares would be the following: (i) 483,334 newly issued shares of DSS common stock; and (ii) 46,868 newly issued shares of a new series of DSS perpetual convertible preferred stock with a stated value of $46,868,000, or $1,000 per share. The convertible preferred stock can be convertible into shares of DSS common stock at a conversion price of $6.48 of preferred stock stated value per share of common stock, subject to a 19.9% beneficial ownership conversion limitation (a so-called “blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by GBM. Holders of the convertible preferred stock will have no voting rights, except as required by applicable law or regulation, and no dividends will accrue or be payable on the convertible preferred stock. The holders of convertible preferred stock will be entitled to a liquidation preference of $1,000 per share, and DSS will have the right to redeem all or any portion of the then outstanding shares of convertible preferred stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share.

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

On August 21, 2020, the transaction closed and Impact BioMedical Inc became a direct wholly owned subsidiary of DBHS. GBM received 483,334 shares of DSS common stock and 46,868 shares of DSS preferred stock, which preferred shares could be converted to 7,232,716 common shares (however, any conversion will be subject to the blocker GBM has agreed to, as described above). After this transaction, we hold 500,001 shares of the common stock of DSS. Additionally, our CEO, Chan Heng Fai is the owner of the common stock of DSS and is the executive Chairman of the Board of Directors of DSS. The Company has elected the fair value option for the DSS common stock that would otherwise be accounted for under the equity method of accounting. ASC 820, Fair Value Measurement and Disclosures, defines the fair value of the financial assets. We value DSS common stock under level 1 category through quoted prices and preferred stock under level 3 category through an Option-Pricing Method valuation model. The quoted price of DSS common stock was $6.95 as of August 21, 2020. The total fair value of DSS common and preferred stocks GBM received as consideration for the disposal of Impact BioMedical was $46,248,171. As of August 21, 2020, the net asset value of Impact BioMedical was $94,011. The difference of $46,154,160 was recorded as additional paid in capital. We did not recognize gain or loss from this transaction as it was a related party transaction. For further details on this transaction, refer to Note 13 – Discontinued Operations.

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

Purchase Shares and Warrants from APW

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. We value APB warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APW were $860,342 as of July 17, 2020, the purchase date and $1,009,854 and $862,723 as of December 31, 2021 and 2020, respectively. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital as it was a related party transaction.

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

Purchase of stock in True Partner Capital Holding Limited

On March 12, 2021, the Company purchased 62,122,908 ordinary shares of True Partner Capital Holding Limited for $6,729,629 from a related party. The fair market value of stock on acquisition date was $10,003,689. The difference between purchase price and fair market value of $3,274,060 was recorded as equity transaction on Company’s consolidated statement of stockholders’ equity.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to LiquidValue Development Pte. Ltd. and its subsidiary LiquidValue Development Limited for the general operations. As of December 31, 2021 and 2020, the outstanding balance was approximately $820,113 and $823,823, respectively.

Chan Heng Fai provided interest-free due on demand advance to AEI for the general operations. On December 31, 2021 and 2020, the outstanding balance was $0 and $178,400, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. On December 31, 2021 and 2020, the outstanding balance was $13,546 and $14,379, respectively.

On August 20, 2020, the Company acquired 30,000,000 common shares of Alset International Limited from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. On December 31, 2021 and 2020 the amount outstanding was $0 and $1,333,429, respectively.

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

On August 13, 2019, iGalen International Inc., which holds 100% of iGalen Inc., borrowed $250,000 from Decentralized Sharing Services, Inc., a company whose sole shareholder and director is Chan Heng Fai, our CEO. The term of the loan is 12 months, with an interest rate of 10% per annum. In addition, Decentralized Sharing Services, Inc. received the right to receive 3% of any revenue received by iGalen International Inc. for 99 years. During the year ended December 31, 2020 the Company incurred $9,729 of interest expense and $0 from the right to receive 3% of revenue. The amount outstanding on the loan as of December 31, 2020 was $0. The principal of $250,000 was paid off in June 2020.

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

On May 14, 2021, the Company borrowed S$7,395,472 Singapore Dollars (equal to approximately $5,545,495 U.S. Dollars) from Chan Heng Fai. The unpaid principal amount of the Loan shall be due and payable on May 14, 2022 and the Loan shall have no interest. The loan was paid back in full during 2021 and the outstanding balance was $0 as of December 31, 2021.

Chan Heng Fai provided an interest-free, due on demand advance to HengFeng Finance Limited for the general operations. As of December 31, 2021 and 2020, the outstanding balance was $0 and $184,250, respectively.

Management Fees

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company’s subsidiary LiquidValue Development, has had a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $360,000 and $240,000 for the years ended December 31, 2021 and 2020, respectively, which were capitalized as part of Real Estate on the Company’s Consolidated Balance Sheet, as the services relate to property and project management. During 2021, MacKenzie Equity Partners was granted an additional $120,000 bonus payment. As of December 31, 2021 and 2020 the Company owed $80,000 and $0, respectively to this entity.

Consulting Services

A law firm owned by Conn Flanigan, a Director of LiquidValue Development, performs consulting services to LiquidValue Development and some other subsidiaries of the Company. The Company incurred expenses of $0 and $12,645 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020 there was no outstanding balance due to this entity.

Chan Tung Moe, the consultant engaged with the Company through Pop Motion Consulting Pte. Ltd., is the son of Chan Heng Fai, a director and the CEO of the Company. In August of 2020 this consulting agreement was terminated, and Chan Tung Moe became an employee of Alset International as Chief Development Officer. The Company incurred expense of $140,758 for the years ended December 31, 2020.

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

Note Receivable from a Related Party Company

On March 2, 2020 and on October 29, 2021, LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received two $200,000 Promissory Notes and on October 29, 2021 Alset International received $8,350,000 Promissory Note from American Medical REIT Inc. (“AMRE”), a company which is less than 3.5% owned by LiquidValue as of December 31, 2021. Chan Heng Fai and Chan Tung Moe are directors of American Medical REIT Inc. The notes carry interests of 8% and are payable in two, three years and 25 months, respectively. LiquidValue also received warrants to purchase AMRE shares at the exercise price of $5.00 per share. The amount of the warrants equals to the note principle divided by the exercise price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. As of December 31, 2021 and 2020, the fair market value of the warrants was $0. The Company accrued $130,000 and $13,431 interest income as of December 31, 2021 and 2020, respectively.

On January 24, 2017, SeD Capital Pte Ltd, a 100% owned subsidiary of Alset International lent $350,000 to iGalen Inc. The term of the loan was two years, with an interest rate of 3% per annum for the first year and 5% per annum for the second year. The expiration term was renewed as due on demand after two years with 5% per annum interest rate. As of December 31, 2020, the outstanding principle was $350,000 and accrued interest $61,555. On December 31, 2021, the management of the Company evaluated the financial and the operation results of iGalen and concluded that possibility to repay this loan is not probable, and the principal and accrued interests total of $412,754 was recorded as bad debt expense.

As of December 31, 2021, the Company provided advances for operation of $236,699 to HWH World Co., a direct sales company in Thailand of which the Company holds approximately 19% ownership.

On April 20, 2021, SeD Capital Pte Ltd entered into Joint Venture Agreement with Novum Alpha Pte Ltd., pursuant to which, each company owns 50% of the joint venture company Credas Capital Pte Ltd. Based on the agreement, SeD Capital Pte Ltd contributed 90% of the initial $150,000 shareholder loan to the joint venture, with the remaining balance contributed by Novum Alpha. The loan carries 0% interest rate and will be repaid on a “first-in first-out” basis, out of the operating profits of the joint venture, with the immediate partial payment of $100,000 of the initial loan to SeD Capital, once the company achieves profitability. As of December 31, 2021, the outstanding balance was $135,720.

Loan to Employees

On November 24, 2020, American Pacific Bancorp. Inc. lent $560,000 to Chan Tung Moe, an officer of one of the subsidiaries of the Company (who later also became our Co-Chief Executive Officer) and son of Chan Heng Fai, Chairman and Chief Executive Officer of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 80,000 shares of Alset EHome International. On November 24, 2020, American Pacific Bancorp. Inc. lent $280,000 to Lim Sheng Hon Danny, an employee of one of the subsidiaries of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 40,000 shares of Alset EHome International. Subsequent to the making of these loans, the Company acquired the majority of the issued and outstanding common stock of American Pacific Bancorp. As of December 31, 2021, both principal and interest, $840,000 and $28,031, of both loans to Chan Tung Moe and Lim Sheng Hong, were fully paid off.

10.	EQUITY

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

On May 10, 2021, the Company entered into an underwriting agreement with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “May Offering”) of (i) 4,700,637 common units (the “Common Units”), at a price to the public of $5.07 per Common Unit, with each Common Unit consisting of (a) one share of common stock, par value $0.001 per share (the “Common Stock”), (b) one Series A warrant (the “Series A Warrant” and collectively, the “Series A Warrants”) to purchase one share of Common Stock with an initial exercise price of $5.07 per whole share, exercisable until the fifth anniversary of the issuance date, and (c) one Series B warrant (the “Series B Warrant” and collectively, the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase one-half share of Common Stock with an initial exercise price of $6.59 per whole share, exercisable until the fifth anniversary of the issuance date and (ii) 1,611,000 pre-funded units (the “Pre-funded Units”), at a price to the public of $5.06 per Pre-funded Unit, with each Pre-funded Unit consisting of (a) one pre-funded warrant (the “Pre-funded Warrant” and collectively, the “Pre-funded Warrants”) to purchase one share of Common Stock, (b) one Series A Warrant and (c) one Series B Warrant. The shares of Common Stock, the Pre-funded Warrants, and the Warrants were offered together, but the securities contained in the Common Units and the Pre-funded Units were issued separately. Following the May Offering, all the investors exercised their Pre-funded Units and additional 1,611,000 shares of common stock and Series A and Series B Warrants were issued.

The Company also granted the Underwriters a 45-day over-allotment option to purchase up to 808,363 additional shares of Common Stock and/or up to 808,363 additional Series A Warrants to purchase 808,363 shares of Common Stock, and/or up to 808,363 additional Series B warrants to purchase 404,181 shares of Common Stock. The May Offering, including the partial exercise of the Underwriters’ over-allotment option to purchase 808,363 Series A Warrants and 808,363 Series B Warrants, closed on May 13, 2021. During the month of June, 2021, Aegis exercised its option to purchase an additional 808,363 common shares at a price of $5.07 per common share and as of September 30, 2021 still holds 808,363 Series B Warrants. Through December 31, 2021, investors exercised 1,364,025 of Series A Warrants and 6,598 of Series B Warrants. As a result of the May Offering and subsequent exercise notice received for the pre-funded units and warrants, the Company issued 8,487,324 common shares. As a result of the May Offering and subsequent exercise notice received for the pre-funded units and warrants, and the net proceeds to the Company were $39,765,440.

The Company incurred approximately $88,848 in expenses related to the May Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the May Offering and warrants exercised as of December 31, 2021.

	Shares	Par value	Amount received
Offering	4,700,637	$4,701	$29,145,056
Exercise of Pre-Funded Units	1,611,000	$1,611	$16,110
Exercise of Underwriter’s Series A Warrants	808,363	$808	$3,755,774
Exercise of Series A and Series B Warrants	1,367,324	$1,367	$6,937,347
Offering Expenses	-	$-	$(88,848)
Total	8,487,324	$8,487	$39,765,439

On July 27, 2021, the Company entered into another underwriting agreement with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “July Offering”) of (i) 5,324,139 shares of common stock, par value $0.001 per share (the “Common Stock”), at a price to the public of $2.12 per share of Common Stock and (ii) 9,770,200 pre-funded warrants (the “Pre-funded Warrants”) to purchase 9,770,200 shares of Common Stock, at a price to the public of $2.11 per Pre-funded Warrant. The July Offering closed on July 30, 2021. As a result of the July Offering and subsequent exercise notice received for the pre-funded warrants, the net proceeds to the Company were $33,392,444.

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

The Pre-funded Warrants were offered and sold to purchasers whose purchase of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering in lieu of Common Stock that would otherwise result in the purchaser’s beneficial ownership exceeding 4.99% of the Company’s outstanding Common Stock (or, at the election of the purchaser, 9.99%). Each Pre-funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.01 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised as of December 31, 2021.

The Company incurred approximately $49,553 in expenses related to the July Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the July Offering and warrants exercised as of December 31, 2021.

	Shares	Par value	Amount received
Offering	5,324,139	$5,324	$28,957,297
Exercise of Pre-Funded Units	9,770,200	$9,770	$97,702
Exercise of Underwriter’s Over-Allotment Option	2,264,150	$2,264	$4,386,998
Offering Expenses	-	$-	$(49,553)
Total	17,358,489	$17,358	$33,392,444

On December 5, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “December Offering”) of (i) 18,076,666 shares of common stock, par value $0.001 per share (the “Common Stock”), at a price to the public of $0.60 per share of Common Stock and (ii) 31,076,666 pre-funded warrants (the “Pre-funded Warrants”) to purchase 31,076,666 shares of Common Stock, at a price to the public of $0.599 per Pre-funded Warrant. The December Offering closed on December 8, 2021. As a result of the December Offering and subsequent exercise notice received for the pre-funded warrants, the net proceeds to the Company were $27,231,875.

The Company granted the Underwriters a 45-day over-allotment option to purchase up to 7,500,000 additional shares of Common Stock. The Company also paid the Underwriters an underwriting discount equal to 7% of the gross proceeds of the Offering and a non-accountable expense fee equal to 1% of the gross proceeds of the Offering. On December 14, 2021, the Company consummated the sale of these 7,500,000 shares of Common Stock, representing 15% of the shares of common stock and the shares underlying the Pre-funded Warrants sold in the offering, that were subject to the underwriters’ over-allotment option at a price of $0.60 per share, generating net proceeds of $4,115,000.

The Pre-funded Warrants were offered and sold to purchasers whose purchase of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering. Each Pre-funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. At December 31, 2021 15,233,288 warrants were exercised, some in cashless exercise transactions.

The Company incurred approximately $40,621 in expenses related to the December Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the December Offering and warrants exercised as of December 31, 2021.

	Shares	Par value	Amount received
Offering	18,923,334	$18,923	$27,263,673
Exercise of Pre-Funded Units	15,223,333	$15,223	$8,823
Exercise of Underwriter’s Over-Allotment Option	7,500,000	$7,500	$4,115,000
Offering Expenses	-	$-	$(40,621)
Total	41,646,667	$41,647	$31,346,875

On December 31, 2021, there were 86,618,446 common shares issued and outstanding.

The following table summarizes the warrant activity for the year ended December 31, 2021.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2020	108,000	$9.80	2.91	$-
Warrants Vested and exercisable at December 31, 2020	108,000	$9.80	2.91	$-
Granted	55,607,621	1.10
Exercised	(27,182,474)	0.41
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of December 31, 2021	28,533,147	$1.79	1.88	$-
Warrants Vested and exercisable at December 31, 2021	28,533,147	$1.79	1.88	$-

GigWorld Inc. Sale of Shares

In year ended December 31, 2021, the Company sold 280,000 shares of GigWorld to international investors for the amount of $280,000, which was booked as addition paid-in capital. The Company held 505,381,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

In year ended December 31, 2020, the Company sold 497,300 shares of GigWorld to international investors with the amount of $478,300, which was booked as addition paid-in capital. The Company held 505,667,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

During the years ended December 31, 2021 and 2020, the sales of GigWorld’s shares were de minimis compared to its outstanding shares and did not change the minority interest.

Distribution to Minority Shareholder

In 2021, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $2,549,750 in distribution to the minority shareholder. In 2020, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $411,250 in distribution to the minority shareholder.

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

In the year ended December 31, 2021, Alset International issued 1,721,303,416 common shares through warrants exercise with exercise price of approximately $0.04 per share and received $60,300,464 cash, which included approximately $58 million from Alset EHome International to exercise its warrants to purchase Alset International common shares. The warrant exercise transactions between Alset EHome International and Alset International were intercompany transactions and only affected change in non-controlling interest on the consolidated statements of stockholders’ equity. During the year ended December 31, 2021, the stock-based compensation expense of Alset International was $73,292 with the issuance of 1,500,000 shares to an officer. The Company’s ownership of Alset International changed from 57.1% as of December 31, 2020 to 76.8% as of December 31, 2021.

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

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2021	$(48,758)	$2,258,017	$(65,921)	$2,143,338

Other Comprehensive Income	(41,273)	(2,625,912)	865,493	(1,801,692)

Balance at December 31, 2021	$(90,031)	$(367,895)	$799,572	$341,646

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2020	$(59,888)	$1,603,145	$(84,968)	$1,458,289

Other Comprehensive Income	11,130	654,872	19,047	685,049

Balance at December 31, 2020	$(48,758)	$2,258,017	$(65,921)	$2,143,338

12. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one year. Future minimum rental revenue under existing leases on our properties at December 31, 2021 in each calendar year through the end of their terms are as follows:

2022	464,343
Total Future Receipts	$464,343

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the years ended December 31, 2021 and 2020, property management fees incurred by the property managers were $15,390 and $0, respectively. For the years ended December 31, 2021 and 2020, leasing fees incurred by the property managers were $63,880 and $0, respectively.

13. DISCONTINUED OPERATIONS

Impact BioMedical Inc.

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of DSS, Inc. (“DSS”), pursuant to which, DBHS will acquire all of the outstanding capital stock of Impact BioMedical Inc., wholly owned subsidiary of GBM, through a share exchange. The aggregate consideration to be issued to GBM for the Impact BioMedical shares will be the following: (i) 483,334 newly issued shares of DSS common stock; and (ii) 46,868 newly issued shares of a new series of DSS perpetual convertible preferred stock with a stated value of $46,868,000, or $1,000 per share. The convertible preferred stock can be convertible into shares of DSS common stock at a conversion price of $6.48 of preferred stock stated value per share of common stock, subject to a 19.9% beneficial ownership conversion limitation (a so-called “blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by GBM. Holders of the convertible preferred stock will have no voting rights, except as required by applicable law or regulation, and no dividends will accrue or be payable on the convertible preferred stock. The holders of convertible preferred stock will be entitled to a liquidation preference of $1,000 per share, and DSS will have the right to redeem all or any portion of the then outstanding shares of convertible preferred stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share.

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

The composition of assets and liabilities included in discontinued operations is as follows:

	December 31,	December 31,
	2021	2020
Assets
Cash	$-	$-
Prepaid Expense	-	-
Total Asset	$-	$-

Liabilities
Accounts Payable	$-	$-
Total Liabilities	$-	$-

The financial results of discontinued operations are as follows:

	Years Ended December 31,
	2021	2020

Revenue	$-	$-

Operating Expense
Research & Development	-	246,915
General & Administration	-	170,035
Total Operating Expense	-	416,950

Loss from Security Investment by Equity Method	-	-
Loss from Acquisition	-	-
Other Expense	-	488

Loss from Discontinued Operations	$-	$(417,438)

The cash flows attributable to the discontinued operation are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Operating	$-	$(422,188)
Investing	-	-
Financing	-	-
Net Change in Cash	$-	$(422,188)

14.	INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2021 and 2020:

		Fair Value Measurement Using
	Amount at Cost	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2021
Assets
Investment Securities- Fair Value Option	$72,000,301	$25,320,694	$-	$-	$25,320,694
Investment Securities- Trading	9,809,778	9,908,077	-	-	9,908,077
Convertible Note Receivable	138,599	-	-	98,398	98,398
Warrants - American Premium Water	696,791	-	-	1,009,854	1,009,854
Warrants - AMRE	-	-	-	-	-
Total Investment in Securities at Fair Value	$82,645,469	$35,228,771	$-	$1,108,252	$36,337,023

		Fair Value Measurement Using
	Amount at Cost	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2020
Assets
Investment securities- Fair Value Option	$7,404,911	$10,549,102	$-	$-	$10,549,102
Investment securities- Trading	17,650	18,654	-	-	18,654
Convertible Preferred Stock	42,889,000	-	-	37,675,000	37,675,000
Convertible Note Receivable	50,000	-	-	66,978	66,978
Warrants - American Premium Water	860,342	-	-	862,723	862,723
Warrants - AMRE	-	-	-	-	-
Stock Options - Vivacitas	-	-	-	-	-
Total Investment in Securities at Fair Value	$51,221,903	$10,567,756	$-	$38,604,701	$49,172,457

Realized loss on investment securities for the year ended December 31, 2021 and 2020 was $4,698,078 and $192,459, respectively. Unrealized loss on securities investment was $49,190,748 and $1,694,535 in the years ended December 31, 2021 and 2020, respectively. These losses were recorded directly to net loss. The change in fair value of the convertible note receivable in the years ended December 31, 2021 and 2020 was $57,179 and $19,486, respectively, and was recorded in consolidated statements of stockholders’ equity.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investments at December 31, 2021 and 2020, respectively.

	Share price			Market Value
	12/31/2021	Shares		12/31/2021	Valuation

DSS (Related Party)	$0.672	19,888,262	*	$13,364,912	Investment in Securities at Fair Value

AMBS (Related Party)	$0.016	20,000,000		$328,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.034	43,626,621		$1,489,179	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.002	354,039,000		$778,886	Investment in Securities at Fair Value

True Partner	$0.119	62,122,908		$7,409,717	Investment in Securities at Fair Value

Value Exchange	$0.300	6,500,000		$1,950,000	Investment in Securities at Fair Value

Trading Stock				$9,908,077	Investment in Securities at Fair Value

	Total Level 1 Equity Securities			$35,228,771
Nervotech	N/A	1,666		$37,045	Investment in Securities at Cost
HWH World Co.	N/A	20,000		$42,562	Investment in Securities at Cost
K Beauty	N/A	3,600		$19,609	Investment in Securities at Cost

		Total Equity Securities		$35,327,987

	Share price			Market Value
	12/31/2020	Shares		12/31/2020	Valuation

DSS (Related Party)	$6.240	1,162,501	*	$7,254,006	Investment in Securities at Fair Value

AMBS (Related Party)	$0.008	20,000,000		$160,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.055	46,226,673		$2,565,468	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.002	122,039,000		$256,284	Investment in Securities at Fair Value

Optimum Bank (Related Party)	$3.370	92,980		$313,343	Investment in Securities at Fair Value

Trading Stock				$18,654	Investment in Securities at Fair Value
	Total Level 1 Equity Securities			$10,567,755
Vivacitas (Related Party)	N/A	2,480,000		$200,128	Investment in Securities at Cost
Nervotech	N/A	1,666		$37,826	Investment in Securities at Cost
HWH World Co.	N/A	20,000		$42,562	Investment in Securities at Cost
		Total Equity Securities		$10,848,271

*	Ratio of 1-for-30 (the “Reverse Split”) was effective at 5:01 p.m. Eastern Time on May 7, 2020 (the “Effective Time”).

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

	As of December 31, 2020	As of August 21, 2020

Stock price	6.24	6.95
Risk-free rate	0.93%	0.63%
Volatility	113.69%	111.99%
Expected Exit Date	December 31, 2023	August 21,2023
Dividend Yield	0.00	0.00

The selected stock prices represent the close market bid price of DSS on the valuation date. Risk-free interest rates were obtained from Bloomberg. The volatility is based on the historical volatility of the DSS common stock. We assumed a three-year life for the preferred stock and assumed that after three-years the Company would desire to begin receiving a return on this investment – either through a conversion or liquidation. Given the Beneficial Ownership limited on the exercise of the Series A Preferred Shares, we have assumed that Alset International will sell their common stocks in the Target Company such that their shareholding does not exceed 19.99% prior to conversion. We have assessed the Discount for Lack of Marketability (DLOM) of this interest using a put option method and adopted Black Scholes Option Pricing Model to estimate the DLOM

During the year ended December 31, 2021, Global BioMedical Pte Ltd. converted 42,575 preferred stock of DSS into 6,570,170 common shares of DSS.

Sharing Services Convertible Note

The fair value of the Sharing Services Convertible Note under level 3 category as of December 31, 2021 and 2020 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	December 31, 2021	December 31, 2020

Dividend yield	0.00%	0.00%
Expected volatility	138.85%	210.07%
Risk free interest rate	3.25%	0.13%
Contractual term (in years)	0.76	1.76
Exercise price	$0.15	$0.15

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

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2021 and 2020:

Total
Balance at January 1, 2020	$26,209
Acquisition of APW Warrants	862,723
Net gain	40,769
Acquisition of DSS Preferred Stock	37,675,000
Balance at December 31, 2020	$38,604,701
Net loss	(57,179)
Conversion of DSS Preferred Stock	(37,439,270)
Balance at December 31, 2021	$1,108,252

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible bond of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of December 31, 2021, the management estimated that the fair value of this note remained unchanged from its initial purchase price.

Warrants

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of AMRE, a related party private startup company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 9 - Related Party Transactions, Note Receivable from a Related Party Company. As of December 31, 2021 and 2020, AMRE was a private company. Based the management’s analysis, the fair value of the warrants was $0 as of December 31, 2021 and 2020.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of APW for the total consideration of 232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2021. We value APB warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APW was $862,723 as of December 31, 2020 and $1,009,854 as of December 31, 2021.

The fair value of the APW warrants under level 3 category as of December 31, 2021 and 2020 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	As of	As of
	December 31, 2021	December 31, 2020
Stock Price	$0.0022	$0.0021
Exercise Price	$0.001	$0.001
Risk-free Interest Rate	1.48%	0.88%
Annualized volatility	186.5%	178.86%
Dividend Yield	0.00	0.00
Year to Maturity	8.58	9.58

The following table presents summarized financial information for our investments that we elected the fair value option that would otherwise be accounted for under the equity method of accounting.

	Summarized Financial Information
	Assets	Liabilities	Net Income (Loss)
December 31, 2021
APW (Unaudited)*	$395,258	$3,990,098	$(1,089,440)
Holista**	$5,012,451	$2,275,422	$(989,391)
DSS*	$219,076,000	$19,784,000	$(25,777,333)
December 31, 2020
APW (Unaudited)	$456,612	$3,872,860	$(861,031)
Holista	$6,208,762	$2,628,463	$3,926,026
DSS	$91,919,000	$15,374,000	$1,418,000

*	Data derived from Financial Statement as of September 30, 2021 which was the latest available date source we could reach. 12-month Net Loss was estimated by adding one-third of 9-month Net Loss.

**	Data derived from Financial Statement as of June 30, 2021 which was the latest available date source we could reach. 12-month Net Loss was estimated by doubling 6-month Net Loss.

15. INCOME TAXES

US Income Taxes

The components of income tax expense and the effective tax rates for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Current:
Federal	$45,736	$-
State	46,179	11,633
Total Current	91,916	11,633
Deferred:
Federal	(2,725,007)	(1,488,666)
State	(1,266,545)	(563,779)
Total Deferred	(3,991,553)	(2,052,445)
Valuation Allowance	3,991,553	2,052,445
Total Income Tax Expense	$91,916	$11,633

Pre-tax Loss	$(118,483,577)	$(3,972,454)

Effective Income Tax Rate	-0.1%	-0.3%

A reconciliation of our income tax expense at federal statutory income tax rate of 21% to our income tax expense at the effective tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal Statutory Tax Rate	21.0%	21.0%
State Income Tax, Net of Federal Income Taxes	0.0%	0.4%
Intercompany Management & Oversight Fees	-0.1%	-2.5%
Capitalized Construction Costs	0.2%	5.9%
Minority interest in Partnerships	0.1%	0.9%
Deferred Finance Costs	-0.2%	-6.6%
Amort of BCF Debt Discount	-9.0%	0.0%
Miscellaneous Permanent Items	0.0%	0.4%
Non includible foreign entities loss/(income)	-9.6%	-22.3%
Valuation Allowance	-2.5%	2.5%
Effective Income Tax Rate	-0.1%	-0.3%

Deferred tax assets consist of the following at December 31, 2021 and 2020:

	2021	2020
Interest Income	(5,660,333)	(5,083,993)
Interest Expense	5,100,076	4,664,342
Depreciation and Amortization	(10,434)	(6,362)
Impairment	2,253,228	2,253,228
Accrued Expense	60,662	8,895
Unrealized Loss on Investment	2,512,554	-
Partnership Loss	13,175	13,175
Others	(224,637)	16,178
Net Operating Loss	2,047,388	186,981
	6,091,679	2,052,445
Valuation Allowance	(6,091,679)	(2,052,445)
Net Deferred Tax Asset	-	-

As of December 31, 2021, the Company has Federal and State net operating loss carry-forwards of approximately $7,660,000, and $6,732,000, respectively. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2021, the valuation allowance increased by $3,991,552.

As of December 31, 2021, total tax receivable is $151,211, including federal income tax receivable $77,390, and Maryland state income tax receivable $73,821. As of December 31, 2020, total current tax liability is $11,633, including federal income tax liability $0, and Maryland state income tax liability $11,633.

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. We have substantially concluded all U.S. federal income tax and state tax matters through 2017. However, our federal tax returns for the years 2018 through 2020 remain open to examination. State tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

Income taxes – Other Countries

On December 31, 2021 and 2020, foreign subsidiaries have tax losses of approximately $1.99 million and $337,000, respectively, which are available for offset against future taxable profits, subject to the agreement of the tax authorities and compliance with the relevant provisions. The deferred tax assets arising from these tax losses have not been recognized because it is not probable that future taxable profits will be available to use these tax assets. The following charts show the details in different regions as of December 31, 2021 and 2020.

As of December 31, 2021:

	SG Companies	HK Companies	KR Companies	AU Companies	Total
Calculation:
Cumulative loss & other deferred tax assets before tax	$(11,692,089)	$-	$-	$-	$(11,692,089)
Effective tax rates	17.00%	16.50%	19.24%	30.00%
Tax at the domestic tax rates applicable to profits in the countries where the Company operates	$(1,987,655)	$-	$-	$-	$(1,987,655)

Adjustments:
Deferred tax assets not recognized	$1,987,655	$-	$-	$-	$1,987,655

Income tax expenses recognized in profit or loss	$-	$-	$442,098	$-	$442,098

As of December 31, 2020:

	SG Companies	HK Companies	KR Companies	AU Companies	Total
Calculation:
Cumulative loss & other deferred tax assets before tax	$(1,801,455)	$-	$(123,278)	$-	$(1,924,733)
Effective tax rates	17.00%	16.50%	25.00%	30.00%
Tax at the domestic tax rates applicable to profits in the countries where the Company operates	$(306,247)	$-	$(30,819)	$-	$(337,066)

Adjustments:
Deferred tax assets not recognized	$306,247	$-	$30,819	$-	$337,066

Income tax expenses recognized in profit or loss	$-	$-	$-	$-	$-

16. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases offices in Maryland, Singapore, Magnolia, Texas, Hong Kong and South Korea through leased spaces aggregating approximately 16,446 square feet, under leases expiring on various dates from April 2022 to September 2024. The leases have rental rates ranging from $2,265 to $21,500 per month. Our total rent expense under these office leases was $587,685 and $413,240 in 2021 and 2020, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2021
Singapore - AI	June 2021 to June 2022
Singapore – F&B	October 2021 to October 2024
Hong Kong	October 2020 to October 2022
South Korea	August 2020 to August 2022
Magnolia, Texas, USA	November 2021 to April 2022
Bethesda, Maryland, USA	January 2021 to March 2024

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 0.5% to 4.5% per annum in 2021 and from 0.5% to 4.5% per annum in 2020. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2021 were $659,620 and $667,343, respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2020 were $574,754 and $574,754, respectively.

The table below summarizes future payments due under these leases as of December 31, 2021.

For the Years Ended December 31:

2022	$418,219
2023	163,351
2024	79,027
Total Minimum Lease Payments	660,596
Less: Effect of Discounting	(6,747)
Present Value of Future Minimum Lease Payments	667,343
Less: Current Obligations under Leases	(283,989)
Long-term Lease Obligations	$383,354

Lots Sales Agreement

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2014, NVR assigned this contract to SeD Maryland Development, LLC through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland Development, LLC. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland converted the 5.9 acre CCRC parcel to 36 lots (the 28 feet wide villa lot) and sell to NVR. SeD Maryland pursued the required zoning approval to change the number of such lots from 85 to 121, which was approved in July 2019. Subsequently, SeD Maryland Development signed the Fourth Amendment to the Lot Purchase Agreement, pursuant to which NVR agreed to purchase all of the new 121 lots.

During the years ended on December 31, 2021 and 2020, NVR purchased 88 lots and 121 lots, respectively. Through December 31, 2021 and 2020, NVR had purchased a total of 476 and 388 lots, respectively.

As part of the contract with NVR, upon establishment of FFB assessments on the lots, the Company is obligated to credit NVR with an amount equal to one year of FFB assessment per each lot purchased by NVR. As of December 31, 2021 the accrued balance due to NVR was $188,125.

Promissory Note from Azure

Pursuant to a Secured Promissory Note dated as of August 13, 2018, on October 13, 2019 Azure Holdings, LLC, was obligated to pay our subsidiary, 150 CCM Black Oak Ltd, $140,000 in principal, plus accrued interest at the rate of 2.5% per annum through October 13, 2019. Azure Holdings, LLC failed to pay the amount due. Effective as of October 13, 2019, the interest rate increased to a default rate of 18% per annum. The Company has subsequently had numerous communications with Azure Holdings, LLC regarding the payment of this Secured Promissory Note, and attempts to set a schedule for Azure Holdings, LLC to repay the amount due. On August 16, 2021, the Company purchased a 19.5 acre tract of land located in Texas from Azure Holdings and the principal of the note together with all accrued interest was applied as a credit to the purchase price.

17. DIRECTORS AND EMPLOYEES’ BENEFITS

Stock Option plans AEI

The Company previously reserved 500,000 shares of common stock under the Incentive Compensation Plan for high-quality executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. This plan is meant to enable such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expand their maximum efforts in the creation of shareholder value. As of December 31, 2021 and 2020, there have been no options granted. The reservation of shares under the Incentive Compensation Plan was cancelled in May of 2021.

Alset International Stock Option plans

On November 20, 2013, Alset International approved a Stock Option Plan (the “2013 Plan”). Employees, executive directors, and non-executive directors (including the independent directors) are eligible to participate in the 2013 Plan.

The following tables summarize stock option activity under the 2013 Plan for the year ended December 31, 2021:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2020	1,061,333	$0.09	4.00	$-
Vested and exercisable at January 1, 2020	1,061,333	$0.09	4.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2020	1,061,333	$0.09	3.00	$-
Vested and exercisable at December 31, 2020	1,061,333	$0.09	3.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2021	1,061,333	$0.09	2.00	$-
Vested and exercisable at December 31, 2021	1,061,333	$0.09	2.00	$-

18. SUBSEQUENT EVENTS

Purchase of Alset International shares

On January 17, 2022 the Company entered into securities purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to purchase from Chan Heng Fai 293,428,200 ordinary shares of Alset International for a purchase price 29,468,977 newly issued shares of the Company’s common stock. On February 28, 2022, the Company and Mr. Chan entered into an amendment to this securities purchase agreement pursuant to which the Company shall purchase these 293,428,200 ordinary shares of Alset International for a purchase price of 35,319,290 newly issued shares of the Company’s common stock. The closing of this transaction with Mr. Chan is subject to approval of the Nasdaq and the Company’s stockholders. These 293,428,200 ordinary shares of Alset International represent approximately 8.4% of the 3,492,713,362 total issued and outstanding shares of Alset International.

Sale of Securities of True Partner Limited

On January 18, 2022, the Company entered into a stock purchase agreement with DSS, Inc., pursuant to which the Company has agreed to sell, through the transfer of subsidiary and otherwise, 62,122,908 shares of stock of True Partner Capital Holding Limited in exchange for 11,397,080 shares of the common stock of DSS. On February 28, 2022 the Company entered into a revised Stock Purchase Agreement with DSS, Inc., pursuant to which the Company has agreed to replace the January 18, 2022 agreement with a new agreement to sell a subsidiary holding 44,808,908 shares of stock of True Partner Capital Holding Limited, together with an additional 17,314,000 shares of True Partner Capital Holding Limited (for a total of 62,122,908 shares) in exchange for 17,570,948 shares of common stock of DSS (the “DSS Shares”). The issuance of the DSS Shares will be subject to the approval of the NYSE American (on which the common stock of DSS is listed) and DSS’s shareholders.

Issuance of Common Stock

On January 24, 2022 the Company entered into stock purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to issue to Chan Heng Fai 35,012,120 shares of the Company’s common stock for a purchase price of $0.3713 per share (for an aggregate purchase price of $13,000,000). On February 28, 2022 the Company entered into an agreement with Mr. Chan to terminate this stock purchase agreement.

Issuance of Promissory Note

On December 13, 2021 the Company entered into a Securities Purchase Agreement with Chan Heng Fai for the issuance and sale of a convertible promissory note in favor of Chan Heng Fai, in the principal amount of $6,250,000. The note bears interest of 3% per annum and is due on the earlier of December 31, 2024 or when declared due and payable by Chan Heng Fai. The note can be converted in part or whole into common shares of the Company at the conversion price of $0.625 or into cash. The loan closed on January 26, 2022 after all closing conditions were met. Mr. Chan opted to convert all of the amount of such note into 10,000,000 shares of the Company’s common stock, which shares were issued on January 27, 2022.

Purchase of Shares of DSS

On January 25, 2022, the Company agreed to purchase 44,619,423 shares of DSS’s common stock for a purchase price of $0.3810 per share, for an aggregate purchase price of $17,000,000. On February 28, 2022, the Company and DSS agreed to amend this stock purchase agreement. The number of shares of the common stock of DSS that the Company will purchase has been reduced to 3,986,877 shares for an aggregate purchase price of $1,519,000.

Initial Public Offering of Alset Capital Acquisition Corp.

On February 3, 2022 Alset Capital Acquisition Corp. (“Alset Capital”), a special purpose acquisition company sponsored by the Company and certain affiliates, closed its initial public offering of 7,500,000 units at $10 per unit. Each unit consisted of one of Alset Capital’s shares of Class A common stock, one-half of one redeemable warrant and one right to receive one-tenth of one share of Class A common stock upon the consummation of an initial business combination. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. Only whole warrants are exercisable. The underwriters exercised their over-allotment option in full for an additional 1,125,000 units on February 1, 2022, which closed at the time of the closing of the Offering. As a result, the aggregate gross proceeds of this offering, including the over-allotment, were $86,250,000, prior to deducting underwriting discounts, commissions, and other offering expenses.

On February 3, 2022, simultaneously with the consummation of Alset Capital’s initial public offering, Alset Capital consummated the private placement of 473,750 units (the “Private Placement Units”) to the Sponsor, which amount includes 33,750 Private Placement Units purchased by the Sponsor in connection with the underwriters’ exercise of the over-allotment option in full, at a price of $10.00 per Private Placement Unit, generating gross proceeds of approximately $4.7 million (the “Private Placement”) the proceeds of which were placed in the trust account. No underwriting discounts or commissions were paid with respect to the Private Placement. The Private Placement Units are identical to the units sold in the initial public offering, except that (a) the Private Placement Units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of Alset Capital’s initial business combination except to permitted transferees and (b) the warrants and rights included as a component of the Private Placement Units, so long as they are held by the Sponsor or its permitted transferees, will be entitled to registration rights, respectively.

Purchase of Note from DSS

On February 25, 2022, Alset International entered into an assignment and assumption agreement with DSS pursuant to which DSS has agreed to purchase a convertible promissory note from Alset International. The note has a principal amount of $8,350,000 and accrued but unpaid interest of $367,400 through May 15, 2022. The note was issued by American Medical REIT, Inc. The consideration to be paid for the note will be 21,366,177 shares of DSS’s common stock. The number of DSS shares to be issued as consideration was calculated by dividing $8,717,400, the aggregate of the principal amount and the accrued but unpaid interest under the Note, by $0.408 per share. The number of shares of DSS common stock to be issued as consideration may be adjusted based on the accrued interest if the parties should agree to close this transaction on a date other than the anticipated date of May 15, 2022. The closing of the assumption agreement and the issuance of the DSS shares described above will be subject to the approval of the NYSE American and DSS’s shareholders.

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

During evaluation of disclosure controls and procedures as of December 31, 2021 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, management determined that the Company did not maintain effective controls over financial reporting due to limited staff. This limited number of staff prevents us from segregating duties within our internal control system and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Changes in Internal Control over Financial Reporting

We continue taking steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this Annual Report on Form 10-K, we have not been able to completely remediate the material weaknesses identified above. To remediate such weaknesses, we plan to appoint additional qualified personnel with financial accounting, GAAP, and SEC experience.

Item 9B. Other Information.

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our executive officers, directors, director nominees and key employees, and their positions with us, as of March 31, 2022:

Name	Age	Position(s)
Chan Heng Fai	77	Founder, Chairman of the Board and Chief Executive Officer
Chan Tung Moe	43	Co-Chief Executive Officer
Anthony S. Chan	57	Chief Operating Officer
Lui Wai Leung Alan	51	Co-Chief Financial Officer
Rongguo Wei	50	Co-Chief Financial Officer
Ang Hay Kim Aileen	62	Executive Director
Wong Tat Keung	51	Director
William Wu	55	Director
Wong Shui Yeung	51	Director
Charles MacKenzie	51	Chief Development Officer
Michael Gershon	50	Chief Legal Officer

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814.

The principal occupations for the past five years of each of our executive officers, directors, director nominees and key employees are as follows:

Executive Officers and Directors

Chan Heng Fai founded our company and has served as our Chairman of the Board and Chief Executive Officer since inception. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of our subsidiary Alset International Limited since April 2014. Mr. Chan joined the Board of Directors of Alset International Limited in May 2013. Mr. Chan has also served as the Chairman and Chief Executive Officer of Alset Capital Acquisition Corp. since October 2021. From 1995 to 2015, Mr. Chan served as Managing Chairman of Hong Kong-listed Zensun Enterprises Limited (formerly Heng Fai Enterprises Limited), an investment holding company. Mr. Chan had previously served as a member of the Board of Zensun Enterprises Limited since September 1992. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd., a Singapore property development, investment and management company (“SingHaiyi”), from March 2003 to September 2013, and the Executive Chairman of China Gas Holdings Limited, an investor and operator of the city gas pipeline infrastructure in China from 1997 to 2002.

Mr. Chan has served as a non-executive director of DSS, Inc. (formerly known as Document Security Systems, Inc.) since January 2017 and as Chairman of the Board since March 2019. Mr. Chan has served as a member of the Board of Directors of OptimumBank Holdings, Inc. since June 2018. He has also served as a non-executive director of our indirect subsidiary LiquidValue Development Inc. since January 2017. Mr. Chan has served as a director of Alset International’s 99.98%-owned subsidiary GigWorld Inc. since October 2014. Mr. Chan has served as a member of the Board of Directors of Sharing Services Global Corporation since April 2020. Mr. Chan has served as a member of the Board of Value Exchange International, Inc. since December 2021. Mr. Chan also served as a non-executive director of Holista CollTech Ltd. from July 2013 until June 2021.

Mr. Chan was formerly a director of Global Medical REIT Inc., a healthcare facility real estate company, from December 2013 to July 2015. He also served as a director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Additionally, Mr. Chan served as a member of the Board of Directors of RSI International Systems, Inc., the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

Mr. Chan has committed that the majority of his time will be devoted to managing the affairs of our company and its subsidiaries; however, Mr. Chan may engage in other business ventures, including other technology-related businesses.

As the founder, Chairman, Chief Executive Officer and our largest stockholder, Mr. Chan leads the board and guides our company. Mr. Chan brings extensive real estate and digital transformation technology knowledge to our company and a deep background in growth companies, emerging markets, mergers and acquisitions, and capital market activities. His service as Chairman and Chief Executive Officers creates a critical link between management and the board.

Chan Tung Moe was appointed Co-Chief Executive Officer of our Company in July 2021. Chan Tung Moe also serves as the Co-Chief Executive Officer and Executive Director of Alset International. Chan Tung Moe is responsible for Alset International’s international real estate business (including serving as Co-Chief Executive Officer and a member of the Board of Alset International’s subsidiary LiquidValue Development Inc.). Chan Tung Moe has served as a director of DSS, Inc., a NYSE listed company, since September 2020. From April 2014 to June 2015 Chan Tung Moe was the Chief Operating Officer of HKSE listed Zensun Enterprises Limited (formerly known as Heng Fai Enterprises Limited) and was responsible for that company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Prior to that, he was an executive director (from March 2006 to February 2014) and the Chief of Project Development (from April 2013 to February 2014) SingHaiyi Group Ltd, overseeing its property development projects. He was also a non-executive director of the Toronto Stock Exchange-listed RSI International Systems Inc., a hotel software company, from July 2007 to August 2016.

Chan Tung Moe has a diverse background and experience in the fields of property, hospitality, investment, technology and consumer finance. He holds a Master’s Degree in Business Administration with honors from the University of Western Ontario, a Master’s Degree in Electro-Mechanical Engineering with honors and a Bachelor’s Degree in Applied Science with honors from the University of British Columbia. Chan Tung Moe is the son of Chan Heng Fai.

The board of directors appointed Chan Tung Moe in recognition of his extensive knowledge of real estate and ability to assist the Company in expanding its business.

Ang Hay Kim Aileen has been our Executive Director since March 2018. Ms. Ang has more than 20 years of experience in finance and treasury, legal, human resources and office administration. She is the Senior Vice President, Corporate Services of Alset International, a position she has held since 2013 and a director of various indirect subsidiaries of our company. She also holds a Cert-in-CEHA (Singapore real estate industry certificate) and operates her own real estate business, Ideal Realty Pte Ltd., since 2015. Ms. Ang was General Manager, Corporate Services of Singxpress Ltd. (now known as SingHaiyi Group Ltd.) from 2002 to 2013. She was Senior Sales Director, Resale Division with DTZ Property Network Pte. Ltd., a Singapore real estate company, from 2005 to 2011.

Ms. Ang’s day-to-day operational leadership of our various businesses and her knowledge of property development and the real estate business make her well-qualified as a member of the Board.

Wong Tat Keung joined the Board of Directors of our company in November 2020. Since 2010, Mr. Wong has served as the director of Aston Wong CPA Limited. Mr. Wong has served as a member of the Board of Directors of Alset Capital Acquisition Corp. since January 2022. He has been an independent non-executive director of Alset International since January 2017. Mr. Wong has been an independent non-executive director of Roma Group Limited, a valuation and technical advisory firm, since March 2016, and has served as an independent non-executive director of Lerthai Group Limited, a property, investment, management and development company, since December 2018. Previously, he served as the director and sole proprietor of Aston Wong & Co., a registered certified public accounting firm, from January 2006 to February 2010. From January 2005 to December 2005, he was a Partner at Aston Wong, Chan & Co., Certified Public Accountants. From April 2003 to December 2004, he served at Gary Cheng & Co., Certified Public Accountants as Audit Senior. He served as an Audit Junior to Supervisor of Hui Sik Wing & Co., certified public accountants from April 1993 to December 1999. He served as an independent non-executive director of SingHaiyi from July 2009 to July 2013 and ZH Holdings from December 2009 to July 2015. Mr. Wong is a Certified Public Accountant admitted to practice in Hong Kong. He is a Fellow Member of Association of Chartered Certified Accountants and an Associate Member of the Hong Kong Institute of Certified Public Accountants. He holds a Master in Business Administration degree (financial services) from the University of Greenwich, London, England.

Mr. Wong demonstrates extensive knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, making him well-qualified to serve as an independent member of the board. Mr. Wong serves on our Audit Committee, Nominations and Corporate Governance Committee and Compensation Committee.

William Wu joined the Board of Directors of our company in November 2020. Mr. Wu, age 54, has served as the managing director of Investment Banking at Glory Sun Securities Limited since January 2019. Mr. Wu has served as a member of the Board of Directors of Alset Capital Acquisition Corp. since January 2022. Mr. Wu previously served as the executive director and chief executive officer of Power Financial Group Limited from November 2017 to January 2019. Mr. Wu has served as a member of the Board of Directors of DSS, Inc. since October of 2019. Mr. Wu has served as a director of Asia Allied Infrastructure Holdings Limited since February 2015. Mr. Wu previously served as a director and chief executive officer of RHB Hong Kong Limited from April 2011 to October 2017. Mr. Wu served as the chief executive officer of SW Kingsway Capital Holdings Limited (now known as Sunwah Kingsway Capital Holdings Limited) from April 2006 to September 2010. Mr. Wu holds a Bachelor of Business Administration degree and a Master of Business Administration degree of Simon Fraser University in Canada. He was qualified as a chartered financial analyst of The Institute of Chartered Financial Analysts in 1996.

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

Mr. Wu demonstrates extensive knowledge of complex, cross-border financial matters highly relevant to our business, making him well-qualified to serve as an independent member of the board. Mr. Wu serves on our Audit Committee, Nominations and Corporate Governance Committee and Compensation Committee.

Wong Shui Yeung joined the Board of Directors of our company in November 2021. Mr. Wong is a practicing member and fellow member of Hong Kong Institute of Certified Public Accountants and a member of Hong Kong Securities and Investment Institute and holds a bachelor’s degree in business administration. He has over 20 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice. Mr. Wong has served as a member of the Board of Directors of Alset Capital Acquisition Corp. since January 2022. Mr. Wong has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of Singapore Stock Exchange. Mr. Wong was an independent non-executive director of SMI Holdings Group Limited from April 2017 to December 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited and was an independent non-executive director of SMI Culture & Travel Group Holdings Limited from December 2019 to November 2020, the shares of which are listed on the Main Board of The Stock Exchange of Hong Kong Limited.

Mr. Wong’s knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, qualify him to serve as an independent member of the board. Mr. Wong serves on our Audit Committee, Nominations and Corporate Governance Committee and Compensation Committee.

Anthony S. Chan has served as the Company’s Chief Operating Officer since February 2022. Anthony is a certified public accountant (“CPA”) registered with the State of New York and a seasoned finance executive with over 32 years of professional experience in auditing, SEC reporting, compliance and risk management. Currently, Mr. Chan is the Chief Financial Officer of Sharing Services Global Corporation (OTC:SHRG), and since 2014, Anthony has served as President and Co-founder of CA Global Consulting Inc., and since 2020, as Director of Assurance and Advisory Services of Wei, Wei & Co., LLP, a PCAOB-registered public accounting firm. Previously, Anthony served as Chief Financial Officer of several public companies, including SPI Energy Co., Ltd. (NASDAQ:SPI), Helo Corp. (OTC:HLOC) and Sino-Global Shipping America, Ltd. Prior to that, Mr. Chan was a partner at three full-service CPA firms in New York, namely, UHY LLP, Friedman LLP and Berdon LLP. Anthony holds a Bachelor of Arts degree in Accounting and Economics from Queens College, City University of New York (“CUNY”) and a Master of Business Administration degree in Finance and Investments from Baruch College, CUNY.

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

Rongguo Wei has been our Co-Chief Financial Officer since March 2018. Mr. Wei has served as the Chief Financial Officer of LiquidValue Development since March 2017. Mr. Wei has also served as the Chief Financial Officer of Alset Capital Acquisition Corp. since October 2021. Mr. Wei is a finance professional with more than 15 years of experience working in public and private corporations in the United States. As the Chief Financial Officer of SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting and taxation activities for that company. Prior to joining SeD Development Management LLC in August 2016, Mr. Wei worked for several different U.S. multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August 2014 to July 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January 2013 to June 2014, and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011 to 2012. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February to May 2017, and has served as Chief Financial Officer of that company from February 2017 until November 2017. Before Mr. Wei came to the United States, he worked as an equity analyst at Hong Yuan Securities, an investment bank in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a certified public accountant and received his Master of Business Administration from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor’s degree from Beihang University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, no director, officer or beneficial owner of more than ten percent of any class of our equity securities, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2021.

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

Board Committees

Our Board of Directors has an Audit Committee, a Nominations and Corporate Governance Committee and a Compensation Committee. Each of these committees is currently composed of Wong Tat Keung, William Wu and Wong Shui Yeung.

Our Audit Committee and Compensation Committee will each comply with the listing requirements of the Nasdaq Marketplace Rules. At least one member of the Audit Committee will be an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, and each member will be “independent” as that term is defined in Rule 5605(a) of the Nasdaq Marketplace Rules. Our Board of Directors has determined that each of Wong Tat Keung, William Wu and Wong Shui Yeung is independent.

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

Indemnification in connection with a proceeding by us or in our right in which the director, officer, employee or agent is successful is permitted only with respect to expenses, including attorneys’ fees actually and reasonably incurred in connection with the defense. In such actions, the person to be indemnified must have acted in good faith, in a manner believed to have been in our best interests and must not have been adjudged liable to us, unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expense which the Court of Chancery or such other court shall deem proper. Indemnification is otherwise prohibited in connection with a proceeding brought on our behalf in which a director is adjudged liable to us, or in connection with any proceeding charging improper personal benefit to the director in which the director is adjudged liable for receipt of an improper personal benefit.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of our company during the years ended December 31, 2021 and 2020; and (ii) each other individual that served as an executive officer of our company at the conclusion of the years ended December 31, 2021 and 2020 and who received more than $100,000 in the form of salary and bonus during such year. We have included the information for certain individuals who were employed and compensated by Alset International Limited or its subsidiaries. Such compensation was paid solely for services rendered to such subsidiary. For purposes of this Report, these individuals are collectively the “named executive officers” of our company.

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chan Heng Fai	2021	$9	$5,983,858						$5,983,867
Chairman and Chief Executive Officer (1)	2020							$473,468	$473,468

Chan Tung Moe	2021	$215,589	$150,760						$366,349
Co-Chief Executive Officer (2)	2020

Lui Wai Leung Alan	2021	$135,735	$57,714						$193,449
Co-Chief Financial Officer	2020	$122,534							$122,534

Rongguo Wei	2021	$136,184	$86,092						$222,276
Co-Chief Financial Officer	2020	$116,184							$116,184

Charles MacKenzie	2021							$360,000	$360,000
Chief Development Officer (3)	2020							$240,000	$240,000

(1) Chan Heng Fai was paid bonuses totaling SGD $8,076,472 (USD $5,983,858) in 2021 by our majority owned subsidiary, Alset International Limited. Such payment was based on increases in the NAV and market capitalization of Alset International Limited during the year ended December 31, 2020. In 2022, Chan Heng Fai has been paid bonuses totaling SGD $4,097,874 (USD $3,036,115) by Alset International Limited, including bonuses for increases in the Net Asset Value (“NAV”) and market capitalization of Alset International Limited during the year ended December 31, 2021 (such amount is not included above). Chan Heng Fai is also paid SGD $1 (USD $.74) per month by Alset International Limited. In February of 2022, Chan Heng Fai was paid $4,800,000 by Alset EHome International Inc. as a result of increases in Alset EHome International Inc.’s NAV in the fiscal year ended December 31, 2021 (which amount is also not set forth above).

(2) Chan Tung Moe was previously a consultant to the Company; since July of 2021 he has served as an employee of the Company. Chan Tung Moe is compensated by both the Company and its subsidiary Alset International.

(3) Our Chief Development Officer Charles MacKenzie is compensated by a subsidiary of our company pursuant to a consulting agreement in connection with our subsidiary’s real estate projects. Mr. MacKenzie has served as our Chief Development Officer since December of 2019.

Employment and Consulting Agreements

On February 8, 2021, the Company and the Company’s subsidiary Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) entered into an Executive Employment Agreement (the “Employment Agreement”) with the Company’s Chairman and Chief Executive Officer, Chan Heng Fai. Pursuant to the Employment Agreement, Mr. Chan’s compensation will include a fixed salary of $1 per month and two bonus payments each year consisting of: (i) one payment equal to Five Percent (5%) of the growth in market capitalization the Company experiences in any year; and (ii) one payment equal to Five Percent (5%) of the growth in net asset value the Company experiences in any year. In each case, such payment is to be calculated within seven (7) days of December 31st of each year. Such bonus payments shall be paid in cash or the Company’s common stock, at the election of Mr. Chan.

The Company and Alset Business Development Pte. Ltd. entered into a Supplement to the Executive Employment Agreement (the “Supplement”) with Chan Heng Fai on December 13, 2021.This Supplement amended the Employment Agreement. Pursuant to the Employment Agreement, the term of the Employment Agreement was to end on December 31, 2025. The Supplement has amended the Employment Agreement to extend its expiration until December 31, 2030.

This Supplement also provides that if there is a change of control at the Company, Chan Heng Fai shall be entitled to cash payment equal to the amount he would have been owed through the term of the Employment Agreement (as extended by the Supplement). Such payment shall be calculated based on the highest annual amount paid to Chan Heng Fai through the date of such change of control. In addition, if Chan Heng Fai is terminated, pursuant to the Supplement, Chan Heng Fai shall be entitled to cash payment equal to the amount he would have been owed through the term of the Employment Agreement (as extended by the Supplement), calculated as described above.

The Compensation Committee of the Company’s Board of Directors later recommended that Chan Heng Fai be paid $4,800,000 of the NAV Bonus pursuant to the Employment Agreement and the Supplement. The Company, Alset Business Development Pte. Ltd. and Chan Heng Fai entered into an Amendment to the Employment Agreement, dated as of January 26, 2022 (the “Amendment”), and such bonus was paid. The Amendment provides that in the event that the net asset value of the Company is determined to be a greater or lesser amount than $4,800,000 upon the completion and filing of the Company’s audited financial statements, Mr. Chan shall be entitled to the balance of such amount or shall reimburse the Company, as applicable. The Amendment further provides that the Company shall assume all obligations of Alset Business Development Pte. Ltd. under the Employment Agreement.

Chan Heng Fai was paid bonuses totaling SGD $8,076,472 (USD $5,983,858) in 2021 by our majority owned subsidiary, Alset International Limited. Such payment was based on increases in the Net Asset Value (“NAV”) and market capitalization of Alset International during the year ended December 31, 2020. In 2022, Chan Heng Fai has been paid bonuses totaling SGD $4,097,874 (USD $3,036,115) by Alset International, including bonuses for increases in the NAV and market capitalization of Alset International during the year ended December 31, 2021. Chan Heng Fai is also paid SGD $1 (USD $.74) per month by Alset International Limited. Mr. Chan’s current employment agreement with Alset International Limited, dated as of December 10, 2021, provides that Mr. Chan shall continue to be paid SGD $1.00 per month, and shall be entitled to receive a bonus equal to 5% of the market capitalization growth of Alset International and 5% of the annual NAV increase of Alset International. The term of this agreement was made effective to March 25, 2020 and shall end on March 24, 2030. If Alset International terminates the appointment of Mr. Chan (subject to certain exceptions), Alset International shall be obliged to compensate Mr. Chan with a severance payment which will be equivalent to the total remuneration that would have been paid to Mr. Chan as if he had completed his term as the Chief Executive Officer of Alset International (“Severance Payment”). In the event there is a change in control of Alset International, Mr. Chan shall be granted with the option to continue his appointment with Alset International. If Mr. Chan decides not to continue with the appointment, Alset International shall be obliged to compensate Mr. Chan an amount equivalent to the Severance Payment. The Severance Payment shall be for the balance of the tenure of his term and shall be computed based on the highest annual remuneration, including salaries, incentive payments and performance bonus paid to Mr. Chan in the previous years prior to the termination of the appointment. Such Severance Payment shall be paid in cash only.

On July 1, 2021 the Company and its subsidiary Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) entered into Executive Employment Agreement with the Company’s Co-CEO, Chan Tung Moe. Based on the agreement, Chan Tung Moe’s compensation will include a fixed salary of $10,000 per month. In addition, Chan Tung Moe was paid a signing bonus of $60,000. The term of the Executive Employment Agreement ends on June 30, 2024. Chan Tung Moe is the son of the Chief Executive Office, Chairman and majority shareholder, Chan Heng Fai.  Chan Tung Moe is also compensated by Alset International Limited for his services.

Our Chief Development Officer Charles MacKenzie is compensated by a subsidiary of our company pursuant to a consulting agreement in connection with our subsidiary’s real estate projects.

Effective as of February 15, 2022, the Company has appointed Anthony S. Chan as the Chief Operating Officer of the Company. Mr. Chan has served as a consultant to the Company since April of 2021. Mr. Chan will continue to be compensated pursuant to the terms of a consulting agreement entered into between the Company and CA Global Consulting Inc., pursuant to which the Company pays Anthony S. Chan’s company $12,000 per month.

Outstanding Equity Awards at Fiscal Year End

No stock options or other equity awards were granted to any of our named executive officers during the year ended December 31, 2021.

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

Director Compensation

The following table sets forth the cash and non-cash compensation awarded to or earned by the members of our Board of Directors during the fiscal year ended December 31, 2021, except for Mr. Chan Heng Fai, whose information is set forth in the summary compensation table above:

Name	Salary	Bonus	Total Compensation
Ang Hay Kim Aileen (1)	$88,908	$57,049	$145,957
Wong Tat Keung (2)	$26,818		$26,818
William Wu	$12,000		$12,000
Wong Shui Yeung (3)	$16,818		$16,818
Robert H. Trapp (4)	$10,000		$10,000

(1) Ms. Ang is compensated as an employee of Alset International.

(2) Mr. Wong is compensated as both a member of the Board of Directors of Alset International and a member of the Company’s Board of Directors.

(3) On November 3, 2021, Mr. Wong Shui Yeung joined the Company’s Board of Directors. Mr. Wong Shui Yeung is compensated as both a member of the Board of Directors of Alset International and a member of the Company’s Board of Directors.

(4) On November 3, 2021, Robert H. Trapp resigned as a member of the Company’s Board of Directors.

We intend to compensate each non-employee director through annual stock option grants and by paying a quarterly cash fee. In addition to receiving compensation from our company, Chan Heng Fai has been compensated by our subsidiary, Alset International, for his services as an officer and director of that company and Aileen Ang has been compensated by Alset International for her services as an officer. Certain members of our Board of Directors are currently compensated by Alset International for their services as a director of that company. Our Board of Directors will review director compensation annually and adjust it according to then current market conditions and good business practices.

On February 16, 2022, our Board of Directors set the annual cash compensation for the independent members of our Board of Directors for 2022. In addition to their current compensation of $1,000 per month, independent members of the Board of Directors will also be paid an additional payment of $2,000 for each Board or Board Committee meeting that such independent member shall attend during the fiscal year ending December 31, 2022.

Certain of our directors are compensated for services on the Board of Directors of companies in which we are a shareholder, including but not limited to DSS, Inc., which compensates Mr. Wu.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2022, referred to in the table below as the “Beneficial Ownership Date,” by:

●	each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each member of our board of directors, director nominees and each of our named executive officers individually; and
●	all of our directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person (however, neither the stockholder nor the directors and officers listed below own any stock options or warrants to purchase shares of our common stock at the present time). The percentages of beneficial ownership are based on 113,187,898 shares of common stock outstanding as of the Beneficial Ownership Date.

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Address (1)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares
Chan Heng Fai (2)	35,527,647	31.4%
Chan Tung Moe	0	0.0%
Anthony S. Chan
Lui Wai Leung Alan	0	0.0%
Rongguo Wei	0	0.0%
Ang Hay Kim Aileen	0	0.0%
Wong Tat Keung	0	0.0%
William Wu	0	0.0%
Wong Shui Yeung	0	0.0%
Charles MacKenzie	0	0.0%
All Directors and Officers (10 individuals)	35,527,647	31.4%

(1)	Except as otherwise indicated, the address of each of the persons in this table is c/o Alset EHome International Inc., 4800 Montgomery Lane, Suite 210, Bethesda, Maryland 20814.

(2)	Includes 28,749,299 shares of common stock held by Chan Heng Fai, 6,380,000 shares of common stock held by HFE Holdings Limited and 398,348 shares of common stock held by Heng Fai Holdings Limited, of which Mr. Chan has sole voting and investment power with respect to such shares.

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

Transactions and Relationships with Directors, Officers and 5% Stockholders

Personal Guarantees by Director

As of December 31, 2021 and 2020, a director of the Company had provided personal guarantees amounting to approximately $500,000, to secure external loans from financial institutions for the Company and its consolidated subsidiaries.

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

Sale of Impact Biomedical to DSS

On April 27, 2020, Global BioMedical Pte Ltd (“GBM”), one of our subsidiaries, entered into a share exchange agreement with DSS BioHealth Security, Inc. (“DBHS”), a wholly owned subsidiary of DSS, Inc. (“DSS”), pursuant to which, DBHS agreed to acquire all of the outstanding capital stock of Impact BioMedical Inc., a wholly owned subsidiary of GBM, through a share exchange. It was agreed that the aggregate consideration to be issued to GBM for the Impact BioMedical shares would be the following: (i) 483,334 newly issued shares of DSS common stock; and (ii) 46,868 newly issued shares of a new series of DSS perpetual convertible preferred stock with a stated value of $46,868,000, or $1,000 per share. The convertible preferred stock can be convertible into shares of DSS common stock at a conversion price of $6.48 of preferred stock stated value per share of common stock, subject to a 19.9% beneficial ownership conversion limitation (a so-called “blocker”) based on the total issued outstanding shares of common stock of DSS beneficially owned by GBM. Holders of the convertible preferred stock will have no voting rights, except as required by applicable law or regulation, and no dividends will accrue or be payable on the convertible preferred stock. The holders of convertible preferred stock will be entitled to a liquidation preference of $1,000 per share, and DSS will have the right to redeem all or any portion of the then outstanding shares of convertible preferred stock, pro rata among all holders, at a redemption price per share equal to such liquidation value per share.

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

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to LiquidValue Development Pte. Ltd. and its subsidiary LiquidValue Development Limited for the general operations. As of December 31, 2021 and 2020, the outstanding balance was approximately $820,113 and $823,823, respectively.

Chan Heng Fai provided interest-free due on demand advance to AEI for the general operations. On December 31, 2021 and 2020, the outstanding balance was $0 and $178,400, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. On December 31, 2021 and 2020, the outstanding balance was $13,546 and $14,379, respectively.

On August 20, 2020, the Company acquired 30,000,000 common shares from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. On December 31, 2021 and 2020 the amount outstanding was $0 and $1,333,429, respectively.

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

On May 14, 2021, the Company borrowed S$7,395,472 Singapore Dollars (equal to approximately $5,545,495 U.S. Dollars) from Chan Heng Fai. The unpaid principal amount of the Loan shall be due and payable on May 14, 2022 and the Loan shall have no interest. The loan was paid back in full during 2021 and the outstanding balance was $0 as of December 31, 2021.

Chan Heng Fai provided an interest-free, due on demand advance to HengFeng Finance Limited for the general operations. As of December 31, 2021 and 2020, the outstanding balance was $0 and $184,250, respectively.

Management Fees

MacKenzie Equity Partners, owned by Charles MacKenzie, our Chief Development Officer and a Director of the Company’s subsidiary LiquidValue Development, has had a consulting agreement with one of the Company’s subsidiaries since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company’s subsidiary pays a monthly fee of $20,000 for the consulting services. The Company incurred expenses of $360,000 and $240,000 for the years ended December 31, 2021 and 2020, respectively, which were capitalized as part of Real Estate on the Company’s Consolidated Balance Sheet, as the services relate to property and project management. During 2021, MacKenzie Equity Partners was granted an additional $120,000 bonus payment. As of December 31, 2021 and 2020 the Company owed $80,000 and $0, respectively to this entity.

Consulting Services

A law firm owned by Conn Flanigan, a Director of LiquidValue Development, performs consulting services to LiquidValue Development and some other subsidiaries of the Company. The Company incurred expenses of $0 and $12,645 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020 there was no outstanding balance due to this entity.

Note Receivable from a Related Party Company

On March 2, 2020 and on October 29, 2021, LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received two $200,000 Promissory Notes and on October 29, 2021 Alset International received $8,350,000 Promissory Note from American Medical REIT Inc. (“AMRE”), a company which is less than 3.5% owned by LiquidValue as of December 31, 2021. Chan Heng Fai and Chan Tung Moe are directors of American Medical REIT Inc. The notes carry interests of 8% and are payable in two, three years and 25 months, respectively. LiquidValue also received warrants to purchase AMRE shares at the exercise price of $5.00 per share. The amount of the warrants equals to the note principle divided by the exercise price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. As of December 31, 2021 and 2020, the fair market value of the warrants was $0. The Company accrued $130,000 and $13,431 interest income as of December 31, 2021 and 2020, respectively.

On January 24, 2017, SeD Capital Pte Ltd, a 100% owned subsidiary of Alset International lent $350,000 to iGalen Inc. The term of the loan was two years, with an interest rate of 3% per annum for the first year and 5% per annum for the second year. The expiration term was renewed as due on demand after two years with 5% per annum interest rate. As of December 31, 2020, the outstanding principle was $350,000 and accrued interest $61,555. On December 31, 2021, the management of the Company evaluated the financial and the operation results of iGalen and concluded that possibility to repay this loan is not probable, and the principal and accrued interest total of $412,754 was recorded as bad debt expense.

As of December 31, 2021, the Company provided advances for operation of $236,699 to HWH World Co., a direct sales company in Thailand of which the Company holds approximately 19% ownership.

On April 20, 2021, SeD Capital Pte Ltd entered into Joint Venture Agreement with Novum Alpha Pte Ltd., pursuant to which, each company owns 50% of the joint venture company Credas Capital Pte Ltd. Based on the agreement, SeD Capital Pte Ltd contributed 90% of the initial $150,000 shareholder loan to the joint venture, with the remaining balance contributed by Novum Alpha. The loan carries 0% interest rate and will be repaid on a “first-in first-out” basis, out of the operating profits of the joint venture, with the immediate partial payment of $100,000 of the initial loan to SeD Capital, once the company achieves profitability. As of December 31, 2021, the outstanding balance was $135,720.

Loan to Employees

On November 24, 2020, American Pacific Bancorp. Inc. lent $560,000 to Chan Tung Moe, an officer of one of the subsidiaries of the Company and son of Chan Heng Fai, Chairman and Chief Executive Officer of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 80,000 shares of Alset EHome International. On November 24, 2020, American Pacific Bancorp. Inc. lent $280,000 to Lim Sheng Hon Danny, an employee of one of the subsidiaries of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 40,000 shares of Alset EHome International. Subsequent to the making of these loans, the Company acquired the majority of the issued and outstanding common stock of American Pacific Bancorp. As of December 31, 2021, both principal and interest, $840,000 and $28,031, of both loans to Chan Tung Moe and Lim Sheng Hong, were fully paid off.

Subscription Agreement to Purchase Shares of Document Security Systems, Inc.

On September 3, 2021, the Company entered into a subscription agreement to purchase 12,155,591 shares of the common stock of DSS for a price of $1.234 per share for an aggregate purchase price of approximately $15 Million. This transaction closed on September 8, 2021.

DSS Investment into American Pacific Bancorp, Inc.

On September 8, 2021, the Company’s subsidiary American Pacific Bancorp, Inc. (“APB”) entered into a purchase agreement for APB to sell DSS 6,666,700 shares of the Class A Common Stock of APB for $6.00 per share, for an aggregate purchase price of $40,000,200. This transaction closed on September 9, 2021. Following this transaction, DSS has become the majority owner of APB.

Purchase of Alset International shares

On January 17, 2022 the Company entered into securities purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to purchase from Chan Heng Fai 293,428,200 ordinary shares of Alset International for a purchase price 29,468,977 newly issued shares of the Company’s common stock. On February 28, 2022, the Company and Mr. Chan entered into an amendment to this securities purchase agreement pursuant to which the Company shall purchase these 293,428,200 ordinary shares of Alset International for a purchase price of 35,319,290 newly issued shares of the Company’s common stock. The closing of this transaction with Mr. Chan is subject to approval of the Nasdaq and the Company’s stockholders. These 293,428,200 ordinary shares of Alset International represent approximately 8.4% of the 3,492,713,362 total issued and outstanding shares of Alset International.

Sale of Securities of True Partner Limited

On January 18, 2022, the Company entered into a stock purchase agreement with DSS, Inc., pursuant to which the Company has agreed to sell, through the transfer of subsidiary and otherwise, 62,122,908 shares of stock of True Partner Capital Holding Limited in exchange for 11,397,080 shares of the common stock of DSS. On February 28, 2022 the Company entered into a revised Stock Purchase Agreement with DSS, Inc., pursuant to which the Company has agreed to replace the January 18, 2022 agreement with a new agreement to sell a subsidiary holding 44,808,908 shares of stock of True Partner Capital Holding Limited, together with an additional 17,314,000 shares of True Partner Capital Holding Limited (for a total of 62,122,908 shares) in exchange for 17,570,948 shares of common stock of DSS (the “DSS Shares”). The issuance of the DSS Shares will be subject to the approval of the NYSE American (on which the common stock of DSS is listed) and DSS’s shareholders.

Issuance of Common Stock

On January 24, 2022 the Company entered into stock purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to issue to Chan Heng Fai 35,012,120 shares of the Company’s common stock for a purchase price of $0.3713 per share (for an aggregate purchase price of $13,000,000). On February 28, 2022 the Company entered into an agreement with Mr. Chan to terminate this stock purchase agreement.

Issuance of Promissory Note

On December 13, 2021 the Company entered into a Securities Purchase Agreement with Chan Heng Fai for the issuance and sale of a convertible promissory note in favor of Chan Heng Fai, in the principal amount of $6,250,000. The note bears interest of 3% per annum and is due on the earlier of December 31, 2024 or when declared due and payable by Chan Heng Fai. The note can be converted in part or whole into common shares of the Company at the conversion price of $0.625 or into cash. The loan closed on January 26, 2022 after all closing conditions were met. Mr. Chan opted to convert all of the amount of such note into 10,000,000 shares of the Company’s common stock, which shares were issued on January 27, 2022.

Purchase of Shares of DSS

On January 25, 2022, the Company agreed to purchase 44,619,423 shares of DSS’s common stock for a purchase price of $0.3810 per share, for an aggregate purchase price of $17,000,000. On February 28, 2022, the Company and DSS agreed to amend this stock purchase agreement. The number of shares of the common stock of DSS that the Company will purchase has been reduced to 3,986,877 shares for an aggregate purchase price of $1,519,000.

Initial Public Offering of Alset Capital Acquisition Corp.

On February 3, 2022 Alset Capital Acquisition Corp. (“Alset Capital”), a special purpose acquisition company sponsored by the Company and certain affiliates, closed its initial public offering of 7,500,000 units at $10 per unit. Each unit consisted of one of Alset Capital’s shares of Class A common stock, one-half of one redeemable warrant and one right to receive one-tenth of one share of Class A common stock upon the consummation of an initial business combination. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. Only whole warrants are exercisable. The underwriters exercised their over-allotment option in full for an additional 1,125,000 units on February 1, 2022, which closed at the time of the closing of the Offering. As a result, the aggregate gross proceeds of this offering, including the over-allotment, were $86,250,000, prior to deducting underwriting discounts, commissions, and other offering expenses.

On February 3, 2022, simultaneously with the consummation of Alset Capital’s initial public offering, Alset Capital consummated the private placement of 473,750 units (the “Private Placement Units”) to the Sponsor, which amount includes 33,750 Private Placement Units purchased by the Sponsor in connection with the underwriters’ exercise of the over-allotment option in full, at a price of $10.00 per Private Placement Unit, generating gross proceeds of approximately $4.7 million (the “Private Placement”) the proceeds of which were placed in the trust account. No underwriting discounts or commissions were paid with respect to the Private Placement. The Private Placement Units are identical to the units sold in the initial public offering, except that (a) the Private Placement Units and their component securities will not be transferable, assignable or saleable until 30 days after the consummation of Alset Capital’s initial business combination except to permitted transferees and (b) the warrants and rights included as a component of the Private Placement Units, so long as they are held by the Sponsor or its permitted transferees, will be entitled to registration rights, respectively.

The Company and its majority-owned subsidiary Alset International each own 45% of the sole member of Alset Acquisition Sponsor, LLC, the sponsor of Alset Capital, with the remaining 10% of the sole member of the sponsor owned by Alset Investment Pte. Ltd., a company owned by the Company’s Chairman, Chief Executive Officer and largest stockholder, Chan Heng Fai.

Purchase of Note from DSS

On February 25, 2022, Alset International entered into an assignment and assumption agreement with DSS pursuant to which DSS has agreed to purchase a convertible promissory note from Alset International. The note has a principal amount of $8,350,000 and accrued but unpaid interest of $367,400 through May 15, 2022. The note was issued by American Medical REIT, Inc. The consideration to be paid for the note will be 21,366,177 shares of DSS’s common stock. The number of DSS shares to be issued as consideration was calculated by dividing $8,717,400, the aggregate of the principal amount and the accrued but unpaid interest under the Note, by $0.408 per share. The number of shares of DSS common stock to be issued as consideration may be adjusted based on the accrued interest if the parties should agree to close this transaction on a date other than the anticipated date of May 15, 2022. The closing of the assumption agreement and the issuance of the DSS shares described above will be subject to the approval of the NYSE American and DSS’s shareholders.

Indemnification Agreements

We intend to enter into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. See “Indemnification of Directors and Executive Officers.”

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Audit Fees	$269,380	$158,500
Audit-Related Fees	$20,000	$0
Tax Fees	$0	$0
All Other Fees	$0	$38,000
Total	$289,380	$196,500

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2021 and December 31, 2020 for the audit of our financial statements and review of our Form 10-Qs.

Tax Fees. This category includes the aggregate fees billed for tax services rendered in the preparation of our federal and state income tax returns.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2021 and December 31, 2020.

On December 21, 2021, the Board of Directors of the Company dismissed Briggs & Veselka Co. (“B&V”) as its independent registered public accounting firm at the recommendation of the Audit Committee. B&V’s audit report on the Company’s financial statements for the year ended December 31, 2020 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

On December 22, 2021, the Company engaged Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2021. The decision to engage Grassi was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Consolidated Financial Statements included in Part II hereof:

Consolidated Balance Sheets at December 31, 2021 and 2020

Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this Report or incorporated by reference:

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 23, 2020, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2020.
1.2	Underwriting Agreement dated May 10, 2021 with Aegis Capital Corp., incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 13, 2021.
1.3	Underwriting Agreement, dated as of July 27, 2021, by and between Alset EHome International Inc. and Aegis Capital Corp., as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1 on Form 8-K filed with the SEC on July 30, 2021.
1.4	Underwriting Agreement, dated as of December 5, 2021, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
2.1	Certificate of Merger, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021.
3.1	Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.2	Bylaws of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.3	Second Amended and Restated Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.4	Third Amended and Restated Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
3.5	Certificate of Amendment, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 4, 2021.
3.6	Certificate of Designation of the Company’s Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 4, 2021.
3.7	Certificate of Designation of the Company’s Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 12, 2021.
3.8	Certificate of Amendment, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on June 14, 2021.
4.1	Form of Representative’s Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2020.

4.2	Form of Pre-funded Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.3	Form of Series A Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.4	Form of Series B Warrant, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.5	Warrant Agent Agreement (including the terms of the Pre-funded Warrant), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021.
4.6	Representative’s Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021.
4.7	Form of Pre-funded Warrant, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 1, 2021.
4.8	Form of Pre-funded Warrant, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
4.9*	Description of Capital Stock
10.1	HF Enterprises Inc. 2018 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.2	Form of Lot Purchase Agreement for Ballenger Run, by and between SeD Maryland Development, LLC and NVR, Inc. d/b/a Ryan Homes, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.3	Management Agreement, entered into as of July 15, 2015, by and between SeD Maryland Development, LLC and SeD Development Management, LLC, incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.4	Amended and Restated Limited Liability Company Agreement of SeD Maryland Development, LLC, dated as of September 16, 2015, by and between SeD Ballenger, LLC and CNQC Maryland Development LLC, incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.5	Consulting Services Agreement, dated as of May 1, 2017, by and between SeD Development Management LLC and MacKenzie Equity Partners LLC, incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.6	Project Development and Management Agreement, dated as of February 25, 2015, by and among MacKenzie Development Company, LLC, Cavalier Development Group, LLC and SeD Maryland Development, LLC, incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.7	Assignment and Assumption Agreement, dated as of September 15, 2017, by and between MacKenzie Development Company, LLC and Adams-Aumiller Properties, LLC, incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.8	Stock Purchase Agreement, dated as of October 1, 2018, by and between HF Enterprises Inc. and Heng Fai Chan as the sole shareholder of Alset Global Pte. Ltd. (formerly known as Hengfai International Pte. Ltd.), incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.9	Stock Purchase Agreement, dated as of October 1, 2018, by and between HF Enterprises Inc. and Heng Fai Chan as the sole shareholder of Global eHealth Limited, incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.10	Stock Purchase Agreement, dated as of October 1, 2018, by and between HF Enterprises Inc. and Heng Fai Chan as the sole shareholder of Heng Fai Enterprises Pte. Ltd., incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.11	Purchase and Sale Agreement, by and among 150 CCM Black Oak, Ltd. and Houston LD, LLC, dated as of July 3, 2018, incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.12	Amended and Restated Purchase and Sale Agreement, by and among 150 CCM Black Oak, Ltd. and Houston LD, LLC, dated as of October 12, 2018, incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.13	Amendment to Project Development and Management Agreement for Ballenger Run PUD, dated as of October 16, 2019 by and between Adams-Aumiller Properties, LLC and Cavalier Development Group, LLC, incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.14	Development Loan Agreement, dated as of April 17, 2019, by and between SeD Maryland Development, LLC and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.15	Term Sheet, dated as of March 3, 2020, by and among DSS Securities, Inc., LiquidValue Asset Management Pte Ltd., AMRE Asset Management Inc. and American Medical REIT Inc., incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
10.16	Stockholders’ Agreement, dated as of March 3, 2020, by and among AMRE Asset Management Inc., AMRE Tennessee, LLC, LiquidValue Asset Management Pte Ltd., and DSS Securities, Inc., incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
10.17	Term Sheet, dated as of March 12, 2020, by and between Document Security Systems, Inc., DSS BioHealth Security Inc., Global BioMedical Pte Ltd and Impact BioMedical Inc., incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
10.18	Share Exchange Agreement among Singapore eDevelopment Limited, Global BioMedical Pte Ltd., Document Security Systems, Inc. and DSS BioHealth Security Inc. dated as of April 27, 2020, incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
10.19	Loan Agreement, dated as of June 18, 2020, by and between SeD Home & REITs Inc. and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
10.20	Promissory Note from HF Enterprises Inc. to Chan Heng Fai, dated as of August 20, 2020, incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 18, 2020.
10.21	Binding Term Sheet on Share Exchange Transaction Among HF Enterprises Inc. and Mr. Chan Heng Fai Ambrose, dated January 4, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2021.
10.22	Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of February 8, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2021.
10.23	Securities Purchase Agreement By and Among Alset EHome International Inc., Chan Heng Fai Ambrose, True Partner International Limited, LiquidValue Development Pte Ltd. and American Pacific Bancorp, Inc. dated March 12, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.

10.24	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $28,363,966.42, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.25	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $173,394.87, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.26	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $6,729,629.29, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.27	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $28,653,138.00, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.28	Loan and Exchange Agreement, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 4, 2021.
10.29	Loan and Exchange Agreement, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 4, 2021.
10.30	Exchange Agreement by and between the Company and Chan Heng Fai, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 12, 2021.
10.31	Form of Series A Warrant Agent Agreement, incorporated by reference to Exhibit 10.33 on Form S-1 filed with the SEC on May 4, 2021.
10.32	Form of Series B Warrant Agent Agreement, incorporated by reference to Exhibit 10.34 on Form S-1 filed with the SEC on May 4, 2021.
10.33	Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Tung Moe, dated as of July 1, 2021, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on July 7, 2021.
10.34	Subscription Agreement by and among Document Security Systems, Inc. and Alset EHome International, Inc., dated as of September 3, 2021, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 3, 2021.
10.35	Class A Common Stock Purchase Agreement, dated as of September 8, 2021 among American Pacific Bancorp, Inc. and Document Security Systems, Inc., incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 3, 2021.
10.36	Warrant Agent Agreement, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
10.37	Supplement to the Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of December 13, 2021 incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on December 17, 2021.
10.38	Securities Purchase Agreement with Heng Fai Ambrose Chan, dated as of January 17, 2022, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on January 20, 2022.
10.39	Stock Purchase Agreement with DSS, Inc. (sale of AI shares), dated as of January 18, 2022, incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on January 20, 2022.
10.40	Stock Purchase Agreement with DSS, Inc. (sale of TP), dated as of January 18, 2022, incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on January 20, 2022.
10.41	Stock Purchase Agreement with Heng Fai Ambrose Chan, dated January 24, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2022.
10.42	Stock Purchase Agreement with DSS, Inc., dated January 25, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2022.
10.43	Amendment to Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of January 26, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022.

10.44	Assignment and Assumption Agreement, dated as of February 25, 2022, by and between Alset International Limited and DSS, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022.
10.45	Convertible Promissory Note, dated as of October 29, 2021, issued by American Medical REIT Inc. to Alset International Limited, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022.
10.46	Amendment of Stock Purchase Agreement, between Alset EHome International Inc. and DSS, Inc., dated February 28, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.47	Amendment to the Securities Purchase Agreement, between Alset EHome International Inc. and Chan Heng Fai, dated February 28, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.48	True Partner Stock Purchase Agreement, between Alset EHome International Inc. and DSS, Inc., dated February 28, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.49	True Partner Termination Agreement, between Alset EHome International Inc. and DSS, Inc., dated as of February 28, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.50	Chan Termination Agreement, between Alset EHome International Inc. and Chan Heng Fai, dated February 28, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.51	DSS Termination Agreement, between Alset EHome International Inc. and DSS, Inc., dated February 28, 2022, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.52*	Consulting Agreement between Alset EHome International Inc. and CA Global Consulting Inc., dated as of April 8, 2021.
10.53*	Service Agreement for Chief Executive Officer, between Alset International Limited and Chan Heng Fai, dated as of December 10, 2021.
14.1	Code of Conduct, incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
14.2	Code of Ethics for the CEO and Senior Financial Officers, incorporated herein by reference to Exhibit 14.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
21*	Subsidiaries of the Company.
31.1a*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alset EHome International Inc.

Dated: March 31, 2022	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Chief Executive Officer, Director	March 31, 2022
Chan Heng Fai	(Principal Executive Officer)

/s/ Chan Tung Moe	Chief Executive Officer	March 31, 2022
Chan Tung Moe	(Principal Executive Officer)

/s/ Lui Wai Leung Alan	Co-Chief Financial Officer	March 31, 2022
Lui Wai Leung Alan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	March 31, 2022
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Ang Hay Kim Aileen	Executive Director	March 31, 2022
Ang Hay Kim Aileen

/s/ Wong Tat Keung	Director	March 31, 2022
Wong Tat Keung

/s/ William Wu	Director	March 31, 2022
William Wu

/s/ Wong Shui Yeung	Director	March 31, 2022
Wong Shui Yeung

