Form 10-Q
period 2022-03-31
Alset EHome International Inc.
filed 2022-05-13
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, there were 113,187,898 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Alset EHome International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
Assets:
Current Assets:
Cash	$51,520,971	$56,061,309
Restricted Cash	2,525,182	4,740,870
Account Receivables, Net	90,407	39,622
Other Receivables	264,587	334,788
Note Receivables - Related Parties	13,281,867	12,792,671
Prepaid Expense	523,382	1,202,451
Inventory	35,582	47,290
Investment in Securities at Fair Value	50,791,684	36,337,023
Investment in Securities at Cost	99,216	99,216
Investment in Securities at Equity Method	31,766,187	30,801,129
Deposit	257,452	275,204
Total Current Assets	151,156,517	142,731,573

Real Estate
Rental Properties	25,402,436	24,820,253
Properties under Development	15,449,370	15,695,127
Operating Lease Right-Of-Use Asset	502,552	659,620
Deposit	39,653	39,653
Property and Equipment, Net	280,059	263,917
Total Assets	$192,830,587	$184,210,143

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,501,071	$11,341,789
Deferred Revenue	220,015	728,343
Builder Deposits	-	31,553
Operating Lease Liability	168,145	283,989
Notes Payable	151,310	317,671
Notes Payable - Related Parties	950,459	833,658
Total Current Liabilities	3,991,000	13,537,003

Long-Term Liabilities:
Operating Lease Liability	345,506	383,354
Total Liabilities	4,336,506	13,920,357

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value; 250,000,000 shares authorized; 113,187,898 and 87,368,446 shares issued and outstanding on March 31, 2022 and December 31, 2021, respectively	113,188	87,368
Additional Paid in Capital	320,404,965	296,181,977
Accumulated Deficit	(154,700,759)	(148,233,473)
Accumulated Other Comprehensive Income	293,721	341,646
Total Alset EHome International Stockholders’ Equity	166,111,115	148,377,518
Non-controlling Interests	22,382,966	21,912,268
Total Stockholders’ Equity	188,494,081	170,289,786

Total Liabilities and Stockholders’ Equity	$192,830,587	$184,210,143

See accompanying notes to condensed consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021

Revenue
Rental	$232,582	$-
Property	1,041,524	3,894,131
Biohealth	617,471	1,712,783
Other	60,660	-
Total Revenue	1,952,237	5,606,914
Operating Expenses
Cost of Revenue	1,114,550	3,697,854
General and Administrative	2,491,228	2,312,505
Total Operating Expenses	3,605,778	6,010,359

Operating Losses from Operations	(1,653,541)	(403,445)

Other Income (Expense)
Interest Income	172,400	30,632
Interest Expense	-	(53,582)
Foreign Exchange Transaction Gain	408,095	1,462,697
Unrealized Loss on Securities Investment	(3,899,015)	(9,535,009)
Realized Loss on Securities Investment	(3,436,783)	(258,245)
Loss on Investment on Security by Equity Method	(136,380)	(24,847)
Finance Costs	(448,008)	(582,868)
Other Income	1,284,893	11,256
Total Other Expense, Net	(6,054,798)	(8,949,966)

Net Loss Income Before Income Taxes	(7,708,339)	(9,353,411)

Income Tax Expense	(222,114)	(451,337)

Net Loss	(7,930,453)	(9,804,748)

Net Loss Attributable to Non-Controlling Interest	(1,463,167)	(3,569,112)

Net Loss Attributable to Common Stockholders	$(6,467,286)	$(6,235,636)

Other Comprehensive Loss, Net
Unrealized Loss on Securities Investment	(9,123)	(1,987)
Foreign Currency Translation Adjustment	(649,140)	(1,769,440)
Comprehensive Loss	(8,588,716)	(11,576,175)

Comprehensive Loss Attributable to Non-controlling Interests	(1,085,395)	(4,328,924)

Comprehensive Loss Attributable to Common Stockholders	$(7,503,321)	$(7,247,251)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(0.73)

Weighted Average Common Shares Outstanding - Basic and Diluted	99,184,657	8,572,222

See accompanying notes to condensed consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset EHome International Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2022	-	$-	-	$-	87,368,446	$87,368	$296,181,977	$341,646	$(148,233,473)	$148,377,518	$21,912,268	$170,289,786

Issuance of Stock by Exercising Warrants	-	-	-	-	15,819,452	15,820	(11,925)	-	-	3,895	-	3,895

Convert Related Party Note to Common Stock	-	-	-	-	10,000,000	10,000	6,203,000	-	-	6,213,000	-	6,213,000

Deconsolidate Alset Capital Acquisition	-	-	-	-	-	-	17,160,800	-	-	17,160,800	2,227,744	19,388,544

Gain from Purchase of DSS Stock	-	-	-	-	-	-	737,572	-	-	737,572	-	737,572

Beneficial Conversion Feature Intrinsic Value, Net	-	-	-	-	-	-	450,000	-	-	450,000	-	450,000

Change in Non-Controlling Interests	-	-	-	-	-	-	(316,459)	459,069	-	142,610	(142,610)	-

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(7,027)	-	(7,027)	(2,096)	(9,123)

Foreign Currency Translations	-	-	-	-	-	-	-	(499,967)	-	(499,967)	(149,173)	(649,140)

Net Loss	-	-	-	-	-	-	-	-	(6,467,286)	(6,467,286)	(1,463,167)	(7,930,453)

Balance at March 31, 2022	-	$-	-	$-	113,187,898	$113,188	$320,404,965	$293,721	$(154,700,759)	$166,111,115	$22,382,966	$188,494,081

Alset EHome International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2021

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset EHome International Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2021 (As Combined)	-	$-	-	$-	8,570,000	$8,570	$102,339,666	$2,143,338	$(44,793,713)	$59,697,861	$37,980,325	$97,678,186

Issuance of Stock for Services					10,000	10	60,890			60,900		60,900

Transactions under Common Control							(57,190,499)			(57,190,499)		(57,190,499)

Sale of Vivacitas to Related Party							2,279,872			2,279,872		2,279,872

Purchase Stock of True Partner from Related Party							3,274,060			3,274,060		3,274,060

Beneficial Conversion Feature Intrinsic Value, Net							50,770,192			50,770,192		50,770,192

Subsidiary’s Issuance of Stock							46,099			46,099	34,677	80,776

Proceeds from Selling Subsidiary Equity							142,675			142,675	107,325	250,000

Change in Non-Controlling Interest							76,412	(39,067)		37,345	(37,345)	-

Change in Unrealized Gain on Investment								(1,135)		(1,135)	(852)	(1,987)

Foreign Currency Translations								(1,010,527)		(1,010,527)	(758,913)	(1,769,440)

Distribution to Non-Controlling Shareholders											(82,250)	(82,250)

Net Loss									(6,235,636)	(6,235,636)	(3,569,112)	(9,804,748)

Balance at March 31, 2021	-	$-	-	$-	8,580,000	$8,580	$101,799,367	$1,092,609	$(51,029,349)	$51,871,207	$33,673,855	$85,545,062

See accompanying notes to condensed consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	2022	2021

Cash Flows from Operating Activities
Net Loss from Operations	$(7,930,453)	$(9,804,748)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	13,580	7,873
Amortization of Right-Of-Use Asset	157,068	81,013
Amortization of Debt Discount	450,000	553,961
Shared-based Compensation & Expense	-	134,192
Foreign Exchange Transaction Gain	(408,630)	(1,462,697)
Unrealized Loss on Securities Investment	3,899,015	9,548,251
Realized Loss on Securities Investment	3,436,783	-
Loss on Equity Method Investment	133,983	24,847
Changes in Operating Assets and Liabilities
Real Estate	(336,426)	441,764
Account Receivables	19,416	203,816
Prepaid Expense	679,069	(1,458,620)
Trading Securities	4,068,011	(2,452,754)
Inventory	10,902	77,709
Accounts Payable and Accrued Expenses	(8,792,327)	596,355
Accrued Interest - Related Parties	-	41,239
Deferred Revenue	(508,328)	563,667
Operating Lease Liability	(153,692)	(66,954)
Builder Deposits	(31,553)	(333,771)
Net Cash Used in Operating Activities	(5,293,582)	(3,304,857)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(3,665)	(3,767)
Purchase of Real Estate Properties	(722,817)	-
Purchase of Investment Securities	(6,585,294)	(108,208)
Sales of Investment Securities to Related Party	-	2,480,000
Promissory Note to Related Party	-	(15,489)
Net Cash (Used in) Provided by Investing Activities	(7,311,776)	2,352,536

Cash Flows from Financing Activities
Conversion of Related Party Note to Common Stock	6,213,000	-
Proceeds from Exercise of Subsidiary Warrants	-	7,484
Proceeds from Sale of Subsidiary Shares	-	250,000
Borrowing from PPP Loan	-	68,502
Distribution to Non-controlling Interest Shareholders	-	(82,250)
Repayment to Notes Payable	(168,360)	-
Repayment to Notes Payable - Related Parties	-	(1,200,000)
Net Cash Provided by (Used in) Financing Activities	6,044,640	(956,264)

Net Decrease in Cash and Restricted Cash	(6,560,718)	(1,908,585)
Effects of Foreign Exchange Rates on Cash	(195,308)	(31,788)
Cash and Restricted Cash - Beginning of Year	60,802,179	31,235,456
Cash and Restricted Cash- End of Period	$54,046,153	$29,295,083

Supplementary Cash Flow Information
Cash Paid for Interest	$1,524	$6,627
Cash Paid for Taxes	$-	$45,410

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized Gain (Loss) on Investment	$728,449	$(1,987)
Initial Recognition of ROU / Lease Liability	$-	$256,928
Acquiring True Partner Stock	$-	$10,003,689
Sale of Investment in Vivacitas to Related Party	$-	$2,279,872
Deconsolidate Alset Capital Acquisition	$19,388,544	$-
Intrinsic Value of BCF	$450,000	$-
Issuance of Stock by Exercising Warrants	$3,895	$-
Transactions under Common Control	$-	$57,190,499

See accompanying notes to condensed consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

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

The Company has four operating segments based on the products and services we offer, which include three of our principal businesses – real estate, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim periods or for any other future years. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021 filed on March 31, 2022.

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of March 31, 2022 and December 31, 2021, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under AEI	State or other jurisdiction of incorporation or organization	March 31, 2022		December 31, 2021
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	77.0		76.8
Singapore Construction & Development Pte. Ltd.	Singapore	77.0		76.8
Art eStudio Pte. Ltd.	Singapore	39.3	*	39.2	*
Singapore Construction Pte. Ltd.	Singapore	77.0		76.8
Global BioMedical Pte. Ltd.	Singapore	77.0		76.8
Alset Innovation Pte. Ltd.	Singapore	77.0		76.8
Health Wealth Happiness Pte. Ltd.	Singapore	77.0		76.8
SeD Capital Pte. Ltd.	Singapore	77.0		76.8
LiquidValue Asset Management Pte. Ltd.	Singapore	77.0		76.8
Alset Solar Limited	Hong Kong	77.0		76.8
Alset F&B One Pte. Ltd	Singapore	69.3		69.2
Global TechFund of Fund Pte. Ltd.	Singapore	77.0		76.8
Singapore eChainLogistic Pte. Ltd.	Singapore	77.0		76.8
BMI Capital Partners International Limited.	Hong Kong	77.0		76.8
SeD Perth Pty. Ltd.	Australia	77.0		76.8
SeD Intelligent Home Inc.	United States of America	77.0		76.8
LiquidValue Development Inc.	United States of America	77.0		76.8
Alset EHome Inc.	United States of America	77.0		76.8
SeD USA, LLC	United States of America	77.0		76.8
150 Black Oak GP, Inc.	United States of America	77.0		76.8
SeD Development USA Inc.	United States of America	77.0		76.8
150 CCM Black Oak, Ltd.	United States of America	77.0		76.8
SeD Texas Home, LLC	United States of America	77.0		76.8
SeD Ballenger, LLC	United States of America	77.0		76.8
SeD Maryland Development, LLC	United States of America	64.3		64.2
SeD Development Management, LLC	United States of America	65.5		65.3
SeD Builder, LLC	United States of America	77.0		76.8
GigWorld Inc.	United States of America	76.8		76.6
HotApp BlockChain Pte. Ltd.	Singapore	76.8		76.6
HotApp International Limited	Hong Kong	76.8		76.6
HWH International, Inc. (Delaware)	United States of America	77.0		76.8
Health Wealth & Happiness Inc.	United States of America	77.0		76.8

HWH Multi-Strategy Investment, Inc.	United States of America	77.0		76.8
SeD REIT Inc.	United States of America	77.0		76.8
Gig Stablecoin Inc.	United States of America	76.8		76.6
HWH World Inc.	United States of America	76.8		76.6
HWH World Pte. Ltd.	Singapore	76.8		76.6
UBeauty Limited	Hong Kong	77.0		76.8
WeBeauty Korea Inc	Korea	77.0		76.8
HWH World Limited	Hong Kong	77.0		76.8
HWH World Inc.	Korea	77.0		76.8
Alset BioHealth Pte. Ltd.	Singapore	77.0		76.8
Alset Energy Pte. Ltd.	Singapore	77.0		76.8
Alset Payment Inc. (now known as GDC REIT Inc.)	United States of America	77.0		76.8
Alset World Pte. Ltd.	Singapore	77.0		76.8
BioHealth Water Inc.	United States of America	77.0		76.8
Impact BioHealth Pte. Ltd.	Singapore	77.0		76.8
American Home REIT Inc.	United States of America	77.0		76.8
Alset Solar Inc.	United States of America	61.6		61.5
HWH KOR Inc.	United States of America	77.0		76.8
Open House Inc.	United States of America	77.0		76.8
Open Rental Inc.	United States of America	77.0		76.8
Hapi Cafe Inc. (Nevada)	United States of America	77.0		76.8
Global Solar REIT Inc.	United States of America	77.0		76.8
OpenBiz Inc.	United States of America	77.0		76.8
Hapi Cafe Inc. (Texas)	United States of America	100		100
HWH (S) Pte. Ltd.	Singapore	77.0		76.8
True Partner International Limited	Hong Kong	100		100
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
EPowerTech Inc.	United States of America	100		100
Alset EPower Inc.	United States of America	100		100
AHR Asset Management Inc.	United States of America	77.0		76.8
HWH World Inc. (Nevada)	United States of America	77.0		76.8
Alset F&B Holdings Pte. Ltd.	Singapore	77.0		76.8
Credas Capital Pte. Ltd.	Singapore	38.5	*	38.4	*
Credas Capital GmbH	Switzerland	38.5	*	38.4	*
Smart Reward Express Limited	Hong Kong	38.4	*	38.3	*
Partners HWH Pte. Ltd.	Singapore	77.0		76.8
AHR Texas Two LLC	United States of America	77.0		76.8
AHR Black Oak One LLC	United States of America	77.0		76.8
Hapi Air Inc.	United States of America	88.5		88.4
AHR Texas Three, LLC	United States of America	77.0		76.8
Alset Capital Pte. Ltd.	Singapore	100		100
Hapi Cafe Korea, Inc.	Korea	100		100
Green Energy Inc.	United States of America	100		100
Green Energy Management Inc.	United States of America	100		100
Alset Metaverse Inc.	United States of America	95.6		95.6
Alset Management Group Inc.	United States of America	79.7		88.2
Alset Acquisition Sponsor, LLC	United States of America	79.7		79.6
Alset Capital Acquisition Corp.	United States of America	23.4		79.6
Alset Spac Group Inc.	United States of America	79.7		79.6
Alset Mining Pte. Ltd.	Singapore	77.0		-
Alset Inc.	United States of America	100		-
Hapi Travel Pte. Ltd.	Singapore	77.0		-
Hapi WealthBuilder Pte. Ltd.	Singapore	77.0		-

*	Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of March 31, 2022 and December 31, 2021.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. In March 2022 approximately $2.3 million was released from the account as the loan was fully paid off and partially closed. The remaining $300,000 still remains in the restricted account as a collateral for outstanding letters of credit. The Company also maintained an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The fund in the escrow account was specifically used for the payment of the loan from M&T Bank. The fund was required to remain in the escrow account for the loan payment until the loan agreement terminates. These funds are now freely accessible to the Company. As of March 31, 2022 and December 31, 2021, the total balance of these two accounts was $2,082,860 and $4,399,984, respectively.

As a condition to the loan agreement with National Australian Bank Limited in conjunction with the Perth project, an Australian real estate development project, the Company is required to maintain Australian Dollar 50,000, in a non-interest-bearing account. As of March 31, 2022 and December 31, 2021, the account balance was $37,580 and $36,316, respectively. These funds will remain as collateral for the loans until paid in full.

The Company puts money into brokerage accounts specifically for equity investment. As of March 31, 2022 and December 31, 2021, the cash balance in these brokerage accounts was $404,742 and $304,570, respectively.

Account Receivables and Allowance for Doubtful Accounts

Account receivables is stated at amounts due from buyers, contractors, and all third parties, net of an allowance for doubtful accounts. As of March 31, 2022 and December 31, 2021, the balance of account receivables was $90,407 and $39,622, respectively. Approximately $0 and $2,500 of account receivables as of March 31, 2022 and December 31, 2021, respectively, was from DSS with a merchant agreement, under which the Company uses DSS credit card platform to collect money from our direct sales.

The Company monitors its account receivables balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to estimate its allowance for doubtful account receivables. The Company’s allowance for doubtful accounts represents an estimate of the losses expected to be incurred based on specifically identified accounts as well as nonspecific amount, when determined appropriate. Generally, the amount of the allowance is primarily decided by division management’s historical experience, the delinquency trends, the resolution rates, the aging of receivables, the credit quality indicators and financial health of specific customers. As of March 31, 2022 and December 31, 2021, the allowance was $0.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of December 31, 2021, inventory consisted of finished goods from HWH World Inc. As of March 31, 2022, inventory consisted of finished goods from HWH World Inc. and Hapi Cafe Korea Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

Investment Securities

Investment Securities at Fair Value

The Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Amarantus BioScience Holdings (“AMBS”) and True Partner Capital Holding Limited (“True Partner”) are publicly traded companies. The Company does not have significant influence over AMBS and True Partner, as the Company is the beneficial owner of approximately 4.3% of the common shares of AMBS and 15.5% of True Partner. The stock’s fair value is determined by quoted stock prices.

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

●	The Company has significant influence over DSS. As of March 31, 2022 and December 31, 2021, the Company owned approximately 28.21% and 24.9% of the common stock of DSS, respectively. Our CEO is a stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS.

●	The Company has significant influence over Holista as the Company and its CEO are the beneficial owner of approximately 15.8% of the outstanding shares of Holista and our CEO held a position on Holista’s Board of Directors until June of 2021.

●	The Company has significant influence over APW as the Company is the beneficial owner of approximately 7.7% of the common shares of APW and one officer from the Company holds a director position on APW’s Board of Directors.

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private startup company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of March 31, 2022 and December 31, 2021, AMRE was a private company. Based on management’s analysis, the fair value of the AMRE warrants was $0 as of March 31, 2022 and December 31, 2021. In March 2022 both loans, together with warrants were converted into common shares of AMRE. After the conversion, the Company owns approximately 15.8% of AMRE.

The Company held a stock option to purchase 250,000 shares of Vivacitas common stock at $1 per share at any time prior to the date of a public offering by Vivacitas. As of December 31, 2020, Vivacitas was a private company. Based on management’s analysis, the fair value of the Vivacitas stock option was $0 as of December 31, 2020. On March 18, 2021 the Company sold the subsidiary holding the ownership and stock option in Vivacitas to an indirect subsidiary of DSS. For further details on this transaction, refer to Note 8 - Related Party Transactions, Sale of Investment in Vivacitas to DSS.

The Company accounts for certain of its investments in funds without readily determinable fair values in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“2015-07”). In the first quarter of 2022 the Company invested $100,000 in Class A Shares of Novum Alpha Global Opportunity Digital Asset Fund I SP, a segregated portfolio of Novum Alpha SPC (“Novum Alpha Fund”). This fund invests in long-short digital assets. The Company subscribed in participating shares which are redeemable and non-voting.

On February 3, 2022 Alset Capital Acquisition Corp. (“Alset Capital”), a special purpose acquisition company sponsored by the Company and certain affiliates, closed its initial public offering of 7,500,000 units at $10 per unit. As a result of the offering, the Company lost its majority ownership in Alset Capital and deconsolidated it. Upon deconsolidation, the Company elected to apply fair value accounting to measure the stocks and units’ value it owns. At March 31, 2022 the Company owned 23.4% of Alset Capital.

Investment Securities at Cost

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or a similar investment of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss is recognized in the condensed consolidated statements of comprehensive income equal to the amount by which the carrying value exceeds the fair value of the investment.

The Company had an equity holding in Vivacitas Oncology Inc. (“Vivacitas”), a private company that is currently not listed on an exchange. We measured Vivacitas at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Our ownership in Vivacitas was sold on March 18, 2021 to DSS for $2,480,000. The difference of $2,279,872 between the selling price and our original investment cost was recorded as additional paid capital considering a related party transaction. For further details on this transaction, refer to Note 8 – Related Party Transactions, Sale of Investment in Vivacitas to DSS.

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

Equity Method Investment

The Company accounts for equity investment in entities with significant influence under equity-method accounting. Under this method, the Group’s pro rata share of income (loss) from investment is recognized in the condensed consolidated statements of comprehensive income. Dividends received reduce the carrying amount of the investment. When the Company’s share of loss in an equity-method investee equals or exceeds its carrying value of the investment in that entity, the equity method investment can be reduced below zero based on losses, if the Company either is liable for the obligations of the investee or provides for losses in excess of the investment when imminent return to profitable operations by the investee appears to be assured. Otherwise, the Company does not recognize its share of equity method losses exceeding its carrying amount of the investment, but discloses the losses in the footnotes. Equity-method investment is reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other-than-temporary. In making this determination, factors are evaluated in determining whether a loss in value should be recognized. These include consideration of the intent and ability of the Group to hold investment and the ability of the investee to sustain an earnings capacity, justifying the carrying amount of the investment. Impairment losses are recognized in other expense when a decline in value is deemed to be other-than-temporary.

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns less than 3.4% of American Medical REIT Inc. (“AMRE”) as of March 31, 2022, a startup REIT company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. LiquidValue did not invest equity but provided a loan to AMRE (for further details on this transaction, refer Note 8, Related Party Transactions). On balance sheet, the prorate loss from AMRE was not recorded as a liability because to the Company is not liable for the obligations of AMRE and also not committed to provide additional financial support.

Joint Venture with Novum

On April 20, 2021, one of Company’s indirect subsidiaries, SeD Capital Pte. Ltd. (“SeD Capital”), entered into joint venture agreement with a digital asset management firm Novum Alpha Pte Ltd (“Novum”). Pursuant to this agreement, SeD Capital will own 50% of the issued and paid-up capital in the joint venture company, Credas Capital Pte. Ltd. (“Credas”) with the remaining 50% shareholding stake held by Novum. On the condensed consolidated balance sheet, the prorate loss from Credas was not recorded as a liability because the Company is not liable for the obligations of Credas and has not committed to provide additional financial support.

American Pacific Bancorp, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”) and gained majority ownership in that entity. APB was consolidated into the Company under common control accounting (See Transactions between Entities under Common Control for details). On September 8, 2021 APB sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APB fell below 50% to 41.3% and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. As a result of the deconsolidation, the Company recognized gain of approximately $28.2 million. The gain represents the difference between the fair value of retained equity method investment of $30.8 million and $2.6 million, the Company’s investment percentage of carrying amount of APB’s net assets of $2.9 million. Considering the transaction was between related parties, the Company recorded the gain as additional paid in capital in its equity. From September 8 to December 31, 2021, the investment loss was $51,999. During three months ended March 31, 2022 the investment gain was $141,343. As of March 31, 2022 and December 31, 2021, the investment in APB was $30,942,472 and $30,801,129, respectively.

Ketomei Pte Ltd

On June 10, 2021 the Company’s indirect subsidiary Hapi Cafe Inc. (“Hapi Cafe”) lent $76,723 to Ketomei Pte Ltd (“Ketomei”). On March 21, 2022 Hapi Cafe entered into an agreement pursuant to which the principle of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested additional $179,595 in Ketomei. After the conversion and fund investment the Company holds 28% of Ketomei. Ketomei is in the business of selling cooked food and drinks. As of March 31, 2022 the Company recognized investment loss of $3,273 and investment in Ketomei was $253,045 at March 31, 2021.

Investment in Debt Securities

Debt securities are reported at fair value, with unrealized gains and losses (other than impairment losses) recognized in accumulated other comprehensive income or loss. Realized gains and losses on debt securities are recognized in the net income in the condensed consolidated statements of comprehensive income. The Company monitors its investments for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, the operating performance of the companies including current earnings trends and other company-specific information.

The Company invested $50,000 in a convertible promissory note of Sharing Services Global Corporation (“Sharing Services Convertible Note”), a company quoted on the US OTC market. The value of the convertible note is estimated by management using a Black-Scholes valuation model. The fair value of the note was $676 and $9,799 on March 31, 2022 and December 31, 2021, respectively.

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26 per common share of Vector Com. As of March 31, 2022, the Management estimated the fair value of the note to be $88,599, the initial transaction price.

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

The Company evaluates its interests in VIEs on an ongoing basis and consolidates any VIE in which it has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact its economic performance; and (ii) the obligation to absorb losses of the VIE that could potentially be significant to it or the right to receive benefits from the VIE that could be significant to the VIE.

HWH World Company Limited

HWH World Co. is a direct sales company in Thailand. The Company has a 19% ownership and lent a loan of $187,500 with zero interest and due on demand, to HWH World Co. The current level of equity in HWH World Co. is not sufficient to determine if HWH World Co. can operate on its own without additional subordinated financial support. The Company has a variable interest in HWH World Co. However, The Company is not deemed to absorb losses or receive benefits that could potentially be significant to HWH World Co. Ltd. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseeing and controlling the management. The power to direct the activities are held by the manager in Thailand who owns 51% of the HWH World Co. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On March 31, 2022 and December 31, 2021 variable interest and amount receivable in the non-consolidated VIE was $236,699 and $236,699, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE. The Company applied ASC 321 and measured HWH World Co. investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

American Medical REIT Inc.

The Company had 3.4% ownership in AMRE and lent AMRE two loans of $200,000 each and one loan of $8,350,000, all with 8% per annum interest rate. One of the $200,000 loans was due on March 3, 2022, the other one is due on October 29, 2024. The $8,350,000 loan is due on November 29, 2023. The Company has a variable interest in AMRE. However, the Company is not deemed to absorb losses or receive benefits that could potentially be significant to AMRE. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseeing and controlling the management. The power to direct these activities are held by the AMRE’s largest shareholder which owns approximately 93% of AMRE and AMRE’s management team. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. In March 2022, the Company converted both $200,000 loans, together with accompanying warrants into AMRE common shares. After the conversion the Company owns 15.8% of AMRE. On March 31, 2022 and December 31, 2021 variable interest and amount receivable in the non-consolidated VIE was $8,350,000 and $8,901,285, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE.

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

The Company capitalized construction costs of approximately $0.4 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

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

The Company did not record impairment on any of its projects during the three months ended on March 31, 2022 and 2021.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. During the three months ended March 31, 2022 and the year ended December 31, 2021, the Company signed multiple purchase agreements to acquire 3 and 109 homes in Montgomery and Harris Counties, Texas, respectively. By March 31, 2022, all of the 112 homes were closed with an aggregate purchase cost of $25,663,582. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during three months end March 31, 2022 and 2021.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

The Company’s main business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter into sales contracts with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contracts. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger project, which represented approximately 32% and 69%, respectively, of the Company’s revenue in the three months ended on March 31, 2022 and 2021, is as follows:

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

The Company defers rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within deferred revenues and other payables on the Company’s condensed consolidated balance sheets.

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the three months ended March 31, 2022, the Company didn’t recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to realize the revenue more quickly. The selling prices range from $3,000 to $4,500 per home depending on the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation must be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the three months ended on March 31, 2022 and 2021, we recognized revenue of $77,012 and $107,071 from FFB assessment, respectively.

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

The Company collects an annual membership fee from its Distributors. The fee is fixed, paid in full at the time of joining the membership and non-refundable. The membership provides the member access to purchase products at a discount, access to certain back-office services, receive commissions for signing up new members, and attend corporate events. The Company recognizes revenue associated with the membership over the period of the membership. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $220,015 and $728,343 at March 31, 2022 and December 31, 2021, respectively.

Other Businesses

●	Killiney Koptiam’s Franchise

The Company, through Alset F&B One Pte. Ltd. (“Alset F&B”), acquired a restaurant franchise license at the end of 2021 and has since commenced operations. This license will allow Alset F&B to operate a Killiney Kopitiam restaurant in Singapore. Killiney Kopitiam is a Singapore-based chain of mass-market, traditional kopitiam style service cafes selling toast products, soft-boiled eggs and coffee.

●	Remaining performance obligations

As of March 31, 2022 and December 31, 2021, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the three months ended on March 31, 2022 and 2021, the Company recorded $0 and $73,292 as stock-based compensation expense.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange gain of $408,095 and $1,462,697 during the three months ended on March 31, 2022 and 2021, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive loss of $649,140 from foreign currency translation for the three months ended March 31, 2022 and $1,769,440 loss for the three months ended March 31, 2021, in accumulated other comprehensive loss.

Non-controlling interests

Non-controlling interests represent the equity in subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the condensed consolidated statements of operation and comprehensive income, and within equity in the Condensed Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On March 31, 2022 and December 31, 2021, the aggregate non-controlling interests in the Company were $22,382,966 and $21,912,268, respectively.

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

As of March 31, 2022 and December 31, 2021, the capitalized financing costs were $3,247,739.

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

Recent Accounting Pronouncements

Accounting pronouncement adopted

In October 2021, the FASB issued ASU No. 202108, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 202108 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, “Revenue from Contracts with Customers”. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company adopted these requirements prospectively, effective on the first day of year 2022.

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2023 for smaller reporting companies, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its future consolidated financial statements.

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of March 31, 2022 and December 31, 2021, uninsured cash and restricted cash balances were $51,171,108 and $57,905,303, respectively.

For the three months ended March 31, 2022, three customers accounted for approximately 41%, 52%, and 7% of the Company’s property development revenue. For the three months ended March 31, 2021, two customers accounted for approximately 97%, and 3% of the Company’s property development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the three months ended March 31, 2022 and 2021:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Three Months Ended on March 31, 2022
Revenue	$1,274,106	$-	$617,471	$60,660	$1,952,237
Cost of Sales	(1,093,709)	-	(12,038)	(8,803)	(1,114,550)
Gross Margin	180,397	-	605,433	51,857	837,687
Operating Expenses	(536,765)	(114,263)	(620,342)	(1,219,858)	(2,491,228)
Operating Loss	(356,368)	(114,263)	(14,909)	(1,168,001)	(1,653,541)
Other Income (Expense)	98	(455,000)	(1,205,349)	(4,394,547)	(6,054,798)
Net Loss Before Income Tax	(356,270)	(569,263)	(1,220,258)	(5,562,548)	(7,708,339)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Three Months Ended on March 31, 2021
Revenue	$3,894,131	$-	$1,712,783	$-	$5,606,914
Cost of Sales	(3,614,832)	-	(83,022)	-	(3,697,854)
Gross Margin	279,299	-	1,629,761	-	1,909,060
Operating Expenses	(359,489)	(30,128)	(846,480)	(1,076,408)	(2,312,505)
Operating (Loss) Income	(80,190)	(30,128)	783,281	(1,076,408)	(403,445)
Other Expense	(9,873)	(36,471)	(8,371,117)	(532,505)	(8,949,966)
Net Loss Before Income Tax	(90,063)	(66,599)	(7,587,836)	(1,608,913)	(9,353,411)

March 31, 2022
Cash and Restricted Cash	$4,613,299	$210,576	$2,443,494	$46,778,784	$54,046,153
Total Assets	53,290,942	1,708,769	9,199,987	128,630,889	192,830,587

December 31, 2021
Cash and Restricted Cash	$7,493,921	$245,780	$2,629,464	$50,433,014	$60,802,179
Total Assets	55,465,600	2,199,466	11,056,779	115,488,298	184,210,143

5. REAL ESTATE ASSETS

As of March 31, 2022 and December 31, 2021, real estate assets consisted of the following:

	March 31, 2022	December 31, 2021

Construction in Progress	$7,319,106	$8,597,023
Land Held for Development	8,130,264	7,098,104
Rental Properties, net	25,402,436	24,820,253
Total Real Estate Assets	$40,851,806	$40,515,380

Single family residential properties

As of March 31, 2022 and December 31, 2021, the Company owned 112 and 109 Single Family Residential Properties (“SFRs”) in Montgomery and Harris Counties, Texas, respectively. The Company’s aggregate investment in those SFRs was $25.7 million. Depreciation expense was $140,635 and $0 in three months ended March 31, 2022 and 2022, respectively.

The following table presents the summary of our SRFs as of March 31, 2022:

	Number of Homes	Aggregate investment	Average Investment per Home
SFRs	112	$25,663,582	$229,139

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On March 31, 2022 and December 31, 2021, there was $0 and $31,553 held on deposit, respectively.

7. NOTES PAYABLE

As of March 31, 2022 and December 31, 2021, notes payable consisted of the following:

	March 31, 2022	December 31, 2021
PPP Loan	68,502	68,502
Australia Loan	-	162,696
Hire Purchase	82,808	86,473
Total notes payable	$151,310	$317,671

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of March 31, 2022, the outstanding balance of the revolving loan was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

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

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company applied to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. As of March 31, 2022, we owed $68,502 to M&T Bank. In April, 2022 the Company received confirmation that the loan was fully forgiven.

Australia Loan

On January 7, 2017, SeD Perth Pty Ltd (“SeD Perth”) entered into a loan agreement with National Australian Bank Limited (the “Australia Loan”) for the purpose of funding land development. The loan facility provides SeD Perth with access to funding of up to approximately $460,000 and matures on December 31, 2018. The Australia Loan is secured by both the land under development and a pledged deposit of $36,059. This loan is denominated in AUD. Personal guarantees amounting to approximately $500,000 have been provided by our CEO, Chan Heng Fai and by Rajen Manicka, the CEO of Holista CollTech and Co-founder of iGalen Inc. The interest rate on the Australia Loan is based on the weighted average interest rates applicable to each of the business markets facility components as defined within the loan agreement, ranging from 4.48% to 4.49% per annum for the three months ended March 31, 2022 and from 4.12% to 4.58% per annum for the three months ended March 31, 2021. On September 7, 2017 the Australia Loan was amended to reduce the maximum borrowing capacity to approximately $179,000. During 2020, the terms of the Australia Loan were amended to reflect an extended maturity date of April 30, 2022. This was accounted for as a debt modification. The Company did not pay fees to the National Australian Bank Limited for the modification of the loan agreement. In February 2022, SeD Perth repaid the loan and is in the process of closing of the loan.

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

8. RELATED PARTY TRANSACTIONS

Personal Guarantees by Directors

As of March 31, 2022 and December 31, 2021, a director of the Company had provided personal guarantees amounting to approximately $500,000, to secure external loans from financial institutions for AEI and the consolidated entities.

Purchase of Shares and Warrants from APW

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. We value APW warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APW were $860,342 as of July 17, 2020, the purchase date, $815,514 as of March 31, 2022 and $1,009,854 as of December 31, 2021, respectively. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital at December 31, 2021, as it was a related party transaction.

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

Purchase of stock in True Partners Capital Holding Limited

On March 12, 2021, the Company purchased 62,122,908 ordinary shares of True Partners Capital Holding Limited for $6,729,629 from a related party. The fair market value of stock on acquisition date was $10,003,689. The difference between purchase price and fair market value of $3,274,060 was recorded as equity transaction on Company’s condensed consolidated statement of stockholders’ equity at December 31, 2021.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to LiquidValue Development Pte. Ltd. and its subsidiary LiquidValue Development Limited for the general operations. As of March 31, 2022 and December 31, 2021, the outstanding balance was approximately $820,113.

Chan Heng Fai provided an interest-free, due on demand advance to Alset EHome International for the Company’s general operations. The advance was paid back during the year ended December 31, 2021 and as of March 31, 2022 and December 31, 2021, the outstanding balance was $0.

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of March 31, 2022 and December 31, 2021, the outstanding balance was $14,017 and $13,546, respectively.

On August 20, 2020, the Company acquired 30,000,000 common shares from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. During the year ended December 31, 2021, the Company paid back all $1,333,429 and as of March 31, 2022 and December 31, 2021 the amount outstanding was $0.

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

On May 14, 2021, the Company borrowed S$7,395,472 Singapore Dollars (equal to approximately $5,545,495 U.S. Dollars) from Chan Heng Fai. The unpaid principal amount of the Loan is due and payable on May 14, 2022 and the Loan has no interest. The loan was paid back in full during 2021 and the outstanding balance was $0 as of March 31, 2022 and December 31, 2021.

Chan Heng Fai provided an interest-free, due on demand advance to HengFeng Finance Limited for the general operations. As of March 31, 2022 and December 31, 2021, the outstanding balance was $0.

Management Fees

MacKenzie Equity Partners, owned by Charles MacKenzie, a Director of the Company’s subsidiary LiquidValue Development, has had a consulting agreement with the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company has paid a monthly fee of $20,000 for these consulting services. The Company incurred expenses of $60,000 and $60,000 for the three months ended March 31, 2022 and 2021, respectively, which were capitalized as part of Real Estate on the Company’s Condensed Consolidated Balance Sheets as the services relate to property and project management. During 2021, MacKenzie Equity Partners was granted an additional $120,000 bonus payment. On March 31, 2022 and December 31, 2021, the Company owed this related party $20,000 and $80,000, respectively.

Notes Receivable from Related Party Companies

On March 2, 2020 and on October 29, 2021, LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received two $200,000 Promissory Notes and on October 29, 2021 Alset International received $8,350,000 Promissory Note from American Medical REIT Inc. (“AMRE”), a company which is 15.8% owned by LiquidValue as of March 31, 2022. Chan Heng Fai and Chan Tung Moe are directors of American Medical REIT Inc. The notes carry interests of 8% and are payable in two, three years and 25 months, respectively. LiquidValue also received warrants to purchase AMRE shares at the exercise price of $5.00 per share. The amount of the warrants equals to the note principle divided by the exercise price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. In March 2022 the Company converted two $200,000 loans, together with associated warrants into 167,938 common shares of AMRE, and increased its ownership in AMRE from 3.4% to 15.8%. As of March 31, 2022 and December 31, 2021, the fair market value of the warrants was $0. The Company accrued $167,000 and $130,000 interest income as of March 31, 2022 and December 31, 2021, respectively.

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

As of March 31, 2022, the Company provided advances for operation of $236,699 to HWH World Co., a direct sales company in Thailand of which the Company holds approximately 19% ownership.

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into loan agreement with Liquid Value Asset Management Limited (“LVAML”), pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matures on October 12, 2022. As of March 31, 2022 and December 31, 2021 LVAML owes $2,971,494 and $2,987,039, respectively.

During 2021 the Company estimated $4,800,000 bonus due to Chan Heng Fai which was paid in January 2022. Once the final financial statements of the Company were available, the actual amount of bonus due was calculated, resulting in approximately $1.2 million of overpayment to Chan Heng Fai. As of March 31, 2022 Chan Heng Fai owes $1,185,251 to the Company. Chan Heng Fai paid the overpayment back in April 2022.

In first quarter of 2022, the Company lent a non-interest bearing loan of $476,250 to Alset Investment Pte. Ltd., the company 100% owned by Chan Heng Fai. As of March 31, 2022 Alset Investment Pte. Ltd. owed $476,250 to the Company.

The Company paid some operating expenses for Alset Capital Acquisition Corp., a special purpose acquisition company of which the Company holds 23.4%. The advances are interest free with no set repayment terms. On March 31, 2022 and December 31, 2021, the balance of these advances was $7,171 and $0, respectively.

Loan to Employees

On November 24, 2020, American Pacific Bancorp. Inc. lent $560,000 to Chan Tung Moe, an officer of one of the subsidiaries of the Company and son of Chan Heng Fai, Chairman and Chief Executive Officer of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 80,000 shares of Alset EHome International. On November 24, 2020, American Pacific Bancorp. Inc. lent $280,000 to Lim Sheng Hon Danny, an employee of one of the subsidiaries of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 40,000 shares of Alset EHome International. Subsequent to the making of these loans, the Company acquired the majority of the issued and outstanding common stock of American Pacific Bancorp. During the year ended December 31, 2021, both principal and interest, $840,000 and $28,031, of both loans to Chan Tung Moe and Lim Sheng Hong, were fully paid off.

9. EQUITY

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

The Company also granted the Underwriters a 45-day over-allotment option to purchase up to 808,363 additional shares of Common Stock and/or up to 808,363 additional Series A Warrants to purchase 808,363 shares of Common Stock, and/or up to 808,363 additional Series B warrants to purchase 404,181 shares of Common Stock. The May Offering, including the partial exercise of the Underwriters’ over-allotment option to purchase 808,363 Series A Warrants and 808,363 Series B Warrants, closed on May 13, 2021. During the month of June, 2021, Aegis exercised its option to purchase an additional 808,363 common shares at a price of $5.07 per common share and as of March 31, 2022 still holds 808,363 Series B Warrants. Through March 31, 2022, investors exercised 1,364,025 of Series A Warrants and 6,598 of Series B Warrants. As a result of the May Offering and subsequent exercise notice received for the pre-funded units and warrants, the Company issued 8,487,324 common shares. As a result of the May Offering and subsequent exercise notice received for the pre-funded units and warrants, and the net proceeds to the Company were $39,765,440.

The Company incurred approximately $88,848 in expenses related to the May Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the May Offering and warrants exercised as of March 31, 2022.

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

The Pre-funded Warrants were offered and sold to purchasers whose purchase of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering in lieu of Common Stock that would otherwise result in the purchaser’s beneficial ownership exceeding 4.99% of the Company’s outstanding Common Stock (or, at the election of the purchaser, 9.99%). Each Pre-funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.01 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised during 2021.

The Company incurred approximately $49,553 in expenses related to the July Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the July Offering and warrants exercised as of March 31, 2022.

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

The Pre-funded Warrants were offered and sold to purchasers whose purchase of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering. Each Pre-funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. At March 31, 2022 31,076,666 warrants were exercised, some in cashless exercise transactions.

The Company incurred approximately $40,621 in expenses related to the December Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the December Offering and warrants exercised as of March 31, 2022.

	Shares	Par value	Amount received
Offering	18,923,334	$18,923	$27,263,673
Exercise of Pre-Funded Units	15,223,333	$15,223	$8,823
Exercise of Underwriter’s Over-Allotment Option	7,500,000	$7,500	$4,115,000
Offering Expenses	-	$-	$(40,621)
Total	41,646,667	$41,647	$31,346,875

On March 31, 2022, there were 113,187,898 common shares issued and outstanding.

The following table summarizes the warrant activity for the three months ended March 31, 2022.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2021	28,533,147	$1.79	1.88	$-
Warrants Vested and exercisable at December 31, 2021	28,533,147	$1.79	1.88	$-
Granted	-	-
Exercised	(15,843,378)	0.001
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of March 31, 2022	12,689,769	$4.02	3.99	$-
Warrants Vested and exercisable at March 31, 2022	12,689,769	$4.02	3.99	$-

GigWorld Inc. Sale of Shares

During the three months ended, March 31, 2021, the Company sold 250,000 shares of GigWorld to international investors for the amount of $250,000, which was booked as addition paid-in capital. The Company held 505,551,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

During the three months ended March 31, 2021, the sales of GigWorld’s shares were de minimis compared to its outstanding shares and did not change the minority interest.

Distribution to Minority Shareholder

During the three months ended March 31, 2021, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $82,250 in distribution to the minority shareholder.

Changes of Ownership of Alset International

In the year ended December 31, 2021, Alset International issued 1,721,303,416 common shares through warrants exercise with exercise price of approximately $0.04 per share and received $60,300,464 cash, which included approximately $58 million from Alset EHome International to exercise its warrants to purchase Alset International common shares. The warrant exercise transactions between Alset EHome International and Alset International were intercompany transactions and only affected change in non-controlling interest on the condensed consolidated statements of stockholders’ equity. During the year ended December 31, 2021, the stock-based compensation expense of Alset International was $73,292 with the issuance of 1,500,000 shares to an officer. In three months ended March 31, 2022 the Company purchased 6,137,800 shares of Alset International from the market. Due to this purchase the Company’s ownership of Alset International changed from 76.8% as of December 31, 2021 to 77.0% as of March 31, 2022.

Promissory Note Converted into Shares

On December 13, 2021 the Company entered into a Securities Purchase Agreement with Chan Heng Fai for the issuance and sale of a convertible promissory note in favor of Chan Heng Fai, in the principal amount of $6,250,000. The note bears interest of 3% per annum and is due on the earlier of December 31, 2024 or when declared due and payable by Chan Heng Fai. The note can be converted in part or whole into common shares of the Company at the conversion price of $0.625 or into cash. The loan closed on January 26, 2022 after all closing conditions were met. Chan Heng Fai opted to convert all of the amount of such note into 10,000,000 shares of the Company’s common stock, which shares were issued on January 27, 2022.

10. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one year. Future minimum rental revenue under existing leases on our properties at March 31, 2022 in each calendar year through the end of their terms are as follows:

2022	$594,866
2023	90,575
2024	7,450
Total Future Receipts	$692,891

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended March 31, 2022 and 2021, property management fees incurred by the property managers were $11,025 and $0, respectively. For the three months ended March 31, 2022 and 2021, leasing fees incurred by the property managers were $25,790 and $0, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2022	$(90,031)	$(367,895)	$799,572	$341,646

Other Comprehensive Income	(7,027)	(499,967)	459,069	(47,925)

Balance at March 31, 2022	$(97,058)	$(867,862)	$1,258,641	$293,721

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2021	$(48,758)	$2,258,017	$(65,921)	$2,143,338

Other Comprehensive Income	(1,135)	(1,010,527)	(39,067)	(1,050,729)

Balance at March 31, 2021	$(49,893)	$1,247,490	$(104,988)	$1,092,609

12. INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021:

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
March 31, 2022
Assets
Investment Securities- Fair Value	$76,264,051	$47,389,726	$-	$-	$47,389,726
Investment Securities- Trading	2,387,149	2,397,169	-	-	2,397,169
Convertible Note Receivable	138,599	-	-	89,275	89,275
Warrants - American Premium Water	-	-	-	815,514	815,514
Warrants - AMRE	-	-	-	-	-

Total	$78,789,799	$49,786,895	$-	$904,789	$50,691,684

Investment Securities - Fair Value NAV as Practical Expedient					100,000

Total Investment in securities at Fair Value					50,791,684

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
December 31, 2021
Assets
Investment Securities- Fair Value	$72,000,301	$25,320,694	$-	$-	$25,320,694
Investment Securities- Trading	9,809,778	9,908,077	-	-	9,908,077
Convertible Note Receivable	138,599	-	-	98,398	98,398
Warrants - American Premium Water	696,791	-	-	1,009,854	1,009,854
Warrants - AMRE	-	-	-	-	-

Total Investment in securities at Fair Value	$82,645,469	$35,228,771	$-	$1,108,252	$36,337,023

Realized loss on investment securities for the three months ended March 31, 2022 was $3,436,783 and realized loss on investment securities for the three months ended March 31, 2021 was $258,245. Unrealized loss on securities investment was $3,899,015 and $9,535,009 in the three months ended March 31, 2022 and 2021, respectively. These gains and losses were recorded directly to net income (loss). The change in fair value of the convertible note receivable in the three months ended March 31, 2022 and 2021 was $9,123 and $1,987, respectively, and was recorded in condensed consolidated statements of stockholders’ equity.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at March 31, 2022 and December 31, 2021, respectively.

	Share price		Market Value
	3/31/2022	Shares	3/31/2022	Valuation

DSS (Related Party)	$0.573	23,875,139	$13,680,455	Investment in Securities at Fair Value

AMBS (Related Party)	$0.008	20,000,000	$158,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.025	43,626,621	$1,111,173	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.002	354,039,000	$531,059	Investment in Securities at Fair Value

True Partner	$0.112	62,122,908	$6,981,617	Investment in Securities at Fair Value

Value Exchange	$0.230	6,500,000	$1,495,000	Investment in Securities at Fair Value

Alset Capital Acquisition - Common Stock (Related Party)	$9.860	1,940,625	$19,134,563	Investment in Securities at Fair Value

Alset Capital Acquisition – Unit (Related Party)	$10.080	426,375	$4,297,860	Investment in Securities at Fair Value

Trading Stocks			$2,397,170	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$49,786,896

Nervotech	N/A	1,666	$37,045	Investment in Securities at Cost
Hyten Global	N/A	3,800	$42,562	Investment in Securities at Cost
Ubeauty	N/A	3,600	$19,609	Investment in Securities at Cost
	Total Equity Securities		$49,886,112

	Share price		Market Value
	12/31/2021	Shares	12/31/2021	Valuation

DSS (Related Party)	$0.672	19,888,262	$13,364,912	Investment in Securities at Fair Value

AMBS (Related Party)	$0.016	20,000,000	$328,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.034	43,626,621	$1,489,179	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.002	354,039,000	$778,886	Investment in Securities at Fair Value

True Partner	$0.119	62,122,908	$7,409,717	Investment in Securities at Fair Value

Value Exchange	$0.300	6,500,000	$1,950,000	Investment in Securities at Fair Value

Trading Stocks			$9,908,077	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$35,228,771

Nervotech	N/A	1,666	$37,045	Investment in Securities at Cost
Hyten Global	N/A	3,800	$42,562	Investment in Securities at Cost
Ubeauty	N/A	3,600	$19,609	Investment in Securities at Cost
	Total Equity Securities		$35,327,987

DSS convertible preferred stock

During the three months ended March 31, 2021, Global BioMedical Pte Ltd. held 42,575 preferred stock of DSS which could convert to 6,570,216 common shares of DSS.

Sharing Services Convertible Note

The fair value of the Sharing Services Convertible Note under level 3 category as of March 31, 2022 and December 31, 2021 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31, 2022	December 31, 2021

Dividend yield	0.00%	0.00%
Expected volatility	126.23%	138.85%
Risk free interest rate	3.25%	3.25%
Contractual term (in years)	0.51	0.76
Exercise price	$0.15	$0.15

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

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022 and 2021:

Total
Balance at January 1, 2022	$1,108,252
Total losses	(203,463)
Balance at March 31, 2022	$904,789

Total
Balance at January 1, 2021	$66,978
Total losses	(1,987)
Balance at March 31, 2021	$64,991

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible bond of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of March 31, 2022, the management estimated that the fair value of this note remained unchanged from its initial purchase price.

Warrants

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of AMRE, a related party private startup company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of March 31, 2022 and December 31, 2021, AMRE was a private company. Based the management’s analysis, the fair value of the warrants was $0 as of March 31, 2022 and December 31, 2021. All warrants were converted into common shares in March 2022.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of APW for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2021. The Company did not exercise any warrants during three months ended March 31, 2022. We value APB warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APW was $815,514 as of March 31, 2022 and $1,009,854 as of December 31, 2021.

The fair value of the APW warrants under level 3 category as of March 31, 2022 and December 31, 2021 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31, 2022	December 31, 2021

Stock Price	$0.0015	$0.0022
Exercise price	0.001	0.001
Risk free interest rate	2.39%	1.48%
Annualized volatility	111.5%	186.5%
Year to maturity	8.31	8.58

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

During the three months ended on March 31, 2022 and 2021, NVR purchased 3 lots and 27 lots, respectively. Through March 31, 2022 and December 31, 2021, NVR had purchased a total of 479 and 476 lots, respectively.

As part of the contract with NVR, upon establishment of FFB assessments on the lots, the Company is obligated to credit NVR with an amount equal to one year of FFB assessment per each lot purchased by NVR. As of March 31, 2022 and December 31, 2021 the accrued balance due to NVR was $189,475 and $188,125, respectively.

Leases

The Company leases offices in Maryland, Singapore, Magnolia, Texas, Hong Kong and South Korea through leased spaces aggregating approximately 15,811 square feet, under leases expiring on various dates from April 2022 to March 2024. The leases have rental rates ranging from $2,265 to $21,500 per month. Our total rent expense under these office leases was $156,470 and $140,271 in the three months ended March 31, 2022 and 2021, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2021
Singapore - AI	June 2021 to May 2022
Singapore – F&B	October 2021 to October 2024
Hong Kong	October 2020 to October 2022
South Korea	August 2020 to August 2022
Magnolia, Texas, USA	November 2021 to April 2022
Bethesda, Maryland, USA	January 2021 to March 2024

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are 3.9% in 2022 and 2021, which were used as the discount rates. The balances of operating lease right-of-use assets and operating lease liabilities as of March 31, 2022 were $502,552 and $513,651 respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2021 were $659,620 and $667,343, respectively.

The table below summarizes future payments due under these leases as of March 31, 2022.

For the Years Ended March 31:

2022	302,207
2023	185,111
2024	36,398
Total Minimum Lease Payments	523,716
Less: Effect of Discounting	(10,065)
Present Value of Future Minimum Lease Payments	513,651
Less: Current Obligations under Leases	(168,145)
Long-term Lease Obligations	$345,506

14. DIRECTORS AND EMPLOYEES’ BENEFITS

Stock Option plans AEI

The Company previously reserved 500,000 shares of common stock under the Incentive Compensation Plan for high-quality executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. This plan is meant to enable such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expand their maximum efforts in the creation of shareholder value. As of March 31, 2022 and December 31, 2021, there have been no options granted. The reservation of shares under the Incentive Compensation Plan was cancelled in May of 2021.

Alset International Stock Option plans

On November 20, 2013, Alset International approved a Stock Option Plan (the “2013 Plan”). Employees, executive directors, and non-executive directors (including the independent directors) are eligible to participate in the 2013 Plan.

The following tables summarize stock option activity under the 2013 Plan for the three months ended March 31, 2021:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	1,061,333	$0.09	3.00	$-
Vested and exercisable at January 1, 2021	1,061,333	$0.09	3.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2021	1,061,333	$0.09	2.00	$-
Vested and exercisable at December 31, 2021	1,061,333	$0.09	2.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of March 31, 2022	1,061,333	$0.09	1.75	$-
Vested and exercisable at March 31, 2022	1,061,333	$0.09	1.75	$-

15. SUBSEQUENT EVENTS

On April 8, 2022 the Company received confirmation from Small Business Administration that the PPP loan together with accrued interest was fully forgiven.

On April 11, 2022 the Company filed Registration Statement on Form S-3 using a “shelf” registration or continuous offering process. Under this shelf registration process, the Company may, from time to time, sell any combination of the securities (common stock, preferred stock, warrants, rights, units) described in the filed prospectus in one or more offerings up to a total aggregate offering price of $75,000,000.

On April 29, 2022 Chan Heng Fai paid back the overpayment made to him of $1,185,251 for the bonus paid to him in January 2022.

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

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage our principal businesses primarily through our 77% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas and in Frederick, Maryland in our real estate segment. Recently, the Company expanded its real estate portfolio to single family rental homes, and we currently own 112 homes that are rented or are available for rent. We have designed applications for enterprise messaging and e-commerce software platforms in the United States and Asia in our digital transformation technology business unit. Our biohealth segment includes the sale of consumer products.

As of March 31, 2022, additional interests we held included a 41.3% equity interest in American Pacific Bancorp Inc., an indirect 15.8% equity interest in Holista CollTech Limited, a 15.5% equity interest in True Partner Capital Holding Limited, a 28.2% equity interest in DSS Inc. (“DSS”), an 18% equity interest in Value Exchange International, Inc., a 7.7% equity interest in American Premium Water Corp., and an interest in Alset Capital Acquisition Corp. (“Alset Capital”). American Pacific Bancorp Inc. is a financial network holding company. Holista CollTech Limited is a public Australian company that produces natural food ingredients (ASX: HCT). True Partner Capital Holding Limited is a public Hong Kong company which operates as a fund management company in the U.S. and Hong Kong. DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, direct marketing, commercial lending, securities and investment management, alternative trading, digital transformation, secure living, and alternative energy. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). American Premium Water Corp. is a publicly traded company that was engaged in the sale of consumer products (OTCPK: HIPH). Subsequent to the period covered by this report, American Premium Water Corp. changed its name to American Premium Mining Corporation to reflect its new line of business, crypto-mining. Our equity interest in American Premium Mining Corporation has been reduced to 0.8% following stock issuances by that company. Alset Capital is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses and is listed on the Nasdaq (Nasdaq: ACAXU, ACAX, ACAXW and ACAXR).

Recent Developments

Sale of Securities of True Partner Limited

On January 18, 2022, the Company entered into a stock purchase agreement with DSS, Inc., pursuant to which the Company has agreed to sell, through the transfer of subsidiary and otherwise, 62,122,908 shares of stock of True Partner Capital Holding Limited in exchange for 11,397,080 shares of the common stock of DSS. On February 28, 2022 the Company entered into a revised Stock Purchase Agreement with DSS, Inc., pursuant to which the Company has agreed to replace the January 18, 2022 agreement with a new agreement to sell a subsidiary holding 44,808,908 shares of stock of True Partner Capital Holding Limited, together with an additional 17,314,000 shares of True Partner Capital Holding Limited (for a total of 62,122,908 shares, representing all of our shares in such entity) in exchange for 17,570,948 shares of common stock of DSS (the “DSS Shares”). The issuance of the DSS Shares will be subject to the approval of the NYSE American (on which the common stock of DSS is listed) and DSS’s shareholders.

Purchase of Shares of DSS

On January 25, 2022, the Company agreed to purchase 44,619,423 shares of DSS’s common stock for a purchase price of $0.3810 per share, for an aggregate purchase price of $17,000,000. On February 28, 2022, the Company and DSS agreed to amend this stock purchase agreement. The number of shares of the common stock of DSS that the Company agreed to purchase was reduced to 3,986,877 shares for an aggregate purchase price of $1,519,000. Such acquisition of shares of DSS closed on March 9, 2022.

Sale of Note to DSS

On February 25, 2022, Alset International entered into an assignment and assumption agreement with DSS pursuant to which DSS has agreed to purchase a convertible promissory note from Alset International. The note has a principal amount of $8,350,000 and accrued but unpaid interest of $367,400 through May 15, 2022. The note was issued by American Medical REIT, Inc. The consideration to be paid for the note will be 21,366,177 shares of DSS’s common stock. The number of DSS shares to be issued as consideration was calculated by dividing $8,717,400, the aggregate of the principal amount and the accrued but unpaid interest under the Note, by $0.408 per share. The number of shares of DSS common stock to be issued as consideration may be adjusted based on the accrued interest if the parties should agree to close this transaction on a date other than the originally anticipated date of May 15, 2022. The closing of the assumption agreement and the issuance of the DSS shares described above will be subject to the approval of the NYSE American and DSS’s shareholders.

Purchase of Alset International shares

On January 17, 2022 the Company entered into securities purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to purchase from Chan Heng Fai 293,428,200 ordinary shares of Alset International for a purchase price 29,468,977 newly issued shares of the Company’s common stock. On February 28, 2022, the Company and Mr. Chan entered into an amendment to this securities purchase agreement pursuant to which the Company shall purchase these 293,428,200 ordinary shares of Alset International for a purchase price of 35,319,290 newly issued shares of the Company’s common stock. The closing of this transaction with Mr. Chan is subject to approval of the Nasdaq and the Company’s stockholders. These 293,428,200 ordinary shares of Alset International represent approximately 8.4% of the 3,492,713,362 total issued and outstanding shares of Alset International. The Company has scheduled a Special Meeting of Stockholders to vote on the approval of this transaction for June 6, 2022.

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

Potential Name Change

The Company has scheduled a Special Meeting of Stockholders on June 6, 2022, to approve the reincorporation of the Company in Texas and the change of the Company’s name to “Alset Inc.” Should stockholders approve the new name, we believe that such new name will more fully reflect its current business model.

Financial Impact of the COVID-19 Pandemic

Real Estate Projects

The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March 2020 through the first quarter of 2022, we continued to sell lots at our Ballenger Run project (in Maryland) to NVR for the construction of single-family homes. At this time, all of the lots at Ballenger Run have been sold to NVR, however we continue to complete our development requirements under our agreements with NVR. We do not anticipate that the COVID-19 pandemic will have a material impact on the timing of the completion of our remaining tasks at Ballenger Run.

We have received strong indications that buyers and renters across the country are expressing interest in moving from more densely populated urban areas to the suburbs. We believe this trend, should it continue, will encourage interest in our Lakes at Black Oak project, an Alset EHome community.

The COVID-19 pandemic could impact the ability of our staff and contractors to continue to work, and our ability to conduct our operations in a prompt and efficient manner. In 2020, we experienced a slowdown in the construction of a clubhouse at the Ballenger Run project, which was completed behind schedule. We believe this delay was caused in part by policies requiring lower numbers of contractors working in indoor space. The infrastructure design, engineering and construction for the Black Oak project, and other planned projects, could be impacted by the COVID-19 pandemic in the future. In addition, we believe the COVID-19 pandemic could continue to have an impact on supply chains and commodities in the future, which may impact our real estate business by causing increased costs and longer project durations.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2022 and 2021

	Three- Months Ended
	March 31, 2022	March 31, 2021
Revenue	$1,952,237	$5,606,914
Operating Expenses	$(3,605,778)	$(6,010,359)
Other Expense	$(6,054,798)	$(8,949,966)
Income Tax Expense	$(222,114)	$(451,337)
Net Loss	$(7,930,453)	$(9,804,748)

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage
Real Estate	$1,274,106	$3,894,131	$(2,620,025)	-67%
Biohealth	617,471	1,712,783	(1,095,312)	-64%
Other	60,660	-	60,660	100%
Total revenue	$1,952,237	$5,606,914	$(3,654,677)	-65%

Revenue was $1,952,237 and $5,606,914 for the three months ended March 31, 2022 and 2021, respectively. The decrease in property sales from the Ballenger Project and direct sales from our indirect subsidiary HWH World in the first quarter of 2022 contributed to lower revenue in those periods. In the first three months of 2022 the last three homes in Ballenger Project were sold. In this project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger project lots, decreased from $107,071 in the three months ended March 31, 2021 to $77,012 in the three months ended March 31, 2022. The decrease is a result of the decreased sale of properties to homebuyers in 2022.

In the second quarter of 2021, the Company started renting homes to tenants. Revenue from this rental business was $232,582 in the three months ended March 31, 2022. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

In recent years, the Company expanded its biohealth segment to the Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World operates based on a direct sale model of health supplements. HWH World recognized $617,471 and $1,712,783 in revenue in three months ended March 31, 2022 and 2021, respectively. The decrease in revenue from HWH World is caused mainly by decreased sales of annual memberships.

The category described as “Other” includes corporate and financial services and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended March 31, 2022 and 2021, the revenue from other businesses was $60,660 and $0, respectively, generated by Singaporean café shop.

Operating Expenses

The following tables sets forth period-over-period changes in cost of revenues for each of our reporting segments:

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage
Real Estate	$1,093,709	$3,614,832	$(2,521,123)	-70%
Biohealth	12,038	83,022	(70,984)	-86%
Other	8,803	-	8,803	100%
Total Cost of Revenues	$1,114,550	$3,697,854	$(2,583,304)	-70%

Cost of revenues decreased from 3,697,854 in the three months ended March 31, 2021 to $1,114,550 in the three months ended March 31, 2022, as a result of the decrease in sales in the Ballenger Run project and HWH World sales. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of revenues to increase as revenue increases.

The gross margin decreased from $1,909,060 to $837,687 in the three months ended March 31, 2021 and 2022, respectively. The decrease of gross margin was caused by the decrease in sales in the Ballenger Run project and HWH World sales.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three Months Ended March 31,		Change
	2022	2021	Dollars	Percentage
Real Estate	$536,765	$359,489	$177,276	49%
Biohealth	620,342	846,480	(226,138)	-27%
Digital transformation technology	114,263	30,128	84,135	279%
Other	1,219,858	1,076,408	143,450	13%
Total operating expenses	$2,491,228	$2,312,505	$178,723	8%

The increase of operating expenses of real estate in 2022 compared with 2021 was mostly caused by the increase in sales and rental related expenses. Decrease in expenses in our biohealth business is caused by the decreased commission payments to our distributors, which is connected to decreased sales. Additionally, the increase in professional fees and employee salaries and bonuses in our other businesses contributed to increased operating expenses in three months ended March 31, 2022, as compared to the same period in 2021.

Other Income (Expense)

In the three months ended March 31, 2022, the Company had other expense of $6,054,798 compared to other expenses of $8,949,966 in the three months ended March 31, 2021. The change in realized and unrealized loss on securities investments are the primary reasons for the volatility in these two periods. Unrealized loss on securities investment was $3,899,015 in the three months ended March 31, 2022, compared to $9,535,009 loss in the three months ended March 31, 2021. Realized loss on security investment was $3,436,783 the three months ended March 31, 2022, compared to a loss of $258,245 in the three months ended March 31, 2021.

Net Loss

In the three months ended March 31, 2022 the Company had net loss of $7,930,453 compared to net loss of $9,804,748 in the three months ended March 31, 2021.

Liquidity and Capital Resources

Our real estate assets have increased to $40,851,806 as of March 31, 2022 from $40,515,380 as of December 31, 2021. This increase primarily reflects the additional rental properties we purchased in first quarter of 2022. In the three months ended March 31, 2022, we purchased 3 homes, which will be used in the Company’s rental business. Our rental properties assets were $25,402,436 as of March 31, 2022. In February of 2022, one of the Company’s subsidiaries sold one of the two plots of land it owns in Australia (which had been planned to be part of the SeD Perth project).

Our cash has decreased from $56,061,309 as of December 31, 2021 to $51,520,971 as of March 31, 2022. Our liabilities decreased from $13,920,357 at December 31, 2021 to $4,336,506 at March 31, 2022. Our total assets have increased to $192,830,587 as of March 31, 2022 from $184,210,143 as of December 31, 2021 mainly due to the increase in investments in securities.

The management believes that the available cash in bank accounts and favorable cash revenue from real estate projects are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31
	2022	2021
Net cash used in operating activities	$(5,293,582)	$(3,304,857)
Net cash (used in) provided by investing activities	$(7,311,776)	$2,352,536
Net cash provided by (used in) financing activities	$6,044,640	$(956,264)

Cash Flows from Operating Activities

Net cash used in operating activities was $5,293,582 in the first three months of 2022, as compared to net cash used in operating activities of $3,304,857 in the same period of 2021. The payment of accrued $4,800,000 contributed to the decrease of cash in operating activities in the first three months of 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $7,311,776 in the first three months of 2022, as compared to net cash provided by investing activities of $2,352,536 in the same period of 2021. In the three months ended March 31, 2022 we invested $6,585,294 in marketable securities, $722,817 to purchase real estate properties and $3,665 in office equipment. In the three months ended March 31, 2021 we invested $108,208 in marketable securities and we received approximately $2.5 million from the sale of Vivacitas Oncology to a related party.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6,044,640 in the three months ended March 31, 2022, compared to net cash used of $956,264 the three months ended March 31, 2021. The increase in cash provided by financing activities in the first three months of 2022 is primarily caused by the proceeds from stock issuance of $6,213,000. Additionally, the Company repaid $168,360 to loan payable. During the three months ended March 31, 2021, we received cash proceeds of $7,484 from exercise of subsidiary warrants, $250,000 from the sale of our GigWorld shares to individual investors and $68,502 from a loan. The Company also distributed $82,250 to one minority interest investor and repaid $1,200,000 of promissory note held by related parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2022 or the year ended December 31, 2021. Our current and anticipated costs in our real estate and other business lines have increased due to recent inflation, including projected costs of materials and salaries, and such increases may be significant as we engage in additional operations. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $42 million and $43 million on March 31, 2022 and December 31, 2021, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $42 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2022, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of March 31, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

On September 27, 2019, iGalen International Inc., which was at that time one of our majority-owned subsidiaries, and iGalen Inc., its wholly-owned subsidiary, filed a complaint in the Superior Court of the State of California, County of San Diego, Central Division, against Gara Group, Inc., a Delaware corporation, and certain affiliated or related entities, including the Chief Executive Officer of the Gara Group (collectively these entities are referred to herein as the “Gara Group”). The complaint, as amended on October 24, 2019, enumerated causes of action for breach of contract, breach of covenant of good faith and fair dealing and intentional interference with economic relations.

On October 10, 2019, Gara Group filed a complaint in the Superior Court of the State of California, County of San Diego, Central Division against iGalen International Inc., iGalen Inc., Alset International Limited, Chan Heng Fai, Dr. Rajen Manicka and David Price, an executive of iGalen Inc. Gara Group filed an amended complaint filed on March 13, 2020.

iGalen International Inc. was sold by one of the Company’s subsidiaries on December 30, 2020.

On April 13, 2022, the parties to these lawsuits entered into a settlement agreement, resolving these matters.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has not sold any unregistered shares during the period covered by this report or through May 13, 2022, however on January 27, 2022 the Company issued 10,000,000 shares to Chan Heng Fai. On December 13, 2021, the Company entered into a Securities Purchase Agreement with Chan Heng Fai for the issuance and sale of a convertible promissory note in favor of Chan Heng Fai, in the principal amount of $6,250,000. The note could be converted in part or whole into common shares of the Company at the conversion price of $0.625 or into cash. The loan closed on January 26, 2022 after all closing conditions were met. Chan Heng Fai opted to convert all of the amount of such note into 10,000,000 shares of the Company’s common stock. Such restricted shares were issued pursuant to the exemption provided by Regulation D promulgated under the Securities Act of 1933, as amended.

On January 17, 2022 the Company entered into securities purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to purchase from Chan Heng Fai 293,428,200 ordinary shares of Alset International for a purchase price $29,468,977 newly issued shares of the Company’s common stock. On February 28, 2022, the Company and Chan Heng Fai entered into an amendment to this securities purchase agreement pursuant to which the Company shall purchase these 293,428,200 ordinary shares of Alset International for a purchase price of $35,319,290 newly issued shares of the Company’s common stock. The closing of this transaction with Chan Heng Fai is subject to approval of the Nasdaq and the Company’s stockholders. These 293,428,200 ordinary shares of Alset International represent approximately 8.4% of the 3,492,713,362 total issued and outstanding shares of Alset International.

On January 24, 2022 the Company entered into stock purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to issue to Chan Heng Fai 35,012,120 shares of the Company’s common stock for a purchase price of $0.3713 per share (for an aggregate purchase price of $13,000,000). On February 28, 2022 the Company entered into an agreement with Chan Heng Fai to terminate this stock purchase agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this report:

10.1	Securities Purchase Agreement with Heng Fai Ambrose Chan, dated as of January 17, 2022, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on January 20, 2022.
10.2	Stock Purchase Agreement with DSS, Inc. (sale of AI shares), dated as of January 18, 2022, incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on January 20, 2022.
10.3	Stock Purchase Agreement with DSS, Inc. (sale of TP), dated as of January 18, 2022, incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on January 20, 2022.
10.4	Stock Purchase Agreement with Heng Fai Ambrose Chan, dated January 24, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2022.
10.5	Stock Purchase Agreement with DSS, Inc., dated January 25, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2022.
10.6	Amendment to Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of January 26, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022.
10.7	Assignment and Assumption Agreement, dated as of February 25, 2022, by and between Alset International Limited and DSS, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022.
10.8	Convertible Promissory Note, dated as of October 29, 2021, issued by American Medical REIT Inc. to Alset International Limited, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022.
10.9	Amendment of Stock Purchase Agreement, between Alset EHome International Inc. and DSS, Inc., dated February 28, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.

10.10	Amendment to the Securities Purchase Agreement, between Alset EHome International Inc. and Chan Heng Fai, dated February 28, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.11	True Partner Stock Purchase Agreement, between Alset EHome International Inc. and DSS, Inc., dated February 28, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.12	True Partner Termination Agreement, between Alset EHome International Inc. and DSS, Inc., dated as of February 28, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.13	Chan Termination Agreement, between Alset EHome International Inc. and Chan Heng Fai, dated February 28, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.14	DSS Termination Agreement, between Alset EHome International Inc. and DSS, Inc., dated February 28, 2022, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.15*	Consulting Agreement between Alset EHome International Inc. and CA Global Consulting Inc., dated as of April 8, 2021.
31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET EHOME INTERNATIONAL INC.

May 13, 2022	By:	/s/ Chan Heng Fai
Chan Heng Fai Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 13, 2022	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

May 13, 2022	By:	/s/ Rongguo Wei
Rongguo Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

May 13, 2022	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

