Form 10-Q
period 2022-06-30
Alset EHome International Inc.
filed 2022-08-15
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, there were 148,507,188 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Alset EHome International Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
Assets:
Current Assets:
Cash	$41,326,946	$56,061,309
Restricted Cash	669,321	4,740,870
Account Receivables, Net	169,725	39,622
Other Receivables	415,012	334,788
Note Receivables - Related Parties	14,285,929	12,792,671
Prepaid Expense	528,179	1,202,451
Inventory	38,742	47,290
Investment in Securities at Fair Value	21,218,774	36,337,023
Investment in Securities at Cost	99,216	99,216
Investment in Securities at Equity Method	52,510,133	30,801,129
Deposit	298,147	275,204
Total Current Assets	131,560,124	142,731,573

Real Estate
Rental Properties	25,831,478	24,820,253
Properties under Development	17,309,061	15,695,127
Operating Lease Right-Of-Use Asset	479,528	659,620
Deposit	39,653	39,653
Property and Equipment, Net	851,476	263,917
Total Assets	$176,071,320	$184,210,143

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,841,530	$11,341,789
Deferred Revenue	89,880	728,343
Builder Deposits	-	31,553
Operating Lease Liability	180,524	283,989
Notes Payable	77,308	317,671
Notes Payable - Related Parties	412,848	833,658
Total Current Liabilities	3,602,090	13,537,003

Long-Term Liabilities:
Operating Lease Liability	304,158	383,354
Total Liabilities	3,906,248	13,920,357

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value; 250,000,000 shares authorized; 148,507,188 and 87,368,446 shares issued and outstanding on June 30, 2022 and December 31, 2021, respectively	148,507	87,368
Additional Paid in Capital	322,302,515	296,181,977
Accumulated Deficit	(163,688,118)	(148,233,473)
Accumulated Other Comprehensive Income	558,045	341,646
Total Alset EHome International Stockholders’ Equity	159,320,949	148,377,518
Non-controlling Interests	12,844,123	21,912,268
Total Stockholders’ Equity	172,165,072	170,289,786

Total Liabilities and Stockholders’ Equity	$176,071,320	$184,210,143

See accompanying notes to condensed consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended on June 30,		Six Months Ended on June 30,
	2022	2021	2022	2021

Revenue
Rental	$403,900	$21,947	$636,482	$21,947
Property	246,910	4,562,595	1,288,434	8,456,726
Biohealth	132,222	1,958,890	749,693	3,671,673
Digital Transformation Technology – related party	7,701	-	7,701	-
Other	135,607	-	196,267	-
Total Revenue	926,340	6,543,432	2,878,577	12,150,346
Operating Expenses
Cost of Sales	550,677	2,607,950	1,665,227	6,305,804
General and Administrative	2,029,925	8,611,512	4,521,153	10,926,830
Total Operating Expenses	2,580,602	11,219,462	6,186,380	17,232,634

Operating Losses from Operations	(1,654,262)	(4,676,030)	(3,307,803)	(5,082,288)

Other Income (Expense)
Interest Income	196,639	25,656	369,039	56,288
Interest Expense	-	(262,703)	-	(316,285)
Foreign Exchange Transaction Gain	2,077,709	958,334	2,485,804	2,421,031
Unrealized Loss on Securities Investment	(6,867,375)	(21,168,905)	(10,766,390)	(30,703,914)
Realized Loss (Gain) on Securities Investment	(2,918,668)	555,206	(6,355,451)	296,961
Loss on Investment on Security by Equity Method	(79,670)	(77,459)	(216,050)	(102,306)
Finance Costs	(2,879)	(50,261,203)	(450,887)	(50,844,071)
Other (Expense) Income	(734,355)	19,044	550,538	30,300
Total Other Expense, Net	(8,328,599)	(70,212,030)	(14,383,397)	(79,161,996)

Net Loss Income Before Income Taxes	(9,982,861)	(74,888,060)	(17,691,200)	(84,244,284)

Income Tax Expense	-	(1,264)	(222,114)	(452,601)

Net Loss	(9,982,861)	(74,889,324)	(17,913,314)	(84,696,885)

Net Loss Attributable to Non-Controlling Interest	(995,502)	(8,238,460)	(2,458,669)	(11,807,572)

Net Loss Attributable to Common Stockholders	$(8,987,359)	$(66,650,864)	$(15,454,645)	$(72,889,313)

Other Comprehensive Loss, Net
Unrealized Loss on Securities Investment	(591)	(35,922)	(9,714)	(37,909)
Foreign Currency Translation Adjustment	(3,514,595)	(1,070,191)	(4,163,735)	(2,839,631)
Comprehensive Loss	(13,498,047)	(75,995,437)	(22,086,763)	(87,574,425)

Comprehensive Loss Attributable to Non-controlling Interests	(2,286,174)	(8,584,838)	(3,371,569)	(12,913,762)

Comprehensive Loss Attributable to Common Stockholders	$(11,211,873)	$(67,410,599)	$(18,715,194)	$(74,660,663)

Net Loss Per Share - Basic and Diluted	$(0.07)	$(6.03)	$(0.14)	$(7.42)

Weighted Average Common Shares Outstanding - Basic and Diluted	122,891,000	11,056,534	111,728,663	9,824,059

See accompanying notes to condensed consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset EHome International Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2022	-	$-	-	$-	87,368,446	$87,368	$296,181,977	$341,646	$(148,233,473)	$148,377,518	$21,912,268	$170,289,786

Issuance of Stock by Exercising Warrants	-	-	-	-	15,819,452	15,820	(11,925)	-	-	3,895	-	3,895

Convert Related Party Note to Common Stock	-	-	-	-	10,000,000	10,000	6,203,000	-	-	6,213,000	-	6,213,000

Deconsolidate Alset Capital Acquisition	-	-	-	-	-	-	17,160,800	-	-	17,160,800	2,227,744	19,388,544

Gain from Purchase of DSS Stock	-	-	-	-	-	-	737,572	-	-	737,572	-	737,572

Beneficial Conversion Feature Intrinsic Value, Net	-	-	-	-	-	-	450,000	-	-	450,000	-	450,000

Change in Non-Controlling Interests	-	-	-	-	-	-	(316,459)	459,069	-	142,610	(142,610)	-

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(7,027)	-	(7,027)	(2,096)	(9,123)

Foreign Currency Translations	-	-	-	-	-	-	-	(499,967)	-	(499,967)	(149,173)	(649,140)

Net Loss	-	-	-	-	-	-	-	-	(6,467,286)	(6,467,286)	(1,463,167)	(7,930,453)

Balance at March 31, 2022	-	$-	-	$-	113,187,898	$113,188	$320,404,965	$293,721	$(154,700,759)	$166,111,115	$22,382,966	$188,494,081

Issuance of Common Stock					35,319,290	$35,319	$(35,319)	-	-	-	-	-

Change in Valuation on Investment	-	-	-	-	-	-	(2,624,585)	-	-	(2,624,585)	(206,377)	(2,830,962)

Change in Non-Controlling Interests	-	-	-	-	-	-	4,557,454	3,266,996	-	7,824,450	(7,824,450)	-

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(505)	-	(505)	(86)	(591)

Foreign Currency Translations	-	-	-	-	-	-	-	(3,002,167)	-	(3,002,167)	(512,428)	(3,514,595)

Net Loss	-	-	-	-	-	-	-	-	(8,987,359)	(8,987,359)	(995,502)	(9,982,861)

Balance at June 30, 2022	-	$-	-	$-	148,507,188	$148,507	$322,302,515	$558,045	$(163,688,118)	$159,320,949	$12,844,123	$172,165,072

Alset EHome International Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset EHome International Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2021 (As Combined)	-	$-	-	$-	8,570,000	$8,570	$102,729,944	$2,143,338	$(44,910,297)	$59,971,555	$38,023,260	$97,994,815

Issuance of Stock for Services	-	-	-	-	10,000	10	60,890	-	-	60,900	-	60,900

Transactions under Common Control	-	-	-	-	-	-	(57,190,499)	-	-	(57,190,499)	-	(57,190,499)

Sale of Vivacitas to Related Party	-	-	-	-	-	-	2,279,872	-	-	2,279,872	-	2,279,872

Purchase Stock of True Partner from Related Party	-	-	-	-	-	-	3,274,060	-	-	3,274,060	-	3,274,060

Beneficial Conversion Feature Intrinsic Value, Net	-	-	-	-	-	-	50,770,192	-	-	50,770,192	-	50,770,192

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	46,099	-	-	46,099	34,677	80,776

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	142,675.00	-	-	142,675	107,325	250,000

Change in Non-Controlling Interest	-	-	-	-	-	-	76,412	(39,067)	-	37,345	(37,345)	-

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(1,135)	-	(1,135)	(852)	(1,987)

Foreign Currency Translations	-	-	-	-	-	-	-	(1,010,527)	-	(1,010,527)	(758,913)	(1,769,440)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	-	-	(82,250)	(82,250)

Net Loss	-	-	-	-	-	-	-	-	(6,238,449)	(6,238,449)	(3,569,112)	(9,807,561)

Balance at March 31, 2021	-	-	-	-	8,580,000	8,580	102,189,645	1,092,609	(51,148,746)	52,142,088	33,716,790	85,858,878
Issuance of Common Stock					8,389,324	8,389	39,260,191	-	-	39,268,580	0	39,268,580

Change Common stock to Series A Preferred Stock	6,380	6	-	-	(6,380,000)	(6,380)	6,374	-	-	-	0	-

Issuance of Series B Preferred Stock			2,132	2	-	-	12,999,998	-	-	13,000,000	0	13,000,000

Convert Preferred Stock Series A and B to Common	(6,380)	(6)	(2,132)	(2)	8,512,000	8,512	(8,503)	-	-	-	0	-

Change in Non-Controlling Interest	-	-	-	-			(2,885,117)	(343,225)	-	(3,228,342)	3,228,342	-

Convertible Note to Stock	-	-	-	-	9,163,965	9,164	51,217,402	-	-	51,226,566	-	51,226,566

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	1,961,349	-	-	1,961,349	784,100	2,745,449

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	21,432	-	-	21,432	8,568	30,000

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(25,663)	-	(25,663)	(10,259)	(35,922)

Foreign Currency Translations	-	-	-	-	-	-	-	(764,544)	-	(764,544)	(305,647)	(1,070,191)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-			(1,069,250)	(1,069,250)

Net Loss	-	-	-	-	-	-	-	-	$(66,650,864)	$(66,650,864)	(8,238,460)	(74,889,324)

Balance at June 30, 2021	-	$-	-	$-	28,265,289	$28,265	$204,762,770	$(40,823)	$(117,799,610)	$86,950,602	$28,114,184	$115,064,786

See accompanying notes to condensed consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	2022	2021

Cash Flows from Operating Activities
Net Loss from Operations	$(17,913,314)	$(84,696,885)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	349,403	34,164
Amortization of Right-Of-Use Asset	180,092	259,691
Amortization of Debt Discount	450,000	50,813,099
Shared-based Compensation & Expense	-	133,983
Foreign Exchange Transaction Gain	(2,485,804)	(2,421,031)
Unrealized Loss on Securities Investment	10,766,390	30,703,914
Realized Loss on Securities Investment	6,355,451	-
Loss on Exchange of Investment Securities	852,061	-
PPP Loan Forgiveness	(68,502)	-
Director Compensation Adjustment	(1,185,251)	-
Loss on Equity Method Investment	216,050	102,306
Changes in Operating Assets and Liabilities
Real Estate	(2,274,959)	(2,584,817)
Account Receivables	(160,327)	(6,503)
Prepaid Expense	515,568	(1,480,203)
Trading Securities	1,072,263	(952,509)
Inventory	7,470	33,236
Accounts Payable and Accrued Expenses	(9,398,591)	173,892
Other Receivable - Related Parties	(2,551,127)
Accrued Interest - Related Parties	-	73,903
Deferred Revenue	(638,463)	52,057
Operating Lease Liability	(182,661)	(167,161)
Builder Deposits	(31,553)	(720,987)
Net Cash Used in Operating Activities	(16,125,804)	(10,649,851)

Cash Flows from Investing Activities
Loan Receivable - Related Party	(111,112)	-
Purchase of Fixed Assets	(210,319)	(87,044)
Purchase of Real Estate Properties	(722,817)	-
Real Estate Improvements	(602,161)	-
Purchase of Investment Securities	(6,662,017)	(758,208)
Sales of Investment Securities to Related Party	-	2,480,000
Issuing Loan Receivable - Related Party	-	(240,129)
Proceeds from Loan Receivable - Related Party	-	840,000
Net Cash (Used in) Provided by Investing Activities	(8,308,426)	2,234,619

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	6,213,000	39,268,580
Proceeds from Exercise of Subsidiary Warrants	-	2,753,203
Proceeds from Sale of Subsidiary Shares	-	280,000
Dividend Paid on Subsidiary Preferred Stock	-	(73,750)
Borrowing from PPP Loan	-	68,502
Distribution to Non-controlling Interest Shareholders	-	(1,151,500)
Repayment to Notes Payable	(171,861)	(690,035)
Proceeds from Note Payable - Related Parties	-	5,545,495
Repayment to Notes Payable - Related Parties	-	(2,102,400)
Net Cash Provided by Financing Activities	6,041,139	43,898,095

Net (Decrease) Increase in Cash and Restricted Cash	(18,393,091)	35,482,863
Effects of Foreign Exchange Rates on Cash	(412,821)	(293,205)
Cash and Restricted Cash - Beginning of Period	60,802,179	31,735,479
Cash and Restricted Cash- End of Period	$41,996,267	$66,925,137

Supplementary Cash Flow Information
Cash Paid for Interest	$1,524	$14,454
Cash Paid for Taxes	$-	$451,410

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized Gain (Loss) on Investment	$727,858	$(37,909)
Initial Recognition of ROU / Lease Liability	$-	$256,928
Acquiring True Partner Stock	$-	$10,003,689
Sale of Investment in Vivacitas to Related Party	$-	$2,279,872
Deconsolidate Alset Capital Acquisition	$16,557,582	$-
Intrinsic Value of BCF	$(450,000)	$(50,770,192)
Issuance of Stock by Exercising Warrants	$3,895	$-
Transactions under Common Control	$-	$57,190,499
Convert Related Party Note Payable to Common Stock	$-	$64,226,566

See accompanying notes to condensed consolidated unaudited financial statements.

Alset EHome International Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2022 and 2021

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

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of June 30, 2022 and December 31, 2021, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under AEI	State or other jurisdiction of incorporation or organization	June 30, 2022		December 31, 2021
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.4		76.8
Singapore Construction & Development Pte. Ltd.	Singapore	85.4		76.8
Art eStudio Pte. Ltd.	Singapore	43.6	*	39.2	*
Singapore Construction Pte. Ltd.	Singapore	85.4		76.8
Global BioMedical Pte. Ltd.	Singapore	85.4		76.8
Alset Innovation Pte. Ltd.	Singapore	85.4		76.8
Health Wealth Happiness Pte. Ltd.	Singapore	85.4		76.8
SeD Capital Pte. Ltd.	Singapore	85.4		76.8
LiquidValue Asset Management Pte. Ltd.	Singapore	85.4		76.8
Alset Solar Limited	Hong Kong	85.4		76.8
Alset F&B One Pte. Ltd	Singapore	76.9		69.2
Global TechFund of Fund Pte. Ltd.	Singapore	85.4		76.8
Singapore eChainLogistic Pte. Ltd.	Singapore	85.4		76.8
BMI Capital Partners International Limited.	Hong Kong	85.4		76.8
SeD Perth Pty. Ltd.	Australia	85.4		76.8
SeD Intelligent Home Inc.	United States of America	85.4		76.8
LiquidValue Development Inc.	United States of America	85.4		76.8
Alset EHome Inc.	United States of America	85.4		76.8
SeD USA, LLC	United States of America	85.4		76.8
150 Black Oak GP, Inc.	United States of America	85.4		76.8
SeD Development USA Inc.	United States of America	85.4		76.8
150 CCM Black Oak, Ltd.	United States of America	85.4		76.8
SeD Texas Home, LLC	United States of America	85.4		76.8
SeD Ballenger, LLC	United States of America	85.4		76.8
SeD Maryland Development, LLC	United States of America	71.4		64.2
SeD Development Management, LLC	United States of America	72.6		65.3
SeD Builder, LLC	United States of America	85.4		76.8
GigWorld Inc.	United States of America	85.2		76.6
HotApp BlockChain Pte. Ltd.	Singapore	85.2		76.6
HotApp International Limited	Hong Kong	85.2		76.6
HWH International, Inc. (Delaware)	United States of America	85.4		76.8
Health Wealth & Happiness Inc.	United States of America	85.4		76.8
HWH Multi-Strategy Investment, Inc.	United States of America	85.4		76.8

SeD REIT Inc.	United States of America	85.4		76.8
Gig Stablecoin Inc.	United States of America	85.2		76.6
HWH World Inc. (Delaware)	United States of America	85.2		76.6
HWH World Pte. Ltd.	Singapore	85.4		76.6
UBeauty Limited	Hong Kong	85.4		76.8
WeBeauty Korea Inc	Korea	85.4		76.8
HWH World Limited	Hong Kong	85.4		76.8
HWH World Inc.	Korea	85.4		76.8
Alset BioHealth Pte. Ltd.	Singapore	-		76.8
Alset Energy Pte. Ltd.	Singapore	-		76.8
Alset Payment Inc. (now known as GDC REIT Inc.)	United States of America	85.4		76.8
Alset World Pte. Ltd.	Singapore	-		76.8
BioHealth Water Inc.	United States of America	85.4		76.8
Impact BioHealth Pte. Ltd.	Singapore	85.4		76.8
American Home REIT Inc.	United States of America	85.4		76.8
Alset Solar Inc.	United States of America	68.3		61.5
HWH KOR Inc.	United States of America	85.4		76.8
Open House Inc.	United States of America	85.4		76.8
Open Rental Inc.	United States of America	85.4		76.8
Hapi Cafe Inc. (Nevada)	United States of America	85.4		76.8
Global Solar REIT Inc.	United States of America	85.4		76.8
OpenBiz Inc.	United States of America	85.4		76.8
Hapi Cafe Inc. (Texas)	United States of America	85.6		100
HWH (S) Pte. Ltd.	Singapore	85.4		76.8
True Partner International Limited	Hong Kong	-		100
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
EPowerTech Inc.	United States of America	100		100
Alset EPower Inc.	United States of America	100		100
AHR Asset Management Inc.	United States of America	85.4		76.8
HWH World Inc. (Nevada)	United States of America	85.4		76.8
Alset F&B Holdings Pte. Ltd.	Singapore	85.4		76.8
Credas Capital Pte. Ltd.	Singapore	42.7	*	38.4	*
Credas Capital GmbH	Switzerland	42.7	*	38.4	*
Smart Reward Express Limited	Hong Kong	42.6	*	38.3	*
Partners HWH Pte. Ltd.	Singapore	-		76.8
AHR Texas Two LLC	United States of America	85.4		76.8
AHR Black Oak One LLC	United States of America	85.4		76.8
Hapi Air Inc.	United States of America	92.7		88.4
AHR Texas Three, LLC	United States of America	85.4		76.8
Alset Capital Pte. Ltd.	Singapore	100		100
Hapi Cafe Korea, Inc.	Korea	85.6		100
Green Energy Inc.	United States of America	100		100
Green Energy Management Inc.	United States of America	100		100
Alset Metaverse Inc.	United States of America	97.2		95.6
Alset Management Group Inc.	United States of America	83.4		88.2
Alset Acquisition Sponsor, LLC	United States of America	83.4		79.6
Alset Capital Acquisition Corp.	United States of America	23.4		79.6
Alset Spac Group Inc.	United States of America	83.4		79.6
Alset Mining Pte. Ltd.	Singapore	85.4		-
Alset Inc.	United States of America	100		-
Hapi Travel Pte. Ltd.	Singapore	85.4		-
Hapi WealthBuilder Pte. Ltd.	Singapore	85.4		-
HWH Marketplace Pte. Ltd.	Singapore	85.4		-
HWH International Inc. (Nevada)	United States of America	85.4		-
Hapi Cafe SG Pte. Ltd.	Singapore	85.4		-

*	Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

AEI’s stock price was $10.03 on March 12, 2021, the commitment date. The Beneficial Conversion Feature (“BCF”) intrinsic value was $50,770,192 for the four convertible promissory notes and was recorded as debt discount of convertible notes after these transactions. The debt discount attributable to the BCF is amortized over period from issuance to the date that the debt becomes convertible using the effective interest method. If the debt is converted, the discount is amortized to finance cost in full immediately. On May 13, 2021 and June 14, 2021 all Alset CPNs of $63,920,128 and accrued interest of $306,438 were converted into 2,123 shares of Series B preferred stock and 9,163,965 shares of common stock of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loan. The funds were required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The funds in the escrow account were specifically to be used for the payment of the loan from M&T Bank. The funds were required to remain in the escrow account for the loan payment until the loan agreement terminates. In May 2022 the funds from this escrow account were released and the account closed. As of June 30, 2022 and December 31, 2021, the total balance of these two accounts was $309,137 and $4,399,984, respectively.

As a condition to the loan agreement with National Australian Bank Limited in conjunction with the Perth project, an Australian real estate development project, the Company is required to maintain Australian Dollar 50,000, in a non-interest-bearing account. As of June 30, 2022 and December 31, 2021, the account balance was $34,445 and $36,316, respectively. These funds will remain as collateral for the loans until paid in full.

The Company puts money into brokerage accounts specifically for equity investment. As of June 30, 2022 and December 31, 2021, the cash balance in these brokerage accounts was $325,738 and $304,570, respectively.

Account Receivables and Allowance for Doubtful Accounts

Account receivables is stated at amounts due from buyers, contractors, and all third parties, net of an allowance for doubtful accounts. As of June 30, 2022 and December 31, 2021, the balance of account receivables was $169,725 and $39,622, respectively. Approximately $0 and $2,500 of account receivables as of June 30, 2022 and December 31, 2021, respectively, was from DSS with a merchant agreement, under which the Company uses DSS credit card platform to collect money from our direct sales.

The Company monitors its account receivables balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to estimate its allowance for doubtful account receivables. The Company’s allowance for doubtful accounts represents an estimate of the losses expected to be incurred based on specifically identified accounts as well as nonspecific amount, when determined appropriate. Generally, the amount of the allowance is primarily decided by division management’s historical experience, the delinquency trends, the resolution rates, the aging of receivables, the credit quality indicators and financial health of specific customers. As of June 30, 2022 and December 31, 2021, the allowance was $0.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of December 31, 2021, inventory consisted of finished goods from HWH World Inc. As of June 30, 2022, inventory consisted of finished goods from HWH World Inc. and Hapi Cafe Korea Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

Investment Securities

Investment Securities at Fair Value

The Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Amarantus BioScience Holdings (“AMBS”) and True Partner Capital Holding Limited (“True Partner”) are publicly traded companies. The Company does not have significant influence over AMBS and True Partner, as the Company is the beneficial owner of approximately 4.3% of the common shares of AMBS and as of December 31, 2021 held 15.5% of True Partner. On May 17, 2022 the Company sold its investment in True Partner to DSS Inc. These securities’ fair values are determined by reference to quoted stock prices.

On April 12, 2021 the Company acquired 6,500,000 common shares of Value Exchange International, Inc. (“Value Exchange International”), an OTC listed company, for an aggregate subscription price of $650,000. After the transaction the Company owns approximately 18% of Value Exchange International and does not have significant influence on it. The stock’s fair value is determined by reference to quoted stock prices.

During the year ended December 31, 2021, the Company’s subsidiaries established a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by reference to quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. Holista CollTech Limited (“Holista”), DSS, Inc. (“DSS”) and American Premium Mining Corporation (“APM” formerly known as American Premium Water Corp.) are publicly traded companies and the fair value of such securities are determined by reference to quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or elect fair value accounting.

●	The Company has significant influence over DSS. As of June 30, 2022 and December 31, 2021, the Company owned approximately 45.18% and 24.9% of the common stock of DSS, respectively. Our CEO is a stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS. William Wu, one of directors of the Company, is also a director of DSS.

●	The Company has significant influence over Holista as the Company and its CEO are the beneficial owner of approximately 15.8% of the outstanding shares of Holista and our CEO held a position on Holista’s Board of Directors until June of 2021.

●	The Company has significant influence over APM as the Company is the beneficial owner of approximately 0.8% of the common shares of APM and one officer from the Company holds a director position on APM’s Board of Directors.

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of June 30, 2022 and December 31, 2021, AMRE was a private company. Based on management’s analysis, the fair value of the AMRE warrants was $0 as of December 31, 2021. In March 2022 both loans, together with warrants were converted into common shares of AMRE. After the conversion, the Company owns approximately 15.8% of AMRE.

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

The Company accounts for certain of its investments in funds without readily determinable fair values in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“2015-07”). In the first six months of 2022 the Company invested $100,000 in Class A Shares of Novum Alpha Global Opportunity Digital Asset Fund I SP, a segregated portfolio of Novum Alpha SPC (“Novum Alpha Fund”). This fund invests in long-short digital assets. The Company subscribed in participating shares which are redeemable and non-voting.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company, owns 15.8% of American Medical REIT Inc. (“AMRE”) as of June 30, 2022, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our Chairman and CEO, is the executive chairman and director of AMRE. DSS, of which we own 45.2% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence on AMRE.

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

American Pacific Bancorp, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”) and gained majority ownership in that entity. APB was consolidated into the Company under common control accounting (See Transactions between Entities under Common Control for details). On September 8, 2021 APB sold 6,666,700 shares of Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APB fell below 50% to 41.3% and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. As a result of the deconsolidation, the Company recognized gain of approximately $28.2 million. The gain represents the difference between the fair value of retained equity method investment of $30.8 million and $2.6 million, the Company’s investment percentage of carrying amount of APB’s net assets of $2.9 million. Considering the transaction was between related parties, the Company recorded the gain as additional paid in capital in its equity. From September 8 to December 31, 2021, the investment loss was $51,999. During three and six months ended June 30, 2022 the investment gain was $18,678 and $160,021, respectively. As of June 30, 2022 and December 31, 2021, the investment in APB was $30,961,150 and $30,801,129, respectively.

Alset Capital Acquisition Corp.

On February 3, 2022, Alset Capital Acquisition Corp. (“Alset Capital”), a special purpose acquisition company (SPAC) sponsored by the Company and certain affiliates, closed its initial public offering of 7,500,000 units at $10.00 per unit (the “Offering”). At the same time the exercise of underwriters’ over-allotment option of additional 1,125,000 units closed. The Company is majority owner of Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital. On February 3, 2022, the Sponsor purchased 473,750 units pursuant to a private placement for a purchase price of $4,737,500. Previously, the Sponsor had purchased 2,156,250 shares of Class B common stock pursuant to a private placement for a purchase price of $25,000. After the Offering the Company holds 23.4% of Alset Capital. Chan Heng Fai, the Chairman and CEO of the Company, is the CEO and director of Alset Capital. In June 2022, the Company made an adjustment of $2,830,961 to Additional Paid in Capital and the fair value of investment in Alset Capital, and reversed the previously recorded unrealized loss of $237,578, because of the change of valuation methods of the investment on Class B Common Stock and units the company held.  Initially, the Company used market trading prices of Class A common stock and units to calculate the fair value of these investment securities and recorded $237,578 unrealized loss on security investment during three months ended March 31, 2022. In June 2022, the Company determined the fair value of Class B common shares and units by using a put option model and a Monte Carlo simulation considering some restrictions and risks related to these securities the Company held. During the six months ended June 30, 2022, the Company recorded investment loss of $32,427 by equity method. Investment on Alset Capital was $20,806,612 as of June 30, 2022.

Ketomei Pte Ltd

On June 10, 2021 the Company’s indirect subsidiary Hapi Cafe Inc. (“Hapi Cafe”) lent $76,723 to Ketomei Pte Ltd (“Ketomei”). On March 21, 2022 Hapi Cafe entered into an agreement pursuant to which the principal of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested additional $179,595 in Ketomei. After the conversion and fund investment the Company holds 28% of Ketomei. Ketomei is in the business of selling cooked food and drinks. During three and six months ended June 30, 2022 the investment loss was $29,786 and $33,059, respectively. Investment in Ketomei was $223,259 at June 30, 2022.

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

The Company invested $50,000 in a convertible promissory note of Sharing Services Global Corporation (“Sharing Services Convertible Note”), a company quoted on the US OTC market. The value of the convertible note is estimated by management using a Black-Scholes valuation model. The fair value of the note was $85 and $9,799 on June 30, 2022 and December 31, 2021, respectively.

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26 per common share of Vector Com. As of June 30, 2022, the Management estimated the fair value of the note to be $88,599, the initial transaction price.

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

HWH World Company Limited

HWH World Co. is a direct sales company in Thailand. The Company has a 19% ownership and loaned $187,500 with zero interest and due on demand, to HWH World Co. The current level of equity in HWH World Co. is not sufficient to determine if HWH World Co. can operate on its own without additional subordinated financial support. The Company has a variable interest in HWH World Co., however, the Company is not deemed to absorb losses or receive benefits that could potentially be significant to HWH World Co. Ltd. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseeing and controlling the management. The power to direct the activities are held by the manager in Thailand who owns 51% of the HWH World Co. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On June 30, 2022 and December 31, 2021 variable interest and amount receivable in the non-consolidated VIE was $236,699 and $236,699, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE. The Company applied ASC 321 and measured HWH World Co. investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

American Medical REIT Inc.

The Company owned 3.4% of AMRE and made a loan in the amount of $8,350,000 to AMRE, as well as two loans of $200,000 each, all with 8% per annum interest rate. One of the $200,000 loans was due on March 3, 2022, the other one is due on October 29, 2024. The $8,350,000 loan is due on November 29, 2023. The Company has a variable interest in AMRE. However, the Company is not deemed to absorb losses or receive benefits that could potentially be significant to AMRE. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseeing and controlling the management. The power to direct these activities are held by the AMRE’s largest shareholder which owns approximately 80.8% of AMRE and AMRE’s management team. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. In March 2022, the Company converted both $200,000 loans and accrued interests, together with accompanying warrants into AMRE common shares. After the conversion the Company owns 15.8% of AMRE. On June 30, 2022 and December 31, 2021 variable interest and amount receivable in the non-consolidated VIE was $8,802,959 and $8,901,285, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE.

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

The Company capitalized construction costs of approximately $2.6 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. The Company capitalized construction costs of approximately $3 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.

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

The Company did not record impairment on any of its projects during the three and six months ended on June 30, 2022 and 2021.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. During the six months ended June 30, 2022 and the year ended December 31, 2021, the Company signed multiple purchase agreements to acquire 3 and 109 homes, respectively. By June 30, 2022, all of the 112 homes were closed with an aggregate purchase cost of $25,663,582. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during three and six months ended June 30, 2022 and 2021.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

The Company’s main business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter into sales contracts with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contracts. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger project, which represented approximately 42% and 70%, respectively, of the Company’s revenue in the six months ended on June 30, 2022 and 2021, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the six months ended June 30, 2022, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from the FFB assessment is not either. During the three months ended on June 30, 2022 and 2021, we recognized revenue of $37,725 and $141,575 from the FFB assessments, respectively. During the six months ended on June 30, 2022 and 2021, we recognized revenue of $116,088 and $248,646 from the FFB assessments, respectively.

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

The Company collects an annual membership fee from its Distributors. The fee is fixed, paid in full at the time of joining the membership and non-refundable. The membership provides the member access to purchase products at a discount, access to certain back-office services, receive commissions for signing up new members, and attend corporate events. The Company recognizes revenue associated with the membership over the period of the membership. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $89,880 and $728,343 at June 30, 2022 and December 31, 2021, respectively. During 2021, the Company temporarily suspended the sale of its membership as it is focusing on developing new market strategy.

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

As of June 30, 2022 and December 31, 2021, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the three and six months ended on June 30, 2022 and 2021, the Company recorded $0 and $73,292 as stock-based compensation expense.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange gain of $2,077,709 and $958,334 during the three months ended on June 30, 2022 and 2021, respectively. The Company recorded foreign exchange gain of $2,485,804 and $2,421,031 during the six months ended on June 30, 2022 and 2021, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive loss of $3,514,595 from foreign currency translation for the three months ended June 30, 2022 and $1,070,191 loss for the three months ended June 30, 2021, in accumulated other comprehensive loss. The Company recorded other comprehensive loss of $4,163,735 from foreign currency translation for the six months ended June 30, 2022 and $2,839,631 loss for the six months ended June 30, 2021, in accumulated other comprehensive loss.

Non-controlling interests

Non-controlling interests represent the equity in subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the condensed consolidated statements of operation and comprehensive income, and within equity in the Condensed Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On June 30, 2022 and December 31, 2021, the aggregate non-controlling interests in the Company were $12,844,123 and $21,912,268, respectively.

Capitalized Financing Costs

Financing costs, such as loan origination fee, administration fee, interests, and other related financing costs should be capitalized and recorded on the balance sheet, if these financing activities are directly associated with the development of real estate.

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

As of June 30, 2022 and December 31, 2021, the capitalized financing costs were $3,247,739.

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

Recent Accounting Pronouncements

Accounting pronouncement adopted

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, “Revenue from Contracts with Customers”. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company plans to adopt these requirements prospectively, effective on the first day of the year 2023.

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

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of June 30, 2022 and December 31, 2021, uninsured cash and restricted cash balances were $38,856,265 and $57,905,303, respectively.

For the three months ended June 30, 2022, two customers accounted for approximately 85%, and 15% of the Company’s property development revenue. For the three months ended June 30, 2021, two customers accounted for approximately 97%, and 3% of the Company’s property development revenue. For the six months ended June 30, 2022, three customers accounted for approximately 42%, 49%, and 9% of the Company’s property development revenue. For the six months ended June 30, 2021, two customers accounted for approximately 97%, and 3% of the Company’s property development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the six months ended June 30, 2022 and 2021:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Six Months Ended on June 30, 2022
Revenue	$1,924,916	$7,701	$749,693	$196,267	$2,878,577
Cost of Sales	(1,625,942)	(2,792)	(11,985)	(24,508)	(1,665,227)
Gross Margin	298,974	4,909	737,708	171,759	1,213,350
Operating Expenses	(1,320,957)	(159,976)	(910,246)	(2,129,974)	(4,521,153)
Operating Loss	(1,021,983)	(155,067)	(172,538)	(1,958,215)	(3,307,803)
Other Income (Expense)	209	(764,968)	(3,039,097)	(10,579,541)	(14,383,397)
Net Loss Before Income Tax	(1,021,774)	(920,035)	(3,211,635)	(12,537,756)	(17,691,200)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Six Months Ended on June 30, 2021
Revenue	$8,478,673	$-	$3,671,673	$-	$12,150,346
Cost of Sales	(6,125,201)	-	(180,603)	-	(6,305,804)
Gross Margin	2,353,472	-	3,491,070	-	5,844,542
Operating Expenses	(625,555)	(69,375)	(1,910,582)	(8,321,318)	(10,926,830)
Operating (Loss) Income	1,727,917	(69,375)	1,580,488	(8,321,318)	(5,082,288)
Other Expense	(9,177)	617,562	(28,743,495)	(51,026,886)	(79,161,996)
Net Loss Before Income Tax	1,718,740	548,187	(27,163,007)	(59,348,204)	(84,244,284)

June 30, 2022
Cash and Restricted Cash	$3,007,823	$214,976	$2,442,236	$36,331,232	$41,996,267
Total Assets	47,101,961	1,475,948	7,025,365	120,468,046	176,071,320

December 31, 2021
Cash and Restricted Cash	$7,493,921	$245,780	$2,629,464	$50,433,014	$60,802,179
Total Assets	55,465,600	2,199,466	11,056,779	115,488,298	184,210,143

5. REAL ESTATE ASSETS

As of June 30, 2022 and December 31, 2021, real estate assets consisted of the following:

	June 30, 2022	December 31, 2021

Construction in Progress	$9,365,935	$8,597,023
Land Held for Development	7,943,126	7,098,104
Rental Properties, net	25,831,478	24,820,253
Total Real Estate Assets	$43,140,539	$40,515,380

Single family residential properties

As of June 30, 2022 and December 31, 2021, the Company owned 112 and 109 Single Family Residential Properties (“SFRs”), respectively. The Company’s aggregate investment in those SFRs was $25.7 million. Depreciation expense was $173,119 and $15,222 in the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $318,743 and $15,222 in the six months ended June 30, 2022 and 2021, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SRFs as of June 30, 2022:

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On June 30, 2022 and December 31, 2021, there was $0 and $31,553 held on deposit, respectively.

7. NOTES PAYABLE

As of June 30, 2022 and December 31, 2021, notes payable consisted of the following:

	June 30, 2022	December 31, 2021
PPP Loan	-	68,502
Australia Loan	-	162,696
Hire Purchase	77,308	86,473
Total notes payable	$77,308	$317,671

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of June 30, 2022, the outstanding balance of the revolving loan was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process. On March 15, 2022, approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

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

During the year ended December 31, 2020, Alset EHome borrowed $664,810 from M&T Bank, incurring at the same time a loan origination fees of $61,679 which were amortized over the term of the loan. As of December 31, 2020, the remaining unamortized debt discount was $42,906. The loan in the amount of $664,810, together with all accrued interest of $25,225, was paid off on May 28, 2021. The loan was closed in June 2021. Additionally, the debt discount of $42,907 was fully amortized during the year ended December 31, 2021.

Paycheck Protection Program Loan

On February 11, 2021, the Company entered into a five year note with M&T Bank with a principal amount of $68,502 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan was evidenced by a promissory note. The PPP Term Note had a fixed annual rate of 1.00%, with the first sixteen months of principal and interest deferred until we applied for loan forgiveness. The PPP Term Note was subject to acceleration upon the occurrence of an event of default.

The PPP Term Note was unsecured and guaranteed by the United States Small Business Administration. The Company applied to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. In April 2022 the Company received confirmation that the PPP Loan was fully forgiven.

Australia Loan

On January 7, 2017, SeD Perth Pty Ltd (“SeD Perth”) entered into a loan agreement with National Australian Bank Limited (the “Australia Loan”) for the purpose of funding land development. The loan facility provides SeD Perth with access to funding of up to approximately $460,000 and matures on December 31, 2018. The Australia Loan is secured by both the land under development and a pledged deposit of $36,059. This loan is denominated in AUD. Personal guarantees amounting to approximately $500,000 have been provided by our CEO, Chan Heng Fai and by Rajen Manicka, the CEO of Holista CollTech and Co-founder of iGalen Inc. The interest rate on the Australia Loan is based on the weighted average interest rates applicable to each of the business markets facility components as defined within the loan agreement, ranging from 4.12% to 4.86% per annum for the six months ended June 30, 2021. On September 7, 2017 the Australia Loan was amended to reduce the maximum borrowing capacity to approximately $179,000. During 2020, the terms of the Australia Loan were amended to reflect an extended maturity date of April 30, 2022. This was accounted for as a debt modification. The Company did not pay fees to the National Australian Bank Limited for the modification of the loan agreement. In February 2022, SeD Perth repaid the loan.

Singapore Car Loan

On May 17, 2021, Alset International Limited entered into an agreement with Hong Leong Finance Limited to purchase a car for business. The total purchase price of the car, including associated charges, was approximately $184,596. Alset International paid an initial deposit of $78,640, and would make monthly instalment of approximately $1,300, including interest of 1.88% per annum, for the 84 months.

8. RELATED PARTY TRANSACTIONS

Personal Guarantees by Directors

As of June 30, 2022 and December 31, 2021, a director of the Company had provided personal guarantees amounting to approximately $0 and $500,000, respectively, to secure external loans from financial institutions for AEI and the consolidated entities.

Purchase of Shares and Warrants from APM

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APM, for an aggregate purchase price of $122,039. We value APM warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APM were $860,342 as of July 17, 2020, the purchase date, $507,062 as of June 30, 2022 and $1,009,854 as of December 31, 2021, respectively. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital at December 31, 2021, as it was a related party transaction.

Sale of Investment in Vivacitas to DSS

On March 18, 2021, the Company sold its equity investment in Vivacitas, a U.S.-based biopharmaceutical company, consisting of 2,480,000 shares of common stock and an option to purchase 250,000 shares of Vivacitas common stock at $1 per share at any time prior to the date of a public offering, to a subsidiary of DSS for $2,480,000. Chan Heng Fai, our Chairman, CEO and founder, serves as a director of Vivacitas and as the Executive Chairman of DSS. After this transaction, we do not own any investment in Vivacitas. Our original cost of common stock and stock option of Vivacitas was $200,128. We did not recognize gain or loss in this transaction. The difference of $2,279,872 between the selling price and our original investment cost was recorded as additional paid capital, reflecting that it was a related party transaction.

Purchase and Sale of Stock in True Partners Capital Holding Limited

On March 12, 2021, the Company purchased 62,122,908 ordinary shares of True Partners Capital Holding Limited for $6,729,629 from a related party. The fair market value of such stock on the acquisition date was $10,003,689. The difference between the purchase price and the fair market value of $3,274,060 was recorded as an equity transaction on Company’s condensed consolidated statement of stockholders’ equity at December 31, 2021. Pursuant to a Stock Purchase Agreement from February 2022, the Company sold 62,122,908 shares of True Partner to DSS Inc. (through the transfer of subsidiary and otherwise), for a purchase price of 17,570,948 shares of common stock of DSS. DSS shareholders approved the Stock Purchase Agreement on May 17, 2022 (which is deemed to be the effective date of this transaction). The transaction loss of $446,104, which is the difference between the fair value of True Partner stock and fair value of DSS stock at the agreement’s effective date, was recorded as other expense in the Company’s Statement of Operations.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to LiquidValue Development Pte. Ltd. and its subsidiary LiquidValue Development Limited for the general operations of such entities. As of June 30, 2022 and December 31, 2021, the outstanding balance was approximately $0, and $820,113, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Alset EHome International for the Company’s general operations. The advance was paid back during the year ended December 31, 2021 and as of June 30, 2022 and December 31, 2021, the outstanding balance was $0.

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of June 30, 2022 and December 31, 2021, the outstanding balance was $12,848 and $13,546, respectively.

On August 20, 2020, the Company acquired 30,000,000 common shares from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. During the year ended December 31, 2021, the Company paid back all $1,333,429 and as of June 30, 2022 and December 31, 2021 the amount outstanding was $0.

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

On May 14, 2021, the Company borrowed S$7,395,472 Singapore Dollars (equal to approximately $5,545,495 U.S. Dollars) from Chan Heng Fai. The unpaid principal amount of the Loan is due and payable on May 14, 2022 and the Loan has no interest. The loan was paid back in full during 2021 and the outstanding balance was $0 as of June 30, 2022 and December 31, 2021.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, the Chief Development Officer of the Company, has had a consulting agreement with a majority-owned subsidiary of the Company since 2015. Pursuant to the terms of the agreement, as amended on January 1, 2018, the Company’s subsidiary paid a monthly fee of $20,000 for consulting services. Pursuant to an agreement entered into in June of 2022, the Company’s subsidiary has paid $25,000 per month for consulting services, effective as of January 2022.

In addition, MacKenzie Equity Partners will be paid certain bonuses, including (i) a sum of $50,000 on June 30, 2022; (ii) a sum of $50,000 upon the successful financing of 100 homes owned by American Housing REIT Inc. with an entity not affiliated with SeD Development Management LLC (a subsidiary of the Company); and (iii) a sum of $50,000 upon the successful leasing of 30 homes in the Alset of Black Oak development.

The Company incurred expenses of $60,000 and $180,000 in the three and six months ended June 30, 2021, respectively, and $140,000 and $200,000 in the three and six months ended June 30, 2022, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In 2021, MacKenzie Equity Partners was paid a bonus payment of $120,000. In June 2022, MacKenzie Equity Partners accrued an additional $50,000 bonus payment (as described above). On June 30, 2022 and December 31, 2021, the Company owed this related party $100,000 and $80,000, respectively.

Notes Receivable from Related Party

On March 2, 2020 and on October 29, 2021, LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received two $200,000 Promissory Notes and on October 29, 2021 Alset International received $8,350,000 Promissory Note from American Medical REIT Inc. (“AMRE”), a company which is 15.8% owned by LiquidValue as of June 30, 2022. Chan Heng Fai and Chan Tung Moe are directors of American Medical REIT Inc. The notes carry interest rates of 8% and are payable in two, three years and 25 months, respectively. LiquidValue also received warrants to purchase AMRE shares at the exercise price of $5.00 per share. The amount of the warrants equals to the note principal divided by the exercise price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. In March 2022 the Company converted two $200,000 loans, together with associated warrants into 167,938 common shares of AMRE, and increased its ownership in AMRE from 3.4% to 15.8%. As of December 31, 2021, the fair market value of the warrants was $0. The Company accrued $334,000 and $130,000 interest income as of June 30, 2022 and December 31, 2021, respectively.

On January 24, 2017, SeD Capital Pte Ltd, a 100% owned subsidiary of Alset International lent $350,000 to iGalen Inc. The term of the loan was two years, with an interest rate of 3% per annum for the first year and 5% per annum for the second year. The expiration term was renewed as due on demand after two years with 5% per annum interest rate. As of December 31, 2020, the outstanding principal was $350,000 and accrued interest $61,555. On December 31, 2021, the management of the Company evaluated the financial and the operation results of iGalen and concluded that possibility to repay this loan is not probable, and the principal and accrued interest total of $412,754 was recorded as bad debt expense.

As of June 30, 2022, the Company provided advances for operation of $236,699 to HWH World Co., a direct sales company in Thailand of which the Company holds approximately 19% ownership.

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matures on October 12, 2022. As of June 30, 2022 and December 31, 2021 LVAML owes $2,986,811 and $2,987,039, respectively.

In the first quarter of 2022,a subsidiary of the Company made a non-interest bearing advance in the amount of $476,250 on behalf of Alset Investment Pte. Ltd., a company 100% owned by one of our directors. Such advance was made in connection with a private placement into Alset Capital Acquisition Corp. by its sponsor, Alset Acquisition Sponsor, LLC. Alset Investment Pte. Ltd. agreed to pay back the full outstanding amount prior to the end of September 2022.

In June 2022, Alset International Limited, a subsidiary of the Company, entered into a stock purchase agreement with one of our directors and paid $1,746,279 to one of our directors as the consideration to purchase the stocks of Value Exchange International. This transaction was terminated under the agreement of both parties thereafter. The director agreed to fully refund the amount of $1,746,279 or to work on a new stock sale deal with the Company in the third quarter of 2022.

The Company paid some operating expenses for Alset Capital Acquisition Corp., a special purpose acquisition company of which the Company holds 23.4%. The advances are interest free with no set repayment terms. On June 30, 2022 and December 31, 2021, the balance of these advances was $0.

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

On May 10, 2021, the Company entered into an underwriting agreement with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “May Offering”) of (i) 4,700,637 common units (the “Common Units”), at a price to the public of $5.07 per Common Unit, with each Common Unit consisting of (a) one share of common stock, par value $0.001 per share (the “Common Stock”), (b) one Series A warrant (the “Series A Warrant” and collectively, the “Series A Warrants”) to purchase one share of Common Stock with an initial exercise price of $5.07 per whole share, exercisable until the fifth anniversary of the issuance date, and (c) one Series B warrant (the “Series B Warrant” and collectively, the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase one-half share of Common Stock with an initial exercise price of $6.59 per whole share, exercisable until the fifth anniversary of the issuance date and (ii) 1,611,000 pre-funded units (the “Pre-funded Units”), at a price to the public of $5.06 per Pre-funded Unit, with each Pre-funded Unit consisting of (a) one pre-funded warrant (the “Pre-funded Warrant” and collectively, the “Pre-funded Warrants”) to purchase one share of Common Stock, (b) one Series A Warrant and (c) one Series B Warrant. The shares of Common Stock, the Pre-funded Warrants, and the Warrants were offered together, but the securities contained in the Common Units and the Pre-funded Units were issued separately. Following the May Offering, all the investors exercised their Pre-funded Units and an additional 1,611,000 shares of common stock and Series A and Series B Warrants were issued.

The Company also granted the Underwriters a 45-day over-allotment option to purchase up to 808,363 additional shares of Common Stock and/or up to 808,363 additional Series A Warrants to purchase 808,363 shares of Common Stock, and/or up to 808,363 additional Series B warrants to purchase 404,181 shares of Common Stock. The May Offering, including the partial exercise of the Underwriters’ over-allotment option to purchase 808,363 Series A Warrants and 808,363 Series B Warrants, closed on May 13, 2021. During the month of June 2021, Aegis exercised its option to purchase an additional 808,363 common shares at a price of $5.07 per common share and as of June 30, 2022 still holds 808,363 Series B Warrants. Through June 30, 2022, investors exercised 1,364,025 of Series A Warrants and 6,598 of Series B Warrants. As a result of the May Offering and subsequent exercise notice received for the pre-funded units and warrants, the Company issued 8,487,324 common shares. As a result of the May Offering and subsequent exercise notice received for the pre-funded units and warrants, and the net proceeds to the Company were $39,765,440.

The Company incurred approximately $88,848 in expenses related to the May Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the May Offering and warrants exercised as of June 30, 2022.

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

The following table presents net funds received from the July Offering and warrants exercised as of June 30, 2022.

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

The Pre-funded Warrants were offered and sold to purchasers whose purchase of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering. Each Pre-funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. At June 30, 2022 31,076,666 warrants were exercised, some in cashless exercise transactions.

The Company incurred approximately $40,621 in expenses related to the December Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the December Offering and warrants exercised as of June 30, 2022.

	Shares	Par value	Amount received
Offering	18,923,334	$18,923	$27,263,673
Exercise of Pre-Funded Units	15,223,333	$15,223	$8,823
Exercise of Underwriter’s Over-Allotment Option	7,500,000	$7,500	$4,115,000
Offering Expenses	-	$-	$(40,621)
Total	41,646,667	$41,647	$31,346,875

On June 30, 2022, there were 148,507,188 common shares issued and outstanding.

The following table summarizes the warrant activity for the six months ended June 30, 2022.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2021	28,533,147	$1.79	1.88	$-
Warrants Vested and exercisable at December 31, 2021	28,533,147	$1.79	1.88	$-
Granted	-	-
Exercised	(15,843,378)	0.001
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of June 30, 2022	12,689,769	$4.02	3.74	$-
Warrants Vested and exercisable at June 30, 2022	12,689,769	$4.02	3.74	$-

GigWorld Inc. Sale of Shares

During the six months ended June 30, 2021, the Company sold 280,000 shares of GigWorld to international investors for the amount of $280,000, which was booked as addition paid-in capital. The Company held 505,381,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

During the six months ended June 30, 2021, the sales of GigWorld’s shares were de minimis compared to its outstanding shares and did not change the minority interest.

Distribution to Minority Shareholder

During the six months ended June 30, 2021, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $1,151,500 in distribution to the minority shareholder.

Changes of Ownership of Alset International

In the year ended December 31, 2021, Alset International issued 1,721,303,416 common shares through warrants exercise with exercise price of approximately $0.04 per share and received $60,300,464 cash, which included approximately $58 million from Alset EHome International to exercise its warrants to purchase Alset International common shares. The warrant exercise transactions between Alset EHome International and Alset International were intercompany transactions and only affected change in non-controlling interest on the condensed consolidated statements of stockholders’ equity. During the year ended December 31, 2021, the stock-based compensation expense of Alset International was $73,292 with the issuance of 1,500,000 shares to an officer. In six months ended June 30, 2022 the Company purchased 6,137,900 shares of Alset International from the market.

On January 17, 2022 the Company entered into a securities purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to purchase from Chan Heng Fai 293,428,200 ordinary shares of Alset International for a purchase price of 29,468,977 newly issued shares of the Company’s common stock. On February 28, 2022, the Company and Chan Heng Fai entered into an amendment to this securities purchase agreement pursuant to which the Company shall purchase these 293,428,200 ordinary shares of Alset International for a purchase price of 35,319,290 newly issued shares of the Company’s common stock. The closing of this transaction with Chan Heng Fai was subject to approval of the Nasdaq and the Company’s stockholders. These 293,428,200 ordinary shares of Alset International represent approximately 8.4% of the 3,492,713,362 total issued and outstanding shares of Alset International. The Company had a Special Meeting of Stockholders to vote on the approval of this transaction on June 6, 2022.

Due to these transactions the Company’s ownership of Alset International changed from 76.8% as of December 31, 2021 to 85.4% as of June 30, 2022.

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

Registration Statement on Form S-3

On April 11, 2022 the Company filed a Registration Statement on Form S-3 using a “shelf” registration or continuous offering process. Under this shelf registration process, the Company may, from time to time, sell any combination of the securities (common stock, preferred stock, warrants, rights, units) described in the filed prospectus in one or more offerings up to a total aggregate offering price of $75,000,000.

10. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one or two years. Future minimum rental revenue under existing leases on our properties at June 30, 2022 in each calendar year through the end of their terms are as follows:

2022	$871,824
2023	531,550
2024	7,450
Total Future Receipts	$1,410,824

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended June 30, 2022 and 2021, property management fees incurred by the property managers were $20,990 and $2,740, respectively. For the six months ended June 30, 2022 and 2021, property management fees incurred by the property managers were $32,015 and $2,740, respectively. For the three months ended June 30, 2022 and 2021, leasing fees incurred by the property managers were $87,035 and $14,475, respectively. For the six months ended June 30, 2022 and 2021, leasing fees incurred by the property managers were $112,825 and $14,475, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2022	$(90,031)	$(367,895)	$799,572	$341,646

Other Comprehensive Income	(7,027)	(499,967)	459,069	(47,925)

Balance at March 31, 2022	$(97,058)	$(867,862)	$1,258,641	$293,721

Other Comprehensive Income	(505)	(3,002,167)	3,266,996	264,324

Balance at June 30, 2022	$(97,563)	$(3,870,029)	$4,525,637	$558,045

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2021	$(48,758)	$2,258,017	$(65,921)	$2,143,338

Other Comprehensive Income	(1,135)	(1,010,527)	(39,067)	(1,050,729)

Balance at March 31, 2021	$(49,893)	$1,247,490	$(104,988)	$1,092,609

Other Comprehensive Income	(25,663)	(764,544)	(343,225)	(1,133,432)

Balance at June 30, 2021	$(75,556)	$482,946	$(448,213)	$(40,823)

12. INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021:

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
June 30, 2022
Assets
Investment Securities- Fair Value	$76,264,051	$17,132,071	$-	$-	$17,132,071
Investment Securities- Trading	2,387,149	3,466,845	-	-	3,466,845
Convertible Note Receivable	138,599	-	-	88,684	88,684
Warrants - American Premium Mining	-	-	-	507,062	507,062

Total	$78,789,799	$20,598,916	$-	$595,746	$21,194,662

Investment Securities - Fair Value NAV as Practical Expedient					24,112

Total Investment in securities at Fair Value					21,218,774

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
December 31, 2021
Assets
Investment Securities- Fair Value	$72,000,301	$25,320,694	$-	$-	$25,320,694
Investment Securities- Trading	9,809,778	9,908,077	-	-	9,908,077
Convertible Note Receivable	138,599	-	-	98,398	98,398
Warrants - American Premium Mining	696,791	-	-	1,009,854	1,009,854
Warrants - AMRE	-	-	-	-	-

Total Investment in securities at Fair Value	$82,645,469	$35,228,771	$-	$1,108,252	$36,337,023

Realized loss on investment securities for the six months ended June 30, 2022 was $6,355,451 and realized gain on investment securities for the six months ended June 30, 2021 was $296,961. Unrealized loss on securities investment was $10,766,390 and $30,703,914 in the six months ended June 30, 2022 and 2021, respectively. These gains and losses were recorded directly to net income (loss). The change in fair value of the convertible note receivable in the six months ended June 30, 2022 and 2021 was $9,714 and $37,909, respectively, and was recorded in condensed consolidated statements of stockholders’ equity.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from the local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at June 30, 2022 and December 31, 2021, respectively.

	Share price		Market Value
	6/30/2022	Shares	6/30/2022	Valuation

DSS (Related Party)	$0.351	41,446,087	$14,547,577	Investment in Securities at Fair Value

AMBS (Related Party)	$0.002	20,000,000	$48,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.021	43,596,621	$931,552	Investment in Securities at Fair Value

American Premium Mining (Related Party)	$0.001	354,039,000	$389,443	Investment in Securities at Fair Value

Value Exchange	$0.187	6,500,000	$1,215,500	Investment in Securities at Fair Value

Trading Stocks			$3,466,845	Investment in Securities at Fair Value

Total Level 1 Equity Securities			$20,598,917

Nervotech	N/A	1,666	$37,045	Investment in Securities at Cost
Hyten Global	N/A	3,800	$42,562	Investment in Securities at Cost
Ubeauty	N/A	3,600	$19,609	Investment in Securities at Cost
	Total Equity Securities		$20,698,133

	Share price		Market Value
	12/31/2021	Shares	12/31/2021	Valuation

DSS (Related Party)	$0.672	19,888,262	$13,364,912	Investment in Securities at Fair Value

AMBS (Related Party)	$0.016	20,000,000	$328,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.034	43,626,621	$1,489,179	Investment in Securities at Fair Value

American Premium Mining (Related Party)	$0.002	354,039,000	$778,886	Investment in Securities at Fair Value

True Partner	$0.119	62,122,908	$7,409,717	Investment in Securities at Fair Value

Value Exchange	$0.300	6,500,000	$1,950,000	Investment in Securities at Fair Value

Trading Stocks			$9,908,077	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$35,228,771

Nervotech	N/A	1,666	$37,045	Investment in Securities at Cost
Hyten Global	N/A	3,800	$42,562	Investment in Securities at Cost
Ubeauty	N/A	3,600	$19,609	Investment in Securities at Cost
	Total Equity Securities		$35,327,987

DSS convertible preferred stock

During the six months ended June 30, 2021, Global BioMedical Pte Ltd. converted 42,575 preferred stock of DSS into 6,570,170 common shares of DSS.

Sharing Services Convertible Note

The fair value of the Sharing Services Convertible Note under level 3 category as of June 30, 2022 and December 31, 2021 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	June 30, 2022	December 31, 2021

Dividend yield	0.00%	0.00%
Expected volatility	126.23%	138.85%
Risk free interest rate	3.25%	3.25%
Contractual term (in years)	0.51	0.76
Exercise price	$0.15	$0.15

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

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2022 and 2021:

Total
Balance at January 1, 2022	$1,108,252
Total losses	(203,463)
Balance at March 31, 2022	$904,789
Total losses	(591)
Balance at June 30, 2022	$904,198

Total
Balance at January 1, 2021	$66,978
Total losses	(1,987)
Balance at March 31, 2021	$64,991
Total losses	(35,922)
Balance at June 30, 2021	$29,069

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible bond of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of June 30, 2022, the management estimated that the fair value of this note remained unchanged from its initial purchase price.

Warrants

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of AMRE, a related party private company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of June 30, 2022 and December 31, 2021, AMRE was a private company. Based the management’s analysis, the fair value of the warrants was $0 as of December 31, 2021. All warrants were converted into common shares in March 2022.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APM, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of APM for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2021. The Company did not exercise any warrants during six months ended June 30, 2022. We value APB warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APM was $507,062 as of June 30, 2022 and $1,009,854 as of December 31, 2021.

The fair value of the APM warrants under level 3 category as of June 30, 2022 and December 31, 2021 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	June 30, 2022	December 31, 2021

Stock Price	$0.0011	$0.0022
Exercise price	0.001	0.001
Risk free interest rate	1.46%	1.48%
Annualized volatility	155.6%	186.5%
Year to maturity	8.07	8.58

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

During the three months ended on June 30, 2022 and 2021, NVR purchased 0 and 31 lots, respectively. During the six months ended on June 30, 2022 and 2021, NVR purchased 3 and 58 lots, respectively. Through June 30, 2022 and December 31, 2021, NVR had purchased a total of 3 and 476 lots, respectively.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of June 30, 2022 and December 31, 2021, the accrued balance due to NVR was $189,475 and $188,125, respectively.

Leases

The Company leases offices in Maryland, Singapore, Magnolia, Texas, Hong Kong and South Korea through leased spaces aggregating approximately 15,811 square feet, under leases expiring on various dates from August 2022 to March 2024. The leases have rental rates ranging from $2,300 to $21,500 per month. Our total rent expense under these office leases was $156,470 and $140,271 in the three months ended June 30, 2022 and 2021, respectively. Our total rent expense under these office leases was $312,940 and $272,985 in the six months ended June 30, 2022 and 2021, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2021
Singapore - AI	June 2022 to May 2023
Singapore – F&B	October 2021 to October 2024
Hong Kong	October 2020 to October 2022
South Korea	August 2020 to August 2022
Magnolia, Texas, USA	May 2022 - on month to month basis
Bethesda, Maryland, USA	January 2021 to March 2024

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are 3.9% in 2022 and 2021, which were used as the discount rates. The balances of operating lease right-of-use assets and operating lease liabilities as of June 30, 2022 were $479,528 and $484,682 respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2021 were $659,620 and $667,343, respectively.

The table below summarizes future payments due under these leases as of June 30, 2022.

For the Years Ended June 30:

2023	320,414
2024	162,852
2025	18,199
Total Minimum Lease Payments	501,465
Less: Effect of Discounting	(16,783)
Present Value of Future Minimum Lease Payments	484,682
Less: Current Obligations under Leases	(180,524)
Long-term Lease Obligations	$304,158

14. DIRECTORS AND EMPLOYEES’ BENEFITS

Stock Option plans AEI

The Company previously reserved 500,000 shares of common stock under the Incentive Compensation Plan for high-quality executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. This plan is meant to enable such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expand their maximum efforts in the creation of shareholder value. As of June 30, 2022 and December 31, 2021, there have been no options granted. The reservation of shares under the Incentive Compensation Plan was cancelled in May of 2021.

Alset International Stock Option plans

On November 20, 2013, Alset International approved a Stock Option Plan (the “2013 Plan”). Employees, executive directors, and non-executive directors (including the independent directors) are eligible to participate in the 2013 Plan.

The following tables summarize stock option activity under the 2013 Plan for the six months ended June 30, 2022:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	1,061,333	$0.09	3.00	$-
Vested and exercisable at January 1, 2021	1,061,333	$0.09	3.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2021	1,061,333	$0.09	2.00	$-
Vested and exercisable at December 31, 2021	1,061,333	$0.09	2.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of June 30, 2022	1,061,333	$0.09	1.50	$-
Vested and exercisable at June 30, 2022	1,061,333	$0.09	1.50	$-

15. SUBSEQUENT EVENTS

On July 12, 2022, Alset International Limited (“AIL”), entered into Amendment No. 1 (the “First Amendment”) to the Assignment and Assumption Agreement originally entered into on February 25, 2022 (the “Assumption Agreement”) with DSS, Inc. (“DSS”). Pursuant to the Assumption Agreement, DSS agreed to purchase a convertible promissory note with the face value of $8,350,000 together with accrued interest from AIL (the “Note”) for a purchase price of 21,366,177 shares of DSS’s common stock, subject to adjustment in the event that the transaction closed after May 15, 2022. The Note was issued by American Medical REIT, Inc. (“AMRE”), pursuant to a subscription agreement, dated as of October 29, 2021 between AIL and AMRE. The First Amendment revised the Assumption Agreement to remove the adjustment provision. On July 12, 2022, the transactions contemplated by the Assumption Agreement and the First Amendment were consummated, AIL assigned the Note to DSS, and DSS issued to AIL 21,366,177 shares of DSS’s common stock.

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

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage our principal businesses primarily through our 85.4% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas and in Frederick, Maryland in our real estate segment. Recently, the Company expanded its real estate portfolio to single family rental homes, and we currently own 112 homes that are rented or are available for rent. We have designed applications for enterprise messaging and e-commerce software platforms in the United States and Asia in our digital transformation technology business unit. Our biohealth segment includes the sale of consumer products.

As of June 30, 2022, additional interests we held, both directly and indirectly, included a 41.3% equity interest in American Pacific Bancorp Inc., a 15.8% equity interest in Holista CollTech Limited, a 45.2% equity interest in DSS Inc. (“DSS”), an 18% equity interest in Value Exchange International, Inc., a 0.8% equity interest in American Premium Mining Corporation., and an interest in Alset Capital Acquisition Corp. (“Alset Capital”). American Pacific Bancorp Inc. is a financial network holding company. Holista CollTech Limited is a public Australian company that produces natural food ingredients (ASX: HCT). DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, direct marketing, commercial lending, securities and investment management, alternative trading, digital transformation, secure living, and alternative energy. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). American Premium Mining Corporation is a publicly traded company that is engaged in crypto-mining (OTCPK: HIPH). Alset Capital is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses and is listed on the Nasdaq (Nasdaq: ACAXU, ACAX, ACAXW and ACAXR).

Recent Developments

Sale of Securities of True Partner Limited

On January 18, 2022, the Company entered into a stock purchase agreement with DSS, Inc., pursuant to which the Company agreed to sell, through the transfer of subsidiary and otherwise, 62,122,908 shares of stock of True Partner Capital Holding Limited in exchange for 11,397,080 shares of the common stock of DSS. On February 28, 2022 the Company entered into a revised Stock Purchase Agreement with DSS, Inc., pursuant to which the Company has agreed to replace the January 18, 2022 agreement with a new agreement to sell a subsidiary holding 44,808,908 shares of stock of True Partner Capital Holding Limited, together with an additional 17,314,000 shares of True Partner Capital Holding Limited (for a total of 62,122,908 shares, representing all of our shares in such entity) in exchange for 17,570,948 shares of common stock of DSS (the “DSS Shares”). The issuance of the DSS Shares was subject to the approval of the NYSE American (on which the common stock of DSS is listed) and DSS’s shareholders. The shareholders of DSS approved this transaction on May 17, 2022, and the transaction subsequently closed.

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

Sale of Note to DSS

On February 25, 2022, Alset International entered into an assignment and assumption agreement with DSS (the “Assumption Agreement”) pursuant to which DSS agreed to purchase a convertible promissory note from Alset International. The note has a principal amount of $8,350,000 and had accrued but unpaid interest of $367,400 through May 15, 2022. The note was issued by American Medical REIT, Inc. The consideration paid for the note was 21,366,177 shares of DSS’s common stock. The number of DSS shares issued as consideration was calculated by dividing $8,717,400, the aggregate of the principal amount and the accrued but unpaid interest under the Note, by $0.408 per share. The closing of the Assumption Agreement and the issuance of the DSS shares described above was subject to the approval of the NYSE American and DSS’s shareholders. The shareholders of DSS approved this transaction on May 17, 2022. On July 12, 2022, Alset International entered into Amendment No. 1 to the Assumption Agreement. Amendment No. 1 revised the Assumption Agreement to remove an adjustment provision. On July 12, 2022, the transactions contemplated by the Assumption Agreement and Amendment No. 1 were consummated, Alset International assigned the Note to DSS, and DSS issued to Alset International 21,366,177 shares of DSS’s common stock.

Purchase of Alset International shares

On January 17, 2022 the Company entered into a securities purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to purchase from Chan Heng Fai 293,428,200 ordinary shares of Alset International for a purchase price of 29,468,977 newly issued shares of the Company’s common stock. On February 28, 2022, the Company and Chan Heng Fai entered into an amendment to this securities purchase agreement pursuant to which the Company shall purchase these 293,428,200 ordinary shares of Alset International for a purchase price of 35,319,290 newly issued shares of the Company’s common stock. The closing of this transaction with Mr. Chan is subject to approval of the Nasdaq and the Company’s stockholders. These 293,428,200 ordinary shares of Alset International represent approximately 8.4% of the 3,492,713,362 total issued and outstanding shares of Alset International. The Company had a Special Meeting of Stockholders to vote on the approval of this transaction on June 6, 2022.

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

Name Change

During a Special Meeting of Stockholders on June 6, 2022, the stockholders approved the reincorporation of the Company in Texas and the change of the Company’s name to “Alset Inc.” The management believes that such new name will more fully reflect its current business model.

Financial Impact of the COVID-19 Pandemic

Real Estate Projects

The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March 2020 through the second quarter of 2022, we continued to sell lots at our Ballenger Run project (in Maryland) to NVR for the construction of single-family homes. At this time, all of the lots at Ballenger Run have been sold to NVR, however we continue to complete our development requirements under our agreements with NVR. We do not anticipate that the COVID-19 pandemic will have a material impact on the timing of the completion of our remaining tasks at Ballenger Run.

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

Our U.S. staff has shifted to mostly working from home since March 2020, but this has had a minimal impact on our operations to date. Our staff in Singapore and Hong Kong has been able to work from home when needed with minimal impact on our operations, however our staff’s ability to travel between our Hong Kong and Singapore offices and our staff’s travel between the U.S. and non-U.S. offices was significantly limited until earlier this year. The COVID-19 pandemic also impacted the frequency with which our management would otherwise travel to the Black Oak project in 2020 and 2021; however, we have a contractor in Texas providing supervision of the project. Management continues to regularly supervise the Ballenger Run project. Limitations on the mobility of our management and staff may slow down our ability to enter into new transactions and expand existing projects.

We have not reduced our staff in connection with the COVID-19 pandemic. To date, we did not have to expend significant resources related to employee health and safety matters related to the COVID-19 pandemic. We have a small staff, however, and the inability of any significant number of our staff to work due to illness or the illness of a family member could adversely impact our operations.

Recent Business Developments in our Home Rental Business

Recently, the Company expanded its real estate portfolio to single family rental houses. During 2021 and early 2022, the Company, through its subsidiaries, acquired 112 homes in Montgomery and Harris Counties, Texas.

In forty-four of the 112 rental homes that were acquired, as part of our commitment to advancing smart and healthy sustainable living, we have installed Tesla PV solar panels and Powerwalls. We are reviewing plans to add solar panels and related technologies at the balance of the single-family rental homes, where feasible. In addition, we have added technologies at many of the single-family rental homes such as (i) smart solar, thermostat, and energy usage controls; (ii) smart lighting controls; (iii) smart locks and security; and (iv) smart home automation devices. We believe these and other technologies will be attractive to renters and we continue to build and pursue strategic, technological partnerships that will assist us as we expand our real estate business to include building homes for rent and building homes for sale in the future.

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

● Our ability to control our operating expenses as we expand each of our businesses and product and service offerings.

Results of Operations

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021

	Three- Months Ended		Six-months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue	$926,340	$6,543,432	$2,878,577	$12,150,346
Operating Expenses	$2,580,602	$11,219,462	$6,186,380	$17,232,634
Other Expenses	$8,328,599	$70,212,030	$14,383,397	$79,161,996
Net Loss	$9,982,861	$74,889,324	$17,913,314	$84,696,885

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Real Estate	$650,810	$4,584,542	$(3,933,732)	-86%
Biohealth	132,222	1,958,890	(1,826,668)	-93%
Digital Transformation Technology	7,701	-	7,701	100%
Other	135,607	-	135,607	100%
Total revenue	$926,340	$6,543,432	$(5,617,092)	-86%

	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Real Estate	$1,924,916	$8,478,673	$(6,553,757)	-77%
Biohealth	749,693	3,671,673	(2,921,980)	-80%
Digital Transformation Technology	7,701	-	7,701	100%
Other	196,267	-	196,267	100%
Total revenue	$2,878,577	$12,150,346	$(9,271,769)	-76%

Revenue was $926,340 and $6,543,543 for the three months ended June 30, 2022 and 2021, respectively. Revenue was $2,878,577 and $12,150,346 for the six months ended June 30, 2022 and 2021, respectively. The decrease in property sales from the Ballenger Project and direct sales from our indirect subsidiary HWH World in the first six months of 2022 contributed to lower revenue in those periods. In the first six months of 2022 the last three homes in Ballenger Project were sold. In this project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger project lots, decreased from $141,575 in the three months ended June 30, 2021 to $37,725 in the three months ended June 30, 2022. Income from the sale of FFBs, decreased from $248,646 in the six months ended June 30, 2021 to $116,088 in the six months ended June 30, 2022. The decrease is a result of the decreased sale of properties to homebuyers in 2022.

In the second quarter of 2021, the Company started renting homes to tenants. Revenue from this rental business was $403,900 and $21,947 in the three months ended June 30, 2022 and 2021, respectively. Revenue from rental business was $636,482 and $21,947 in the six months ended June 30, 2022 and 2021, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

In recent years, the Company expanded its biohealth segment to the Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World operates based on a direct sale model of health supplements. HWH World recognized $132,222 and $1,958,890 in revenue in three months ended June 30, 2022 and 2021, respectively. HWH World recognized $749,693 and $3,671,673 in revenue in six months ended June 30, 2022 and 2021, respectively. The decrease in revenue from HWH World is caused mainly by decreased sales of annual memberships, as management is in the process of reorganizing its business model in South Korea.

In June 2022 the Company’s subsidiary GigWorld Inc., operating under our Digital Transformation Technology segment, started providing services to its customer in Hong Kong generating revenue of $7,701 as of June 30, 2022.

The category described as “Other” includes corporate and financial services and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended June 30, 2022 and 2021, the revenue from other businesses was $143,308 and $0, respectively, generated by a Singaporean café shop operated by a subsidiary of the Company. In the six months ended June 30, 2022 and 2021, the revenue from other businesses was $203,968 and $0, respectively, generated by this Singaporean café shop.

Operating Expenses

The following tables sets forth period-over-period changes in cost of revenues for each of our reporting segments:

	Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Real Estate	$532,233	$2,510,369	$(1,978,136)	-79%
Biohealth	53	97,581	(97,528)	-100%
Digital Transformation Technology	2,792	-	2,792	100%
Other	15,705	-	15,705	100%
Total Cost of Revenues	$550,677	$2,607,950	$(2,057,273)	-77%

	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Real Estate	$1,625,942	$6,125,201	$(4,499,259)	-73%
Biohealth	11,985	180,603	(168,618)	-93%
Digital Transformation Technology	2,792	-	2,792	100%
Other	24,508	-	24,508	100%
Total Cost of Revenues	$1,665,227	$6,305,804	$(4,640,577)	-74%

Cost of revenues decreased from $2,607,950 in the three months ended June 30, 2021 to $550,677 in the three months ended June 30, 2022. Cost of revenues decreased from 6,305,804 in the six months ended June 30, 2021 to $1,665,227 in the six months ended June 30, 2022. The decrease is a result of the decrease in sales in the Ballenger Run project and HWH World sales. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of revenues to increase as revenue increases.

The gross margin decreased from $3,935,482 to $375,663 in the three months ended June 30, 2021 and 2022, respectively. The gross margin decreased from $5,844,542 to $1,213,350 in the six months ended June 30, 2021 and 2022, respectively. The decrease of gross margin was caused by the decrease in sales in the Ballenger Run project and HWH World sales.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Real Estate	$784,192	$266,066	$518,126	195%
Biohealth	289,904	1,064,102	(774,198)	-73%
Digital transformation technology	45,713	39,247	6,466	16%
Other	910,116	7,242,097	(6,331,981)	-87%
Total operating expenses	$2,029,925	$8,611,512	$(6,581,587)	-76%

	Six Months Ended June 30,		Change
	2022	2021	Dollars	Percentage
Real Estate	$1,320,957	$625,555	$695,402	111%
Biohealth	910,246	1,910,582	(1,000,336)	-52%
Digital transformation technology	159,976	69,375	90,601	131%
Other	2,129,974	8,321,318	(6,191,344)	-74%
Total operating expenses	$4,521,153	$10,926,830	$(6,405,677)	-59%

The increase of operating expenses of real estate in 2022 compared with 2021 was mostly caused by the increase in sales and rental related expenses. Decrease in expenses in our biohealth business is caused by the decreased commission payments to our distributors, which is connected to decreased sales.

Other Income (Expense)

In the three months ended June 30, 2022, the Company had other expense of $8,328,599 compared to other expenses of $70,212,030 in the three months ended June 30, 2021. In the six months ended June 30, 2022, the Company had other expense of $14,383,397 compared to other expenses of $79,161,996 in the six months ended June 30, 2021. The change in realized and unrealized loss on securities investments and finance costs are the primary reasons for the volatility in these two periods. Unrealized loss on securities investment was $6,867,375 in the three months ended June 30, 2022, compared to $21,168,905 loss in the three months ended June 30, 2021. Unrealized loss on securities investment was $10,766,390 in the six months ended June 30, 2022, compared to $30,703,914 loss in the six months ended June 30, 2021. Realized loss on security investment was $2,918,668 the three months ended June 30, 2022, compared to a gain of $555,206 in the three months ended June 30, 2021. Realized loss on security investment was $6,355,451 the six months ended June 30, 2022, compared to a gain of $296,961 in the six months ended June 30, 2021. Finance costs were $2,879 the three months ended June 30, 2022, compared to costs of $50,261,203 in the three months ended June 30, 2021. Finance costs were $450,887 the six months ended June 30, 2022, compared to costs of $50,844,071 in the six months ended June 30, 2021.

Net Loss

In the three months ended June 30, 2022 the Company had net loss of $9,982,861 compared to net loss of $74,889,324 in the three months ended June 30, 2021. In the six months ended June 30, 2022 the Company had net loss of $17,913,314 compared to net loss of $84,696,885 in the six months ended June 30, 2021.

Liquidity and Capital Resources

Our real estate assets have increased to $43,140,539 as of June 30, 2022 from $40,515,380 as of December 31, 2021. This increase primarily reflects the additional rental properties we purchased in first half of 2022. In the six months ended June 30, 2022, we purchased three homes, which will be used in the Company’s rental business. Our rental properties assets were $25,831,478 as of June 30, 2022. In the first six months of 2022, one of the Company’s subsidiaries sold two plots of land it owns in Australia (which had been planned to be part of the SeD Perth project).

Our cash has decreased from $56,061,309 as of December 31, 2021 to $41,326,946 as of June 30, 2022. Our liabilities decreased from $13,920,357 at December 31, 2021 to $3,906,248 at June 30, 2022. Our total assets have decreased to $176,071,320 as of June 30, 2022 from $184,210,143 as of December 31, 2021 mainly due to decrease in cash.

The management believes that the available cash in bank accounts and favorable cash revenue from real estate projects are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(16,125,804)	$(10,649,851)
Net cash (used in) provided by investing activities	$(8,308,426)	$2,234,619
Net cash provided by financing activities	$6,041,139	$43,898,095

Cash Flows from Operating Activities

Net cash used in operating activities was $16,125,804 in the first six months of 2022, as compared to net cash used in operating activities of $10,649,851 in the same period of 2021. The payment of accrued bonus due to director of $3,614,749 contributed to the decrease of cash in operating activities in the first six months of 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $8,308,426 in the first six months of 2022, as compared to net cash provided by investing activities of $2,234,619 in the same period of 2021. In the six months ended June 30, 2022 we invested $6,662,017 in marketable securities, $722,817 to purchase real estate properties and $602,161 in real estate property improvements. In the six months ended June 30, 2021 we invested $758,208 in marketable securities and we received approximately $2.5 million from the sale of Vivacitas Oncology to a related party.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6,041,139 in the six months ended June 30, 2022, compared to net cash provided of $43,898,095 the six months ended June 30, 2021. The increase in cash provided by financing activities in the first six months of 2022 is primarily caused by the proceeds from stock issuance of $6,213,000. Additionally, the Company repaid $171,861 to loan payable. During the six months ended June 30, 2021, we received cash proceeds of $39,268,580 from stock issuance, $2,753,203 from exercise of subsidiary warrants, $280,000 from the sale of our GigWorld shares to individual investors and $5,545,495 from a related party loan. The Company also distributed $1,151,500 to one minority interest investor and repaid $2,102,400 of promissory note held by related parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2022 or the year ended December 31, 2021. Our current and anticipated costs in our real estate and other business lines have increased due to recent inflation, including projected costs of materials and salaries, and such increases may be significant as we engage in additional operations. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $43 million and $43 million on June 30, 2022 and December 31, 2021, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $43 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2022, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work is more likely to be performed at certain times of the year. This may impact the expenses of Alset EHome Inc. from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of June 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 17, 2022 the Company entered into a securities purchase agreement with Chan Heng Fai, the Company’s Chairman, Chief Executive Officer and largest stockholder, pursuant to which the Company agreed to purchase from Chan Heng Fai 293,428,200 ordinary shares of Alset International for a purchase price of 29,468,977 newly issued shares of the Company’s common stock. On February 28, 2022, the Company and Chan Heng Fai entered into an amendment to this securities purchase agreement pursuant to which the Company agreed to purchase these 293,428,200 ordinary shares of Alset International for a purchase price of 35,319,290 newly issued shares of the Company’s common stock. The closing of this transaction was subject to the approval of the Nasdaq and the Company’s stockholders. These 293,428,200 ordinary shares of Alset International represent approximately 8.4% of the total issued and outstanding shares of Alset International.

On June 6, 2022, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, the stockholders approved the issuance of 35,319,290 newly issued shares of the Company’s common stock in connection with the purchase of 293,428,200 ordinary shares of Alset International Limited in accordance with NASDAQ Listing Rule 5635(a). The transaction was completed on July 18, 2022. In connection with the issuance of these securities, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description
10.1*	Consulting Agreement, dated June 23, 2022, by and between SeD Development Management LLC and MacKenzie Equity Partners, LLC.
10.2	Amendment No. 1 to Assignment and Assumption Agreement, dated July 12, 2022, by and between Alset International Limited and DSS, Inc., incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on July 14, 2022.
31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET EHOME INTERNATIONAL INC.

August 15, 2022	By:	/s/ Chan Heng Fai
Chan Heng Fai Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 15, 2022	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

August 15, 2022	By:	/s/ Rongguo Wei
Rongguo Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

August 15, 2022	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

