Form 10-Q
period 2022-09-30
Alset Inc.
filed 2022-11-14
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to _________

001-39732

Commission File Number

Alset Inc.

(Exact name of registrant as specified in its charter)

texas	83-1079861
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 210, Bethesda, Maryland	20814
(Address of principal executive offices)	(Zip Code)

301-971-3940

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	AEI	The Nasdaq Stock Market LLC

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

As of November 14, 2022, there were 148,507,188 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

Part I. Financial Information

Item 1. Financial Statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
Assets:
Current Assets:
Cash	$22,605,541	$56,061,309
Restricted Cash	630,285	4,740,870
Account Receivables, Net	171,380	39,622
Other Receivables	401,405	334,788
Note Receivables - Related Parties	2,674,074	12,792,671
Prepaid Expense	206,344	1,202,451
Inventory	36,410	47,290
Investment in Securities at Fair Value	30,684,973	36,337,023
Investment in Securities at Cost	98,129	99,216
Investment in Securities at Equity Method	52,830,182	30,801,129
Deposit	-	275,204
Total Current Assets	110,338,723	142,731,573

Real Estate
Rental Properties	31,485,036	24,820,253
Properties under Development	20,098,778	15,695,127
Operating Lease Right-Of-Use Asset	1,265,171	659,620
Deposit	387,118	39,653
Property and Equipment, Net	1,089,680	263,917
Total Assets	$164,664,506	$184,210,143

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$3,555,619	$11,341,789
Deferred Revenue	65,091	728,343
Builder Deposits	-	31,553
Operating Lease Liability	619,355	283,989
Notes Payable	193,645	317,671
Notes Payable - Related Parties	12,088	833,658
Total Current Liabilities	4,445,798	13,537,003

Long-Term Liabilities:
Operating Lease Liability	658,802	383,354
Total Liabilities	5,104,600	13,920,357

Stockholders' Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 250,000,000 shares authorized; 148,507,188 and 87,368,446 shares issued and outstanding on September 30, 2022 and December 31, 2021, respectively	148,507	87,368
Additional Paid in Capital	322,318,500	296,181,977
Accumulated Deficit	(175,407,945)	(148,233,473)
Accumulated Other Comprehensive Income	485,331	341,646
Total Alset Inc. Stockholders' Equity	147,544,393	148,377,518
Non-controlling Interests	12,015,513	21,912,268
Total Stockholders' Equity	159,559,906	170,289,786

Total Liabilities and Stockholders' Equity	$164,664,506	$184,210,143

See accompanying notes to condensed consolidated unaudited financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended on September 30,		Nine Months Ended on September 30,
	2022	2021	2022	2021

Revenue
Rental	$569,791	$133,302	$1,206,273	$155,249
Property	-	3,414,094	1,288,434	$11,870,820
Biohealth	22,154	1,248,171	771,847	4,919,844
Digital Transformation Technology - related party	6,365	-	14,066	-
Other	123,595	-	319,862	-
Total Revenue	721,905	4,795,567	3,600,482	16,945,913
Operating Expenses
Cost of Sales	813,369	2,204,401	2,478,596	8,510,205
General and Administrative	1,979,548	2,539,584	6,500,701	13,466,414
Total Operating Expenses	2,792,917	4,743,985	8,979,297	21,976,619

Operating Losses from Operations	(2,071,012)	51,582	(5,378,815)	(5,030,706)

Other Income (Expense)
Interest Income	(319,768)	22,614	49,271	78,902
Interest Expense	-	(330)	-	(316,615)
Foreign Exchange Transaction Gain (Loss)	132,092	(578,903)	2,617,896	1,842,128
Unrealized Loss on Securities Investment	(11,006,833)	(5,268,531)	(21,773,223)	(35,972,445)
Realized Loss on Securities Investment	(145,122)	(2,515,949)	(6,500,573)	(2,218,988)
(Loss) Gain on Investment on Security by Equity Method	(171,385)	189,696	(387,435)	87,390
Finance Costs	887	(27,798)	(450,000)	(50,871,869)
Other Income	346,591	53,135	897,129	77,591
Total Other Expense, Net	(11,163,538)	(8,126,066)	(25,546,935)	(87,293,906)

Net Loss Income Before Income Taxes	(13,234,550)	(8,074,484)	(30,925,750)	(92,324,612)

Income Tax Benefit (Expense)	153,159	-	(68,955)	(446,757)

Net Loss	(13,081,391)	(8,074,484)	(30,994,705)	(92,771,369)

Net Loss Attributable to Non-Controlling Interest	(1,369,265)	(964,347)	(3,827,934)	(12,771,919)

Net Loss Attributable to Common Stockholders	$(11,712,126)	$(7,110,137)	$(27,166,771)	$(79,999,450)

Other Comprehensive Loss, Net
Unrealized Gain (Loss) on Securities Investment	49,915	(19,060)	40,201	(56,969)
Foreign Currency Translation Adjustment	434,011	(1,238,356)	(3,729,724)	(4,077,987)
Comprehensive Loss	(12,597,465)	(9,331,900)	(34,684,228)	(96,906,325)

Comprehensive Loss Attributable to Non-controlling Interests	(1,183,223)	(1,350,889)	(4,554,792)	(14,264,651)

Comprehensive Loss Attributable to Common Stockholders	$(11,414,242)	$(7,981,011)	$(30,129,436)	$(82,641,674)

Net Loss Per Share - Basic and Diluted	$(0.08)	$(0.19)	$(0.22)	$(4.14)

Weighted Average Common Shares Outstanding - Basic and Diluted	148,507,188	38,030,098	124,122,891	19,785,922

See accompanying notes to condensed consolidated unaudited financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset Inc. Stockholders' Equity	Non-Controlling Interests	Total Stockholders' Equity
Balance at January 1, 2022	-	$-	-	$-	87,368,446	$87,368	$296,181,977	$341,646	$(148,233,473)	$148,377,518	$21,912,268	$170,289,786

Issuance of Stock by Exercising Warrants	-	-	-	-	15,819,452	15,820	(11,925)	-	-	3,895	-	3,895

Convert Related Party Note to Common Stock	-	-	-	-	10,000,000	10,000	6,203,000	-	-	6,213,000	-	6,213,000

Deconsolidate Alset Capital Acquisition	-	-	-	-	-	-	17,160,800	-	-	17,160,800	2,227,744	19,388,544

Gain from Purchase of DSS Stock	-	-	-	-	-	-	737,572	-	-	737,572	-	737,572

Beneficial Conversion Feature Intrinsic Value, Net	-	-	-	-	-	-	450,000	-	-	450,000	-	450,000

Change in Non-Controlling Interests	-	-	-	-	-	-	(316,459)	459,069	-	142,610	(142,610)	-

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(7,027)	-	(7,027)	(2,096)	(9,123)

Foreign Currency Translations	-	-	-	-	-	-	-	(499,967)	-	(499,967)	(149,173)	(649,140)

Net Loss	-	-	-	-	-	-	-	-	(6,467,286)	(6,467,286)	(1,463,167)	(7,930,453)

Balance at March 31, 2022	-	-	-	-	113,187,898	113,188	320,404,965	293,721	(154,700,759)	166,111,115	22,382,966	188,494,081

Issuance of Common Stock					35,319,290	$35,319	$(35,319)	-	-	-	-	-

Change in Valuation on Investment	-	-	-	-	-	-	(2,624,585)	-	-	(2,624,585)	(206,377)	(2,830,962)

Change in Non-Controlling Interests	-	-	-	-	-	-	4,557,454	3,266,996	-	7,824,450	(7,824,450)	-

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(505)	-	(505)	(86)	(591)

Foreign Currency Translations	-	-	-	-	-	-	-	(3,002,167)	-	(3,002,167)	(512,428)	(3,514,595)

Net Loss	-	-	-	-	-	-	-	-	(8,987,359)	(8,987,359)	(995,502)	(9,982,861)

Balance at June 30, 2022	-	-	-	-	148,507,188	148,507	322,302,515	558,045	(163,688,118)	159,320,949	12,844,123	172,165,072

Change in Non-Controlling Interests	-	-	-	-	-	-	15,985	(486,134)	-	(470,149)	470,149	-

Change in Unrealized Gain on Investment	-	-	-	-	-	-	-	42,642	-	42,642	7,273	49,915

Foreign Currency Translations	-	-	-	-	-	-	-	370,778	-	370,778	63,233	434,011

Net Loss	-	-	-	-	-	-	-	-	(11,719,827)	(11,719,827)	(1,369,265)	(13,089,092)

Balance at September 30, 2022	-	$-	-	$-	148,507,188	$148,507	$322,318,500	$485,331 #	$(175,407,945)	$147,544,393	$12,015,513	$159,559,906

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset Inc. Stockholders’ Equity	Non-Controlling Interests	Total Stockholders' Equity
Balance at January 1, 2021 (As Combined)	-	$-	-	$-	8,570,000	$8,570	$102,729,944	$2,143,338	$(44,910,297)	$59,971,555	$38,023,260	$97,994,815

Issuance of Stock for Services	-	-	-	-	10,000	10	60,890	-	-	60,900	-	60,900

Transactions under Common Control	-	-	-	-	-	-	(57,190,499)	-	-	(57,190,499)	-	(57,190,499)

Sale of Vivacitas to Related Party	-	-	-	-	-	-	2,279,872	-	-	2,279,872	-	2,279,872

Purchase Stock of True Partner from Related Party	-	-	-	-	-	-	3,274,060	-	-	3,274,060	-	3,274,060

Beneficial Conversion Feature Intrinsic Value, Net	-	-	-	-	-	-	50,770,192	-	-	50,770,192	-	50,770,192

Subsidiary's Issuance of Stock	-	-	-	-	-	-	46,099	-	-	46,099	34,677	80,776

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	142,675.00	-	-	142,675	107,325	250,000

Change in Non-Controlling Interest	-	-	-	-	-	-	76,412	(39,067)	-	37,345	(37,345)	-

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(1,135)	-	(1,135)	(852)	(1,987)

Foreign Currency Translations	-	-	-	-	-	-	-	(1,010,527)	-	(1,010,527)	(758,913)	(1,769,440)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	-	-	(82,250)	(82,250)

Net Loss	-	-	-	-	-	-	-	-	(6,238,449)	(6,238,449)	(3,569,112)	(9,807,561)

Balance at March 31, 2021	-	-	-	-	8,580,000	8,580	102,189,645	1,092,609	(51,148,746)	52,142,088	33,716,790	85,858,878

Issuance of Common Stock					8,389,324	8,389	39,260,191	-	-	39,268,580	-	39,268,580

Change Common stock to Series A Preferred Stock	6,380	6	-	-	(6,380,000)	(6,380)	6,374	-	-	-	-	-

Issuance of Series B Preferred Stock			2,132	2	-	-	12,999,998	-	-	13,000,000	-	13,000,000

Convert Preferred Stock Series A and B to Common	(6,380)	(6)	(2,132)	(2)	8,512,000	8,512	(8,503)	-	-	-	-	-

Change in Non-Controlling Interest	-	-	-	-			(2,885,117)	(343,225)	-	(3,228,342)	3,228,342	-

Convertible Note to Stock	-	-	-	-	9,163,965	9,164	51,217,402	-	-	51,226,566	-	51,226,566

Subsidiary's Issuance of Stock	-	-	-	-	-	-	1,961,349	-	-	1,961,349	784,100	2,745,449

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	21,432	-	-	21,432	8,568	30,000

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(25,663)	-	(25,663)	(10,259)	(35,922)

Foreign Currency Translations	-	-	-	-	-	-	-	(764,544)	-	(764,544)	(305,647)	(1,070,191)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	-	-	(1,069,250)	(1,069,250)

Net Loss	-	-	-	-	-	-	-	-	(66,650,864)	$(66,650,864)	(8,238,460)	(74,889,324)

Balance at June 30, 2021	-	-	-	-	28,265,289	28,265	204,762,770	(40,823)	(117,799,610)	86,950,602	28,114,184	115,064,786

Issuance of Common Stock	-	-	-	-	17,456,490	17,457	33,871,847	-	-	33,889,304		33,889,304

Subsidiary's Issuance of Stock	-	-	-	-	-	-	166,655	-	-	166,655	55,256	221,911

Change in Non-Controlling Interest	-	-	-	-	-	-	(910,067)	(17,070)	-	(927,137)	(1,272,853)	(2,199,990)

Deconsolidate American Pacific Bancorp Inc.	-	-	-	-	-	-	28,287,920	-	-	28,287,920	(383,063)	27,904,857

Exercise American Premium Water Corp. Warrant to Purchase Stock	-	-	-	-	-	-	454,355	-	-	454,355	150,645	605,000

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(14,314)	-	(14,314)	(4,746)	(19,060)

Foreign Currency Translations	-	-	-	-	-	-	-	(930,005)	-	(930,005)	(308,351)	(1,238,356)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	-	-	(246,750)	(246,750)

Net Loss	-	-	-	-	-	-	-	-	(7,110,137)	(7,110,137)	(964,347)	(8,074,484)

Balance at September 30, 2021					45,721,779	$45,722	$266,633,480	$(1,002,212)	$(124,909,747)	$140,767,243	$25,139,975	$165,907,218

See accompanying notes to condensed consolidated unaudited financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	2022	2021

Cash Flows from Operating Activities
Net Loss from Operations	$(30,994,705)	$(92,771,369)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	533,820	85,354
Amortization of Right-Of-Use Asset	529,418	284,730
Amortization of Debt Discount	450,000	50,871,869
Shared-based Compensation & Expense	-	134,192
Impairment of Promissory Note	-	421,754
Foreign Exchange Transaction Gain	(2,617,896)	(1,842,128)
Unrealized Loss on Securities Investment	21,773,223	35,972,445
Realized Loss on Securities Investment	6,500,573	2,218,988
Loss on Exchange of Investment Securities	446,104	-
PPP Loan Forgiveness	(68,502)	-
Director Compensation Adjustment	(1,185,251)	-
Loss (Gain) on Equity Method Investment	387,435	(87,390)
Changes in Operating Assets and Liabilities
Real Estate	(5,420,208)	4,878,334
Account Receivables	(198,375)	(767,987)
Prepaid Expense	830,294	(8,412)
Trading Securities	(7,466,912)	(2,419,797)
Inventory	10,880	37,368
Accounts Payable and Accrued Expenses	(8,845,706)	(1,217,298)
Other Receivable - Related Parties	(1,746,279)	-
Accrued Interest - Related Parties	-	306,438
Deferred Revenue	(663,252)	(1,302,086)
Operating Lease Liability	(554,937)	(263,584)
Builder Deposits	(31,553)	(1,017,400)
Net Cash Used in Operating Activities	(28,331,829)	(6,485,979)

Cash Flows from Investing Activities
Loan Receivable - Related Party	694,878	-
Purchase of Fixed Assets	(210,319)	(220,712)
Purchase of Real Estate Properties	(6,057,493)	(11,081,491)
Real Estate Improvements	(1,082,225)	-
Purchase of Investment Securities	(8,479,968)	(19,308,318)
Proceeds from Investment Securities	103,809	110,718
Sales of Investment Securities to Related Party	-	2,480,000
Cash Loss of Deconsolidation of American Pacific Bancorp Inc.	-	(1,235,953)
Issuing Loan Receivable - Related Party	-	(327,603)
Proceeds from Loan Receivable - Related Party	-	840,000
Net Cash Used in Investing Activities	(15,031,318)	(28,743,359)

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	6,213,000	73,157,884
Proceeds from Exercise of Subsidiary Warrants	-	2,975,194
Proceeds from Sale of Subsidiary Shares	-	280,000
Dividend Paid on Subsidiary Preferred Stock	-	(73,750)
Borrowing from PPP Loan	-	68,502
Distribution to Non-controlling Interest Shareholders	-	(1,398,250)
Repayment to Notes Payable	(216,867)	(695,635)
Proceeds from Note Payable - Related Parties	-	5,545,495
Repayment to Notes Payable - Related Parties	-	(2,622,400)
Net Cash Provided by Financing Activities	5,996,133	77,237,040

Net (Decrease) Increase in Cash and Restricted Cash	(37,367,014)	42,007,702
Effects of Foreign Exchange Rates on Cash	(199,339)	(802,048)
Cash and Restricted Cash - Beginning of Year	60,802,179	31,735,479
Cash and Restricted Cash- End of Period	$23,235,826	$72,941,133
Cash	22,605,541	67,944,590
Restricted Cash	630,285	4,996,543
Total Cash and Restricted Cash	23,235,826	72,941,133

Supplementary Cash Flow Information
Cash Paid for Interest	$2,420	$17,659
Cash Paid for Taxes	$-	$446,757

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized Gain (Loss) on Investment	$777,773	$(56,969)
Initial Recognition of ROU / Lease Liability	$1,134,969	$256,928
Acquiring True Partner Stock	$-	$10,003,689
Sale of Investment in Vivacitas to Related Party	$-	$2,279,872
Deconsolidate Alset Capital Acquisition	$16,557,582	$-
Intrinsic Value of BCF	$450,000	$(50,770,192)
Issuance of Stock by Exercising Warrants	$3,895	$-
Transactions under Common Control	$-	$57,190,499
Convert Related Party Note Payable to Common Stock	$6,213,000	$64,226,566
American Pacific Bancorp Inc. Deconsolidation	$-	$27,904,857
Gain from Exercise of American Premium Water Warrant	$-	$605,000
Purchase of Fixed Asset with Promissory Note	$-	$95,000

See accompanying notes to condensed consolidated unaudited financial statements.

Alset Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Alset Inc. (the “Company” or “AEI”), formerly known as Alset EHome International Inc. and HF Enterprises Inc., was incorporated in the State of Delaware on March 7, 2018 and 1,000 shares of common stock was issued to Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company. On October 4, 2022, through a merger transaction, the Company was reincorporated in Texas. AEI is a diversified holding company principally engaged through its subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. The Company manages its principal businesses primarily through its subsidiary, Alset International Limited (“Alset International”, f.k.a. Singapore eDevelopment Limited), a company publicly traded on the Singapore Stock Exchange.

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

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of September 30, 2022 and December 31, 2021, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under AEI	State or other jurisdiction of incorporation or organization	September 30, 2022		December 31, 2021
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.4		76.8
Singapore Construction & Development Pte. Ltd.	Singapore	85.4		76.8
Art eStudio Pte. Ltd.	Singapore	43.6	*	39.2	*
Singapore Construction Pte. Ltd.	Singapore	85.4		76.8
Global BioMedical Pte. Ltd.	Singapore	85.4		76.8
Alset Innovation Pte. Ltd.	Singapore	85.4		76.8
Health Wealth Happiness Pte. Ltd.	Singapore	85.4		76.8
SeD Capital Pte. Ltd.	Singapore	85.4		76.8
LiquidValue Asset Management Pte. Ltd.	Singapore	85.4		76.8
Alset Solar Limited	Hong Kong	85.4		76.8
Alset F&B One Pte. Ltd	Singapore	76.9		69.2
Global TechFund of Fund Pte. Ltd.	Singapore	100		76.8
Singapore eChainLogistic Pte. Ltd.	Singapore	100		76.8
BMI Capital Partners International Limited.	Hong Kong	85.4		76.8
SeD Perth Pty. Ltd.	Australia	85.4		76.8
SeD Intelligent Home Inc.	United States of America	85.4		76.8
LiquidValue Development Inc.	United States of America	85.4		76.8
Alset EHome Inc.	United States of America	85.4		76.8
SeD USA, LLC	United States of America	85.4		76.8
150 Black Oak GP, Inc.	United States of America	85.4		76.8
SeD Development USA Inc.	United States of America	85.4		76.8
150 CCM Black Oak, Ltd.	United States of America	85.4		76.8
SeD Texas Home, LLC	United States of America	85.4		76.8
SeD Ballenger, LLC	United States of America	85.4		76.8
SeD Maryland Development, LLC	United States of America	71.4		64.2
SeD Development Management, LLC	United States of America	72.6		65.3
SeD Builder, LLC	United States of America	85.4		76.8
GigWorld Inc.	United States of America	100		76.6
HotApp BlockChain Pte. Ltd.	Singapore	100		76.6
HotApp International Limited	Hong Kong	100		76.6
HWH International, Inc. (Delaware)	United States of America	85.4		76.8
Health Wealth & Happiness Inc.	United States of America	85.4		76.8
HWH Multi-Strategy Investment, Inc.	United States of America	85.4		76.8
SeD REIT Inc.	United States of America	85.4		76.8
Gig Stablecoin Inc.	United States of America	100		76.6
HWH World Inc. (Delaware)	United States of America	100		76.6
HWH World Pte. Ltd.	Singapore	85.4		76.6
UBeauty Limited	Hong Kong	85.4		76.8
WeBeauty Korea Inc	Korea	85.4		76.8
HWH World Limited	Hong Kong	85.4		76.8
HWH World Inc.	Korea	85.4		76.8
Alset BioHealth Pte. Ltd.	Singapore	-		76.8
Alset Energy Pte. Ltd.	Singapore	-		76.8
GDC REIT Inc. (f.k.a. Alset Payment Inc.)	United States of America	85.4		76.8
Alset World Pte. Ltd.	Singapore	-		76.8
BioHealth Water Inc.	United States of America	85.4		76.8

Impact BioHealth Pte. Ltd.	Singapore	85.4		76.8
American Home REIT Inc.	United States of America	85.4		76.8
Alset Solar Inc.	United States of America	68.3		61.5
HWH KOR Inc.	United States of America	85.4		76.8
Open House Inc.	United States of America	100		76.8
Open Rental Inc.	United States of America	100		76.8
Hapi Cafe Inc. (Nevada)	United States of America	100		76.8
Global Solar REIT Inc.	United States of America	100		76.8
OpenBiz Inc.	United States of America	100		76.8
Hapi Cafe Inc. (Texas)	United States of America	85.4		100
HWH (S) Pte. Ltd.	Singapore	85.4		76.8
True Partner International Limited	Hong Kong	-		100
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
EPowerTech Inc.	United States of America	100		100
Alset EPower Inc.	United States of America	100		100
AHR Asset Management Inc.	United States of America	85.4		76.8
HWH World Inc. (Nevada)	United States of America	85.4		76.8
Alset F&B Holdings Pte. Ltd.	Singapore	85.4		76.8
Credas Capital Pte. Ltd.	Singapore	42.7	*	38.4	*
Credas Capital GmbH	Switzerland	42.7	*	38.4	*
Smart Reward Express Limited	Hong Kong	50.0		38.3	*
AHR Texas Two LLC	United States of America	85.4		76.8
AHR Black Oak One LLC	United States of America	85.4		76.8
Hapi Air Inc.	United States of America	92.7		88.4
AHR Texas Three, LLC	United States of America	85.4		76.8
Alset Capital Pte. Ltd.	Singapore	100		100
Hapi Cafe Korea, Inc.	Korea	85.4		100
Green Energy Inc.	United States of America	100		100
Green Energy Management Inc.	United States of America	100		100
Alset Metaverse Inc.	United States of America	97.2		95.6
Alset Management Group Inc.	United States of America	83.4		88.2
Alset Acquisition Sponsor, LLC	United States of America	93.4		79.6
Alset Capital Acquisition Corp.	United States of America	23.4		79.6
Alset Spac Group Inc.	United States of America	93.4		79.6
Alset Mining Pte. Ltd.	Singapore	85.4		-
Alset Inc.	United States of America	100		-
Hapi Travel Pte. Ltd.	Singapore	85.4		-
Hapi WealthBuilder Pte. Ltd.	Singapore	85.4		-
HWH Marketplace Pte. Ltd.	Singapore	85.4		-
HWH International Inc. (Nevada)	United States of America	85.4		-
Hapi Cafe SG Pte. Ltd.	Singapore	85.4		-
Alset Reits Inc.	United States of America	100		-
Robotic gHome Inc.	United States of America	76.9		-
HWH Merger Sub, Inc.	United States of America	85.4		-
Alset Home REIT Inc.	United States of America	100		-

*	Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

Transactions between Entities under Common Control

On March 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, for four proposed transactions, consisting of (i) purchase of certain warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International Limited, which was valued at $28,363,966; (ii) purchase of all of the issued and outstanding stock of LiquidValue Development Pte Ltd. (“LVD”), which was valued at $173,395; (iii) purchase of 62,122,908 ordinary shares in True Partner Capital Holding Limited (HKG: 8657) (“True Partner”), which was valued at $6,729,629; and (iv) purchase of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”), which was valued at $28,653,138. The total amount of above four transactions was $63,920,129, payable on the Closing Date by the Company, in the convertible promissory notes (“Alset CPNs”), which, subject to the terms and conditions of the Alset CPNs and the Company’s shareholder approval, shall be convertible into shares of the Company’s common stock (“AEI Common Stock”), par value $0.001 per share, at the conversion price of AEI’s Stock Market Price. AEI’s Stock Market Price was $5.59 per share, equivalent to the average of the five closing per share prices of AEI’s Common Stock preceding January 4, 2021 as quoted by Bloomberg L.P. The above four acquisitions from Chan Heng Fai were transactions between entities under common control.

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

AEI’s stock price was $10.03 on March 12, 2021, the commitment date. The Beneficial Conversion Feature (“BCF”) intrinsic value was $50,770,192 for the four convertible promissory notes and was recorded as debt discount of convertible notes after these transactions. The debt discount attributable to the BCF is amortized over the period from issuance to the date that the debt becomes convertible using the effective interest method. If the debt is converted, the discount is amortized to finance the cost in full immediately. On May 13, 2021 and June 14, 2021 all Alset CPNs of $63,920,128 and accrued interest of $306,438 were converted into 2,123 shares of Series B preferred stock and 9,163,965 shares of common stock of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loan. The funds were required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The funds in the escrow account were specifically to be used for the payment of the loan from M&T Bank. The funds were required to remain in the escrow account for the loan payment until the loan agreement terminates. In May 2022 the funds from this escrow account were released and the account closed. As of September 30, 2022 and December 31, 2021, the total balance of these two accounts was $309,145 and $4,399,984, respectively.

As a condition to the loan agreement with National Australian Bank Limited in conjunction with the Perth project, an Australian real estate development project, the Company was required to maintain Australian Dollar 50,000, in a non-interest-bearing account. As of December 31, 2021, the account balance was $36,316. In February 2022 the Company repaid the loan and the funds were subsequently released.

The Company puts money into brokerage accounts specifically for equity investment. As of September 30, 2022 and December 31, 2021, the cash balance in these brokerage accounts was $321,140 and $304,570, respectively.

Account Receivables and Allowance for Doubtful Accounts

Account receivables is stated at amounts due from buyers, contractors, and all third parties, net of an allowance for doubtful accounts. As of September 30, 2022 and December 31, 2021, the balance of account receivables was $171,380 and $39,622, respectively. Approximately $0 and $2,500 of account receivables as of September 30, 2022 and December 31, 2021, respectively, was from DSS with a merchant agreement, under which the Company uses DSS credit card platform to collect money from our direct sales.

The Company monitors its account receivables balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to estimate its allowance for doubtful account receivables. The Company’s allowance for doubtful accounts represents an estimate of the losses expected to be incurred based on specifically identified accounts as well as nonspecific amount, when determined appropriate. Generally, the amount of the allowance is primarily decided by division management’s historical experience, the delinquency trends, the resolution rates, the aging of receivables, the credit quality indicators and financial health of specific customers. As of September 30, 2022 and December 31, 2021, the allowance was $0.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of December 31, 2021, inventory consisted of finished goods from HWH World Inc. As of September 30, 2022, inventory consisted of finished goods from HWH World Inc. and Hapi Cafe Korea Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

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

On April 12, 2021 a subsidiary of the Company acquired 6,500,000 common shares of Value Exchange International, Inc. (“Value Exchange International”), an OTC listed company, for an aggregate subscription price of $650,000. As of September 30, 2022, the Company, through subsidiaries, owned approximately 18.1% of Value Exchange International. The stock’s fair value was determined by reference to quoted stock prices.

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

●	The Company has significant influence over DSS. As of September 30, 2022 and December 31, 2021, the Company owned approximately 45.18% and 24.9% of the common stock of DSS, respectively. Our CEO is a stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS. William Wu, Wong Shui Yeung and Joanne Wong Hiu Pan, directors of the Company, are each also directors of DSS.

●	The Company has significant influence over Holista as the Company and its CEO are the beneficial owner of approximately 15.5% of the outstanding shares of Holista and our CEO held a position on Holista’s Board of Directors until June of 2021.

●	The Company has significant influence over APM as the Company is the beneficial owner of approximately 0.8% of the common shares of APM and two officers of the Company and one member of our Board also serve on APM’s Board of Directors.

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of September 30, 2022 and December 31, 2021, AMRE was a private company. Based on management’s analysis, the fair value of the AMRE warrants was $0 as of December 31, 2021. In March 2022 both loans, together with warrants were converted into common shares of AMRE. After the conversion, the Company owns approximately 15.8% of AMRE.

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

The Company accounts for certain of its investments in funds without readily determinable fair values in accordance with ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“2015-07”). In the first six months of 2022 the Company invested $100,000 in Class A Shares of Novum Alpha Global Opportunity Digital Asset Fund I SP, a segregated portfolio of Novum Alpha SPC (“Novum Alpha Fund”). This fund invests in long-short digital assets. The Company subscribed in participating shares which are redeemable and non-voting. The Company closed the fund in July 2022 recording $74,827 loss on this investment.

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matures on October 12, 2022, with automatic three-month extension. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of September 30, 2022 and December 31, 2021 LVAML owes $3,032,185 and $2,987,039, respectively.

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

On September 30, 2020, the Company acquired 3,800 shares, representing the ownership of approximately 19%, from HWH World Company Limited (f.k.a. Hyten Global (Thailand) Co., Ltd.) (“HWH World Co.”), a private company, at a purchase price of $42,562.

During 2021, the Company invested $19,609 in K Beauty Research Lab Co., Ltd (“K Beauty”) for 18% of such company. K Beauty was established for sourcing, developing and producing variety of Korea-made beauty products as well as Korea - originated beauty contents for the purpose of distribution to HWH’s membership distribution channel.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company, owns 15.8% of American Medical REIT Inc. (“AMRE”) as of September 30, 2022, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our Chairman and CEO, is the executive chairman and director of AMRE. DSS, of which we own 45.2% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence on AMRE.

Joint Venture with Novum

On April 20, 2021, one of Company’s indirect subsidiaries, SeD Capital Pte. Ltd. (“SeD Capital”), entered into a joint venture agreement with a digital asset management firm Novum Alpha Pte Ltd (“Novum”). Pursuant to this agreement, SeD Capital will own 50% of the issued and paid-up capital in the joint venture company, Credas Capital Pte. Ltd. (“Credas”) with the remaining 50% shareholding stake held by Novum. On the condensed consolidated balance sheet, the prorate loss from Credas was not recorded as a liability because the Company is not liable for the obligations of Credas and has not committed to provide additional financial support.

American Pacific Bancorp, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”) and gained majority ownership in that entity. APB was consolidated into the Company under common control accounting (See Transactions between Entities under Common Control for details). On September 8, 2021 APB sold 6,666,700 shares of Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APB fell below 50% to 41.3% and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. As a result of the deconsolidation, the Company recognized gain of approximately $28.2 million. The gain represents the difference between the fair value of retained equity method investment of $30.8 million and $2.6 million, the Company’s investment percentage of carrying amount of APB’s net assets of $2.9 million. Considering the transaction was between related parties, the Company recorded the gain as additional paid in capital in its equity. From September 8 to December 31, 2021, the investment loss was $51,999. During three and nine months ended September 30, 2022 the investment gain was $419,005 and $579,026, respectively. As of September 30, 2022 and December 31, 2021, the investment in APB was $31,380,155 and $30,801,129, respectively.

Alset Capital Acquisition Corp.

On February 3, 2022, Alset Capital Acquisition Corp. (“Alset Capital”), a special purpose acquisition company (SPAC) sponsored by the Company and certain affiliates, closed its initial public offering of 7,500,000 units at $10.00 per unit (the “Offering”). At the same time the exercise of underwriters’ over-allotment option of additional 1,125,000 units closed. The Company is majority owner of Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital. On February 3, 2022, the Sponsor purchased 473,750 units pursuant to a private placement for a purchase price of $4,737,500. Previously, the Sponsor had purchased 2,156,250 shares of Class B common stock pursuant to a private placement for a purchase price of $25,000. After the Offering the Company holds 23.4% of Alset Capital. Chan Heng Fai, the Chairman and CEO of the Company, is the CEO and director of Alset Capital. In June 2022, the Company made an adjustment of $2,830,961 to Additional Paid in Capital and the fair value of investment in Alset Capital, and reversed the previously recorded unrealized loss of $237,578, because of the change of valuation methods of the investment on Class B Common Stock and units the company held. Initially, the Company used market trading prices of Class A common stock and units to calculate the fair value of these investment securities and recorded $237,578 unrealized loss on security investment during three months ended March 31, 2022. In June 2022, the Company determined the fair value of Class B common shares and units by using a put option model and a Monte Carlo simulation considering some restrictions and risks related to these securities the Company held. During the nine months ended September 30, 2022, the Company recorded investment loss of $82,582 by equity method. On September 30, 2022 the Company purchased the remaining 10% ownership in the Sponsor for $476,250 and currently owns 100% of it. The Company’s investment in Alset Capital was $21,232,707 as of September 30, 2022.

Ketomei Pte Ltd

On June 10, 2021 the Company’s indirect subsidiary Hapi Cafe Inc. (“Hapi Cafe”) lent $76,723 to Ketomei Pte Ltd (“Ketomei”). On March 21, 2022 Hapi Cafe entered into an agreement pursuant to which the principal of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested an additional $179,595 in Ketomei. After the conversion and fund investment the Company now holds 28% of Ketomei. Ketomei is in the business of selling cooked food and drinks. During three and nine months ended September 30, 2022 the investment loss was $5,937 and $38,996, respectively. Investment in Ketomei was $217,321 at September 30, 2022.

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

The Company invested $50,000 in a convertible promissory note of Sharing Services Global Corporation (“Sharing Services Convertible Note”), a company quoted on the US OTC market. The value of the convertible note is estimated by management using a Black-Scholes valuation model. The fair value of the note was $9,799 on December 31, 2021. The note was redeemed on July 14, 2022 and $50,000 principal together with $28,636 accrued interests were received from Sharing Services.

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26 per common share of Vector Com. As of September 30, 2022, our management estimated the fair value of the note to be $88,599, the initial transaction price.

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

HWH World Company Limited

HWH World Co. is a direct sales company in Thailand. The Company has a 19% ownership and loaned $187,500 with zero interest and due on demand, to HWH World Co. The current level of equity in HWH World Co. is not sufficient to determine if HWH World Co. can operate on its own without additional subordinated financial support. The Company has a variable interest in HWH World Co., however, the Company is not deemed to absorb losses or receive benefits that could potentially be significant to HWH World Co. Ltd. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseeing and controlling the management. The power to direct the activities are held by the manager in Thailand who owns 51% of the HWH World Co. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On September 30, 2022 and December 31, 2021 variable interest and amount receivable in the non-consolidated VIE was $236,699 and $236,699, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE. The Company applied ASC 321 and measured HWH World Co. investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

American Medical REIT Inc.

In 2021 the Company owned 3.4% of AMRE and made a loan in the amount of $8,350,000 to AMRE, as well as two loans of $200,000 each, all with 8% per annum interest rate. One of the $200,000 loans was due on March 3, 2022, the other one is due on October 29, 2024. The $8,350,000 loan is due on November 29, 2023. The Company has a variable interest in AMRE. However, the Company is not deemed to absorb losses or receive benefits that could potentially be significant to AMRE. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseeing and controlling the management. The power to direct these activities are held by the AMRE’s largest shareholder which owns approximately 80.8% of AMRE and AMRE’s management team. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. In March 2022, the Company converted both $200,000 loans and accrued interests, together with accompanying warrants into AMRE common shares. After the conversion the Company owns 15.8% of AMRE. On July 12, 2022, pursuant to Assignment and Assumption Agreement from February 25, 2022, as amended on July 12, 2022, the Company sold the $8,350,000 loan, together with accrued interest, to DSS for a purchase price of 21,366,177 shares of DSS’s common stock. The loss from this transaction of $1,089,675 was calculated as the difference between the face value of promissory note together with accrued interest and the fair value of DSS stock on July 12, 2022, and was recorded under Other Expense in Statement of Operations. From July 12 to September 30, 2022, DSS stock was valued under fair market value and a loss of $2,157,984 was booked as unrealized loss on security investment. On September 30, 2022 and December 31, 2021 variable interest and amount receivable in the non-consolidated VIE was $0 and $8,901,285, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE.

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

The Company capitalized construction costs of approximately $2.9 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively. The Company capitalized construction costs of approximately $5.9 million and $3.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

The Company did not record impairment on any of its projects during the three and nine months ended on September 30, 2022 and 2021.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. During the nine months ended September 30, 2022 and the year ended December 31, 2021, the Company signed multiple purchase agreements to acquire 23 and 109 homes, respectively. By September 30, 2022, all of the 132 homes were closed with an aggregate purchase cost of $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during three and nine months ended September 30, 2022 and 2021.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

The Company’s main business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter into sales contracts with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contracts. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger project, which represented approximately 18% and 70%, respectively, of the Company’s revenue in the nine months ended on September 30, 2022 and 2021, is as follows:

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

Rent from tenants is recorded in accordance with the terms of each lease agreement on a straight-line basis over the initial term of the lease. Rental revenue recognition begins when the tenant controls the space and continues through the term of the related lease. Generally, at the end of the lease term, the Company provides the tenant with a one-year renewal option, including mostly the same terms and conditions provided under the initial lease term, subject to rent increases.

The Company defers rental revenue related to lease payments received from tenants in advance of their due dates. These amounts are presented within deferred revenues and other payables on the Company’s condensed consolidated balance sheets.

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the nine months ended September 30, 2022, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from the FFB assessment is not either. During the three months ended on September 30, 2022 and 2021, we recognized revenue of $9,968 and $182,813 from the FFB assessments, respectively. During the nine months ended on September 30, 2022 and 2021, we recognized revenue of $126,055 and $431,458 from the FFB assessments, respectively.

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

The Company collects an annual membership fee from its Distributors. The fee is fixed, paid in full at the time of joining the membership and non-refundable. The membership provides the member access to purchase products at a discount, access to certain back-office services, receive commissions for signing up new members, and attend corporate events. The Company recognizes revenue associated with the membership over the period of the membership. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $65,091 and $728,343 at September 30, 2022 and December 31, 2021, respectively. During 2021, the Company temporarily suspended the sale of its membership as it is focusing on developing new market strategy.

Other Businesses

●	Killiney Kopitiam’s Franchise

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

As of September 30, 2022 and December 31, 2021, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the three and nine months ended on September 30, 2022 and 2021, the Company recorded $0 and $73,292 as stock-based compensation expense.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange gain of $132,092 and $578,903 loss during the three months ended on September 30, 2022 and 2021, respectively. The Company recorded foreign exchange gain of $2,617,896 and $1,842,128 during the nine months ended on September 30, 2022 and 2021, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive gain of $520,339 from foreign currency translation for the three months ended September 30, 2022 and $1,238,356 loss for the three months ended September 30, 2021, in accumulated other comprehensive loss. The Company recorded other comprehensive loss of $3,729,724 from foreign currency translation for the nine months ended September 30, 2022 and $4,077,987 loss for the nine months ended September 30, 2021, in accumulated other comprehensive loss.

Non-controlling interests

Non-controlling interests represent the equity in subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the condensed consolidated statements of operation and comprehensive income, and within equity in the Condensed Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On September 30, 2022 and December 31, 2021, the aggregate non-controlling interests in the Company were $12,015,513 and $21,912,268, respectively.

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

As of September 30, 2022 and December 31, 2021, the capitalized financing costs were $3,247,739.

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

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of September 30, 2022 and December 31, 2021, uninsured cash and restricted cash balances were $20,252,709 and $57,905,303, respectively.

For the three months ended September 30, 2021, two customers accounted for approximately 95%, and 5% of the Company’s property development revenue. For the nine months ended September 30, 2022, three customers accounted for approximately 42%, 10%, and 48% of the Company’s property development revenue. For the nine months ended September 30, 2021, two customers accounted for approximately 96%, and 4% of the Company’s property development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the nine months ended September 30, 2022 and 2021:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Nine Months Ended on September 30, 2022
Revenue	$2,494,707	$14,066	$771,847	$319,862	$3,600,482
Cost of Sales	(1,880,914)	(4,574)	(512,931)	(80,177)	(2,478,596)
Gross Margin	613,793	9,492	258,916	239,685	1,121,886
Operating Expenses	(1,988,323)	(255,764)	(587,051)	(3,669,563)	(6,500,701)
Operating Loss	(1,374,530)	(246,272)	(328,135)	(3,429,878)	(5,378,815)
Other Income (Expense)	26,505	(1,359,913)	(3,535,998)	(20,677,529)	(25,546,935)
Net Loss Before Income Tax	(1,348,025)	(1,606,185)	(3,864,133)	(24,107,407)	(30,925,750)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Nine Months Ended on September 30, 2021
Revenue	$12,026,069	$-	$4,919,844	$-	$16,945,913
Cost of Sales	(8,291,698)	-	(218,507)	-	(8,510,205)
Gross Margin	3,734,371	-	4,701,337	-	8,435,708
Operating Expenses	(901,236)	(173,594)	(3,451,152)	(8,940,432)	(13,466,414)
Operating (Loss) Income	2,833,135	(173,594)	1,250,185	(8,940,432)	(5,030,706)
Other Expense	(9,063)	403,000	(33,960,503)	(53,727,340)	(87,293,906)
Net Loss Before Income Tax	2,824,072	229,406	(32,710,318)	(62,667,772)	(92,324,612)

September 30, 2022
Cash and Restricted Cash	$2,678,530	$389,118	$1,698,868	$18,469,310	$23,235,826
Total Assets	49,820,288	1,273,132	6,074,039	107,497,047	164,664,506

December 31, 2021
Cash and Restricted Cash	$7,493,921	$245,780	$2,629,464	$50,433,014	$60,802,179
Total Assets	55,465,600	2,199,466	11,056,779	115,488,298	184,210,143

5. REAL ESTATE ASSETS

As of September 30, 2022 and December 31, 2021, real estate assets consisted of the following:

	September 30, 2022	December 31, 2021

Construction in Progress	$12,155,652	$8,597,023
Land Held for Development	7,943,126	7,098,104
Rental Properties, net	31,485,036	24,820,253
Total Real Estate Assets	$51,583,814	$40,515,380

Single family residential properties

As of September 30, 2022 and December 31, 2021, the Company owned 132 and 109 Single Family Residential Properties (“SFRs”), respectively. The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $161,182 and $38,533 in the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $474,936 and $53,755 in the nine months ended September 30, 2022 and 2021, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SRFs as of September 30, 2022:

	Number of Homes	Aggregate investment	Average Investment per Home
SFRs	132	$30,998,258	$234,835

6. BUILDER DEPOSITS

In November 2015, SeD Maryland Development, LLC (“SeD Maryland”) entered into lot purchase agreements with NVR, Inc. (“NVR”) relating to the sale of single-family home and townhome lots to NVR in the Ballenger Run Project. The purchase agreements were amended three times thereafter. Based on the agreements, NVR was entitled to purchase 479 lots for a price of approximately $64,000,000, which escalated 3% annually after June 1, 2018.

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On September 30, 2022 and December 31, 2021, there was $0 and $31,553 held on deposit, respectively.

7. NOTES PAYABLE

As of September 30, 2022 and December 31, 2021, notes payable consisted of the following:

	September 30, 2022	December 31, 2021
PPP Loan	-	68,502
Australia Loan	-	162,696
Hire Purchase 1	71,595	86,473
Hire Purchase 2	122,050	-
Total notes payable	$193,645	$317,671

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of September 30, 2022, the outstanding balance of the revolving loan was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process. On March 15, 2022, approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

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

Australia Loan

On January 7, 2017, SeD Perth Pty Ltd (“SeD Perth”) entered into a loan agreement with National Australian Bank Limited (the “Australia Loan”) for the purpose of funding land development. The loan facility provides SeD Perth with access to funding of up to approximately $460,000 and matures on December 31, 2018. The Australia Loan is secured by both the land under development and a pledged deposit of $36,059. This loan is denominated in AUD. Personal guarantees amounting to approximately $500,000 have been provided by our CEO, Chan Heng Fai and by Rajen Manicka, the CEO of Holista CollTech and Co-founder of iGalen Inc. The interest rate on the Australia Loan is based on the weighted average interest rates applicable to each of the business markets facility components as defined within the loan agreement, ranging from 4.12% to 4.86% per annum for the nine months ended September 30, 2021. On September 7, 2017 the Australia Loan was amended to reduce the maximum borrowing capacity to approximately $179,000. During 2020, the terms of the Australia Loan were amended to reflect an extended maturity date of April 30, 2022. This was accounted for as a debt modification. The Company did not pay fees to the National Australian Bank Limited for the modification of the loan agreement. In February 2022, SeD Perth repaid the loan.

Singapore Car Loans

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

On September 22, 2022 Alset International entered into an agreement with United Overseas Bank Limited to purchase additional car for business. The total purchase price of the car, including associated charges, was approximately $182,430. Alset International paid an initial deposit of $66,020 and would make monthly installments of approximately $1,472, including interest of 1.88% per annum, for the 84 months.

8. RELATED PARTY TRANSACTIONS

Personal Guarantees by Directors

As of September 30, 2022 and December 31, 2021, a director of the Company had provided personal guarantees amounting to approximately $0 and $500,000, respectively, to secure external loans from financial institutions for AEI and the consolidated entities.

Purchase of Shares and Warrants from APM

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and warrants to purchase 1,220,390,000 shares with an exercise price of $0.0001 per share, from APM, for an aggregate purchase price of $122,039. We value the APM warrants under level 3 category through a Black Scholes option pricing model and the fair value of the APM warrants were $860,342 as of July 17, 2020, the purchase date, $517,965 as of September 30, 2022 and $1,009,854 as of December 31, 2021. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital at December 31, 2021, as it was a related party transaction.

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

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to LiquidValue Development Pte. Ltd. and its subsidiary LiquidValue Development Limited for the general operations of such entities. As of September 30, 2022 and December 31, 2021, the outstanding balance was approximately $0, and $820,113, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Alset Inc. for the Company’s general operations. The advance was paid back during the year ended December 31, 2021 and as of September 30, 2022 and December 31, 2021, the outstanding balance was $0.

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of September 30, 2022 and December 31, 2021, the outstanding balance was $12,088 and $13,546, respectively.

On August 20, 2020, the Company acquired 30,000,000 common shares from Chan Heng Fai in exchange for a two-year non-interest bearing note of $1,333,429. During the year ended December 31, 2021, the Company paid back all $1,333,429 and as of September 30, 2022 and December 31, 2021 the amount outstanding was $0.

On March 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, for four proposed transactions, consisting of (i) purchase of certain warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International Limited, which was valued at $28,363,966; (ii) purchase of all of the issued and outstanding stock of LiquidValue Development Pte Ltd. (“LVD”), which was valued at $173,395; (iii) purchase of 62,122,908 ordinary shares in True Partner Capital Holding Limited (HKG: 8657) (“True Partner”), which was valued at $6,729,629; and (iv) purchase of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”), which was valued at $28,653,138. The total amount of above four transactions was $63,920,129, payable on the Closing Date by the Company, in the convertible promissory notes (“Alset CPNs”), which, subject to the terms and conditions of the Alset CPNs and the Company’s shareholder approval, shall be convertible into shares of the Company’s common stock (“AEI Common Stock”), at par value of $0.001 per share, at the conversion price of AEI’s Stock Market Price. AEI’s Stock Market Price was $5.59 per share, equivalent to the average of the five closing per share prices of AEI Common Stock preceding January 4, 2021 as quoted by Bloomberg L.P. AEI’s stock price was $10.03 on March 12, 2021, the commitment date. The Beneficial Conversion Feature (“BCF”) intrinsic value was $50,770,192 for the four convertible promissory notes and was recorded as debt discount of convertible notes after the transaction. On May 13 and June 14, 2021 all Alset CPNs of $63,920,128 and accrued interests of $306,438 were converted into 2,123 shares of Series B preferred stock and 9,163,965 shares of common stock of the Company.

On May 14, 2021, the Company borrowed S$7,395,472 Singapore Dollars (equal to approximately $5,545,495 U.S. Dollars) from Chan Heng Fai. The unpaid principal amount of the Loan is due and payable on May 14, 2022 and the Loan has no interest. The loan was paid back in full during 2021 and the outstanding balance was $0 as of September 30, 2022 and December 31, 2021.

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

The Company incurred expenses of $60,000 and $240,000 in the three and nine months ended September 30, 2021, respectively, and $75,000 and $275,000 in the three and nine months ended September 30, 2022, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In 2021, MacKenzie Equity Partners was paid a bonus payment of $120,000. In June 2022, MacKenzie Equity Partners was paid an additional $50,000 bonus payment (as described above). On September 30, 2022 and December 31, 2021, the Company owed this related party $25,000 and $80,000, respectively.

Notes Receivable from Related Party

On March 2, 2020 and on October 29, 2021, LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received two $200,000 Promissory Notes and on October 29, 2021 Alset International received $8,350,000 Promissory Note from American Medical REIT Inc. (“AMRE”), a company which is 15.8% owned by LiquidValue as of September 30, 2022. Chan Heng Fai and Chan Tung Moe are directors of American Medical REIT Inc. The notes carry interest rates of 8% and are payable in two, three years and 25 months, respectively. LiquidValue also received warrants to purchase AMRE shares at the exercise price of $5.00 per share. The amount of the warrants equals to the note principal divided by the exercise price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. In March 2022 the Company converted two $200,000 loans, together with associated warrants into 167,938 common shares of AMRE, and increased its ownership in AMRE from 3.4% to 15.8%. On July 12, 2022, pursuant to Assignment and Assumption Agreement from February 25, 2022, as amended on July 12, 2022, the Company sold the $8,350,000 loan, together with accrued interest, to DSS for a purchase price of 21,366,177 shares of DSS’s common stock. The loss from this transaction of $1,089,675 was calculated as the difference between the face value of promissory note together with accrued interest and the fair value of DSS stock on July 12, 2022, and was recorded under Other Expense in Statement of Operations. From July 12 to September 30, 2022, DSS stock was valued under fair market value and a loss of $2,157,984 was booked as unrealized loss on security investment. As of December 31, 2021, the fair market value of the warrants was $0. The Company accrued $0 and $130,000 interest income as of September 30, 2022 and December 31, 2021, respectively.

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

As of September 30, 2022, the Company provided advances for operation of $236,699 to HWH World Co., a direct sales company in Thailand of which the Company holds approximately 19% ownership.

In the first quarter of 2022, a subsidiary of the Company made a non-interest bearing advance in the amount of $476,250 on behalf of Alset Investment Pte. Ltd., a company 100% owned by one of our directors. Such advance was made in connection with a private placement into Alset Capital Acquisition Corp. by its sponsor, Alset Acquisition Sponsor, LLC. On September 30, 2022 Alset Investment repaid all balance due of $476,250.

In June 2022, Alset International Limited, a subsidiary of the Company, entered into a stock purchase agreement with one of our directors and paid $1,746,279 to one of our directors as the consideration for purchase of 7,276,163 common shares of Value Exchange International. This transaction was terminated under the agreement of both parties thereafter. The director agreed to fully refund the amount of $1,746,279 or to work on a new stock sale deal with the Company in the fourth quarter of 2022.

The Company paid some operating expenses for Alset Capital Acquisition Corp., a special purpose acquisition company of which the Company holds 23.4%. The advances are interest free with no set repayment terms. As of September 30, 2022 and December 31, 2021, the balance of these advances was $0.

On July 28, 2022 Hapi Café Inc. entered into binding term sheet (the “First Term Sheet”) with Ketomei Pte Ltd and Tong Leok Siong Constant, pursuant to which Hapi Café lent Ketomei $41,750. This loan has a 0% interest rate for the first 60 days and an interest rate of 8% per annum afterwards. On August 4, 2022 the same parties entered into another binding term sheet (the “Second Term Sheet”) pursuant to which Hapi Café agreed to lend Ketomei up to S$360,000 Singapore Dollars (equal to approximately $250,500 US Dollars) pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 8%. In addition, pursuant to the Second Term Sheet, the July 28, 2022 loan was modified to include conversion rights. In August 2022, Ketomei drew $29,922 from the loan. As of September 30, 2022, Ketomei owed $71,672 to Hapi Cafe.

Loan to Employees

On November 24, 2020, American Pacific Bancorp. Inc. lent $560,000 to Chan Tung Moe, an officer of one of the subsidiaries of the Company and son of Chan Heng Fai, Chairman and Chief Executive Officer of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 80,000 shares of Alset Inc. On November 24, 2020, American Pacific Bancorp. Inc. lent $280,000 to Lim Sheng Hon Danny, an employee of one of the subsidiaries of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 40,000 shares of Alset Inc. Subsequent to the making of these loans, the Company acquired the majority of the issued and outstanding common stock of American Pacific Bancorp. During the year ended December 31, 2021, both principal and interest, $840,000 and $28,031, of both loans to Chan Tung Moe and Lim Sheng Hong, were fully paid off.

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

On May 12, 2021, the Company entered into an Exchange Agreement with Chan Heng Fai, pursuant to which he converted a note in the amount of $13,000,000 for 2,132 shares of the Company’s newly designated Series B Preferred Stock. Effective upon the filing of the Amendment in June 2021, the Company issued Chan Heng Fai 2,132,000 shares of common stock upon the automatic conversion of all 2,132 outstanding shares of the Company’s Series B Convertible Preferred Stock.

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

The Company also granted the Underwriters a 45-day over-allotment option to purchase up to 808,363 additional shares of Common Stock and/or up to 808,363 additional Series A Warrants to purchase 808,363 shares of Common Stock, and/or up to 808,363 additional Series B warrants to purchase 404,181 shares of Common Stock. The May Offering, including the partial exercise of the Underwriters’ over-allotment option to purchase 808,363 Series A Warrants and 808,363 Series B Warrants, closed on May 13, 2021. During the month of June 2021, Aegis exercised its option to purchase an additional 808,363 common shares at a price of $5.07 per common share and as of September 30, 2022 still holds 808,363 Series B Warrants. Through September 30, 2022, investors exercised 1,364,025 of Series A Warrants and 6,598 of Series B Warrants. As a result of the May Offering and subsequent exercise notice received for the pre-funded units and warrants, the Company issued 8,487,324 common shares. As a result of the May Offering and subsequent exercise notice received for the pre-funded units and warrants, and the net proceeds to the Company were $39,765,440.

The Company incurred approximately $88,848 in expenses related to the May Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the May Offering and warrants exercised as of September 30, 2022.

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

The following table presents net funds received from the July Offering and warrants exercised as of September 30, 2022.

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

The Pre-funded Warrants were offered and sold to purchasers whose purchase of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering. Each Pre-funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. At September 30, 2022, 31,076,666 warrants were exercised, some in cashless exercise transactions.

The Company incurred approximately $40,621 in expenses related to the December Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the December Offering and warrants exercised as of September 30, 2022.

	Shares	Par value	Amount received
Offering	18,923,334	$18,923	$27,263,673
Exercise of Pre-Funded Units	15,223,333	$15,223	$8,823
Exercise of Underwriter’s Over-Allotment Option	7,500,000	$7,500	$4,115,000
Offering Expenses	-	$-	$(40,621)
Total	41,646,667	$41,647	$31,346,875

On September 30, 2022, there were 148,507,188 common shares issued and outstanding.

The following table summarizes the warrant activity for the nine months ended September 30, 2022.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2021	28,533,147	$1.79	1.88	$-
Warrants Vested and exercisable at December 31, 2021	28,533,147	$1.79	1.88	$-
Granted	-	-
Exercised	(15,843,378)	0.001
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of September 30, 2022	12,689,769	$4.02	3.48	$-
Warrants Vested and exercisable at September 30, 2022	12,689,769	$4.02	3.48	$-

GigWorld Inc. Sale of Shares

During the nine months ended September 30, 2021, the Company sold 280,000 shares of GigWorld to international investors for the amount of $280,000, which was booked as addition paid-in capital. The Company held 505,381,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of GigWorld’s total outstanding shares.

During the nine months ended September 30, 2021, the sales of GigWorld’s shares were de minimis compared to its outstanding shares and did not change the minority interest.

Distribution to Minority Shareholder

During the nine months ended September 30, 2021, SeD Maryland Development LLC Board approved the payment distribution plan to members and paid $1,398,250 in distribution to the minority shareholder.

Changes of Ownership of Alset International

In the year ended December 31, 2021, Alset International issued 1,721,303,416 common shares through warrants exercise with exercise price of approximately $0.04 per share and received $60,300,464 cash, which included approximately $58 million from Alset Inc. to exercise its warrants to purchase Alset International common shares. The warrant exercise transactions between Alset Inc. and Alset International were intercompany transactions and only affected change in non-controlling interest on the condensed consolidated statements of stockholders’ equity. During the year ended December 31, 2021, the stock-based compensation expense of Alset International was $73,292 with the issuance of 1,500,000 shares to an officer. In nine months ended September 30, 2022 the Company purchased 6,670,200 shares of Alset International from the market.

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

Due to these transactions the Company’s ownership of Alset International changed from 76.8% as of December 31, 2021 to 85.4% as of September 30, 2022.

Promissory Note Converted into Shares

On December 13, 2021 the Company entered into a Securities Purchase Agreement with Chan Heng Fai for the issuance and sale of a convertible promissory note in favor of Chan Heng Fai, in the principal amount of $6,250,000. The note bears interest of 3% per annum and was due on the earlier of December 31, 2024 or when declared due and payable by Chan Heng Fai. The note could be converted in part or whole into common shares of the Company at the conversion price of $0.625 or into cash. The loan closed on January 26, 2022 after all closing conditions were met. Chan Heng Fai opted to convert all of the amount of such note into 10,000,000 shares of the Company’s common stock, which shares were issued on January 27, 2022.

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

10. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one or two years. Future minimum rental revenue under existing leases on our properties at September 30, 2022 in each calendar year through the end of their terms are as follows:

2022	$552,644
2023	856,590
2024	7,450
Total Future Receipts	$1,416,684

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended September 30, 2022 and 2021, property management fees incurred by the property managers were $28,890 and $6,390, respectively. For the nine months ended September 30, 2022 and 2021, property management fees incurred by the property managers were $60,390 and $7,380, respectively. For the three months ended September 30, 2022 and 2021, leasing fees incurred by the property managers were $36,420 and $31,580, respectively. For the nine months ended September 30, 2022 and 2021, leasing fees incurred by the property managers were $149,625 and $47,805, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2022	$(90,031)	$(367,895)	$799,572	$341,646

Other Comprehensive Income	(7,027)	(499,967)	459,069	(47,925)

Balance at March 31, 2022	$(97,058)	$(867,862)	$1,258,641	$293,721

Other Comprehensive Income	(505)	(3,002,167)	3,266,996	264,324

Balance at June 30, 2022	$(97,563)	$(3,870,029)	$4,525,637	$558,045

Other Comprehensive Income	42,642	370,778	(486,134)	(72,714)

Balance at September 30, 2022	$(54,921)	$(3,499,251)	$4,039,503	$485,331

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2021	$(48,758)	$2,258,017	$(65,921)	$2,143,338

Other Comprehensive Income	(1,135)	(1,010,527)	(39,067)	(1,050,729)

Balance at March 31, 2021	$(49,893)	$1,247,490	$(104,988)	$1,092,609

Other Comprehensive Income	(25,663)	(764,544)	(343,225)	(1,133,432)

Balance at June 30, 2021	$(75,556)	$482,946	$(448,213)	$(40,823)

Other Comprehensive Income	(14,314)	(930,005)	(17,070)	(961,389)

Balance at September 30, 2021	$(89,870)	$(447,059)	$(465,283)	$(1,002,212)

12. INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021:

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
September 30, 2022
Assets
Investment Securities- Fair Value	$76,264,051	$18,184,407	$-	$-	$18,184,407
Investment Securities- Trading	2,387,149	11,894,002	-	-	11,894,002
Convertible Note Receivable	138,599	-	-	88,599	88,599
Warrants - American Premium Mining	696,791	-	-	517,965	517,965

Total	$79,486,590	$30,078,409	$-	$606,564	$30,684,973

Total Investment in securities at Fair Value					30,684,973

	Amount at	Fair Value Measurement Using			Amount at
	Cost	Level 1	Level 2	Level 3	Fair Value
December 31, 2021
Assets
Investment Securities- Fair Value	$72,000,301	$25,320,694	$-	$-	$25,320,694
Investment Securities- Trading	9,809,778	9,908,077	-	-	9,908,077
Convertible Note Receivable	138,599	-	-	98,398	98,398
Warrants - American Premium Mining	696,791	-	-	1,009,854	1,009,854
Warrants - AMRE	-	-	-	-	-

Total	$82,645,469	$35,228,771	$-	$1,108,252	$36,337,023

Total Investment in securities at Fair Value					36,337,023

Realized loss on investment securities for the nine months ended September 30, 2022 was $6,500,573 and realized loss on investment securities for the nine months ended September 30, 2021 was $2,218,988. Unrealized loss on securities investment was $21,773,223 and $35,972,445 in the nine months ended September 30, 2022 and 2021, respectively. These gains and losses were recorded directly to net income (loss). The change in fair value of the convertible note receivable in the nine months ended September 30, 2022 and 2021 was $40,201 and $56,969, respectively, and was recorded in condensed consolidated statements of stockholders’ equity.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from the local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at September 30, 2022 and December 31, 2021, respectively.

	Share price		Market Value
	9/30/2022	Shares	9/30/2022	Valuation

DSS (Related Party)	$0.256	62,812,264	$16,079,940	Investment in Securities at Fair Value

AMBS (Related Party)	$0.004	20,000,000	$74,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.021	43,326,621	$923,988	Investment in Securities at Fair Value

American Premium Mining (Related Party)	$0.001	354,039,000	$389,443	Investment in Securities at Fair Value

Value Exchange	$0.110	6,518,512	$717,036	Investment in Securities at Fair Value

Trading Stocks			$11,894,002	Investment in Securities at Fair Value

Total Level 1 Equity Securities			$30,078,409

Nervotech	N/A	1,666	$35,958	Investment in Securities at Cost
Hyten Global	N/A	3,800	$42,562	Investment in Securities at Cost
Ubeauty	N/A	3,600	$19,609	Investment in Securities at Cost
Total Equity Securities			$30,176,538

	Share price		Market Value
	12/31/2021	Shares	12/31/2021	Valuation

DSS (Related Party)	$0.672	19,888,262	$13,364,912	Investment in Securities at Fair Value

AMBS (Related Party)	$0.016	20,000,000	$328,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.034	43,626,621	$1,489,179	Investment in Securities at Fair Value

American Premium Mining (Related Party)	$0.002	354,039,000	$778,886	Investment in Securities at Fair Value

True Partner	$0.119	62,122,908	$7,409,717	Investment in Securities at Fair Value

Value Exchange	$0.300	6,500,000	$1,950,000	Investment in Securities at Fair Value

Trading Stocks			$9,908,077	Investment in Securities at Fair Value

Total Level 1 Equity Securities			$35,228,771

Nervotech	N/A	1,666	$37,045	Investment in Securities at Cost
Hyten Global	N/A	3,800	$42,562	Investment in Securities at Cost
Ubeauty	N/A	3,600	$19,609	Investment in Securities at Cost
Total Equity Securities			$35,327,987

DSS convertible preferred stock

During the nine months ended September 30, 2021, Global BioMedical Pte Ltd. converted 42,575 preferred stock of DSS into 6,570,170 common shares of DSS.

Sharing Services Convertible Note

The fair value of the Sharing Services Convertible Note under level 3 category as of December 31, 2021 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2022	December 31, 2021

Dividend yield	-%	0.00%
Expected volatility	-%	138.85%
Risk free interest rate	-%	3.25%
Contractual term (in years)	-	0.76
Exercise price	$-	$0.15

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

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2022 and 2021:

Total
Balance at January 1, 2022	$1,108,252
Total losses	(203,463)
Balance at March 31, 2022	$904,789
Total losses	(591)
Balance at June 30, 2022	$904,198
Total gain	49,915
Balance at September 30, 2022	$954,113

Total
Balance at January 1, 2021	$66,978
Total losses	(1,987)
Balance at March 31, 2021	$64,991
Total losses	(35,922)
Balance at June 30, 2021	$29,069
Total losses	(19,060)
Balance at September 30, 2021	$10,009

The Note was redeemed in July 2022.

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible bond of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of September 30, 2022, the management estimated that the fair value of this note remained unchanged from its initial purchase price.

Warrants

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of AMRE, a related party private company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of September 30, 2022 and December 31, 2021, AMRE was a private company. Based the management’s analysis, the fair value of the warrants was $0 as of December 31, 2021. All warrants were converted into common shares in March 2022.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APM, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of APM for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2021. The Company did not exercise any warrants during nine months ended September 30, 2022. We value APB warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APM was $517,965 as of September 30, 2022 and $1,009,854 as of December 31, 2021.

The fair value of the APM warrants under level 3 category as of September 30, 2022 and December 31, 2021 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2022	December 31, 2021

Stock Price	$0.0011	$0.0022
Exercise price	0.001	0.001
Risk free interest rate	3.94%	1.48%
Annualized volatility	167.9%	186.5%
Year to maturity	7.81	8.58

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

During the three months ended on September 30, 2022 and 2021, NVR purchased 0 and 18 lots, respectively. During the nine months ended on September 30, 2022 and 2021, NVR purchased 3 and 76 lots, respectively. Through September 30, 2022 and December 31, 2021, NVR had purchased a total of 3 and 476 lots, respectively.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of September 30, 2022 and December 31, 2021, the accrued balance due to NVR was $189,475 and $188,125, respectively.

Leases

The Company leases offices in Bethesda, Maryland, Magnolia, Texas, Singapore, Hong Kong and South Korea through leased spaces aggregating approximately 15,811 square feet, under leases expiring on various dates from October 2022 to August 2025. The leases have rental rates ranging from $2,300 to $23,020 per month. Our total rent expense under these office leases was $179,094 and $140,685 in the three months ended September 30, 2022 and 2021, respectively. Our total rent expense under these office leases was $492,034 and $405,677 in the nine months ended September 30, 2022 and 2021, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2021
Singapore - AI	June 2022 to May 2023
Singapore – F&B	October 2021 to October 2024
Singapore – Four Seasons Park	July 2022 to July 2024
Hong Kong	October 2020 to October 2022
South Korea	August 2022 to August 2025
Magnolia, Texas	May 2022 - on month to month basis
Bethesda, Maryland	January 2021 to March 2024

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are 3.9% in 2022 and 2021, which were used as the discount rates. The balances of operating lease right-of-use assets and operating lease liabilities as of September 30, 2022 were $1,265,171 and $1,278,157 respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2021 were $659,620 and $667,343, respectively.

The table below summarizes future payments due under these leases as of September 30, 2022.

For the Years Ended September 30:

2023	645,572
2024	516,273
2025	234,807
Total Minimum Lease Payments	1,396,652
Less: Effect of Discounting	(118,495)
Present Value of Future Minimum Lease Payments	1,278,157
Less: Current Obligations under Leases	(619,355)
Long-term Lease Obligations	$658,802

14. DIRECTORS AND EMPLOYEES’ BENEFITS

Stock Option plans AEI

The Company previously reserved 500,000 shares of common stock under the Incentive Compensation Plan for high-quality executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. This plan is meant to enable such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expand their maximum efforts in the creation of shareholder value. As of September 30, 2022 and December 31, 2021, there have been no options granted. The reservation of shares under the Incentive Compensation Plan was cancelled in May of 2021.

Alset International Stock Option plans

On November 20, 2013, Alset International approved a Stock Option Plan (the “2013 Plan”). Employees, executive directors, and non-executive directors (including the independent directors) are eligible to participate in the 2013 Plan.

The following tables summarize stock option activity under the 2013 Plan for the nine months ended September 30, 2022:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2021	1,061,333	$0.09	3.00	$-
Vested and exercisable at January 1, 2021	1,061,333	$0.09	3.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2021	1,061,333	$0.09	2.00	$-
Vested and exercisable at December 31, 2021	1,061,333	$0.09	2.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of September 30, 2022	1,061,333	$0.09	1.25	$-
Vested and exercisable at September 30, 2022	1,061,333	$0.09	1.25	$-

15. SUBSEQUENT EVENTS

Contract for Sale of Black Oak Lots

On October 28, 2022, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership and an indirect, majority-owned subsidiary of the Company, entered into a Contract for Purchase and Sale and Escrow Instructions (the “Agreement”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of the Agreement, the Seller has agreed to sell all of the approximately 242 single-family detached residential lots comprising a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The lots will be sold at a range of prices, and the Seller will also be entitled to receive a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees are anticipated to be $12,881,000, however, such purchase price will be adjusted accordingly, if the total number of lots increases or decreases prior to the closing of the transactions contemplated by the Agreement.

The closing of the transactions described in the Agreement depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. The Buyer has agreed to purchase the lots in stages, with an estimated closing date of December of 2022 for the first 132 lots to be acquired, with the remainder to be acquired through 2023. Prior to such closing dates, the Buyer shall have a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, the Buyer may decline to proceed with the closing of these transactions.

The Seller shall be required to develop and improve the property at the Seller’s cost pursuant to certain development plans and government regulations prior to the closings described above.

Purchase of Value Exchange International, Inc. Shares

On October 17, 2022, the Company’s subsidiary GigWorld Inc. entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of GigWorld’s Board of Directors and our Chairman, Chief Executive Officer and largest stockholder. Pursuant to the Agreement, GigWorld bought an aggregate of 7,276,163 shares of Value Exchange International, Inc. (“VEII”), a Nevada corporation, for the following purchase prices: (i) $1,733,079.12 for 7,221,163 shares, representing a price of $.24 per share; (ii) $2,314 for 10,000 shares, representing a price of $.2314 per share; (iii) $5,015 for 25,000 shares, representing a price of $.2006 per share; and (iv) $3,326 for 20,000 shares, representing a price of $.1663 per share. Collectively, these purchases represent an aggregate purchase price of $1,743,734.12 for 7,276,163 shares of VEII. Such purchase prices were negotiated between the parties to the Agreement.

Mr. Chan and another member of GigWorld’s Board of Directors, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of our Board of Directors are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung). Following the acquisitions of shares pursuant to the Agreement, the Company now owns a total of 13,834,643 shares of VEII, representing 38.3% of VEII.

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

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage our principal businesses primarily through our 85.4% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas and in Frederick, Maryland in our real estate segment. Recently, the Company expanded its real estate portfolio to single family rental homes, and we currently own 132 homes that are rented or are available for rent. We have designed applications for enterprise messaging and e-commerce software platforms in the United States and Asia in our digital transformation technology business unit. Our biohealth segment includes the sale of consumer products.

As of September 30, 2022, additional interests we held, both directly and indirectly, included a 41.3% equity interest in American Pacific Bancorp Inc., a 15.5% equity interest in Holista CollTech Limited, a 45.2% equity interest in DSS Inc. (“DSS”), an 18.1% equity interest in Value Exchange International, Inc., a 0.8% equity interest in American Premium Mining Corporation., and an interest in Alset Capital Acquisition Corp. (“Alset Capital”). American Pacific Bancorp Inc. is a financial network holding company. Holista CollTech Limited is a public Australian company that produces natural food ingredients (ASX: HCT). DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, direct marketing, commercial lending, securities and investment management, alternative trading, digital transformation, secure living, and alternative energy. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). American Premium Mining Corporation is a publicly traded company that is engaged in crypto-mining (OTCPK: HIPH). Alset Capital is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses and is listed on the Nasdaq (Nasdaq: ACAXU, ACAX, ACAXW and ACAXR).

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

The Company and its majority-owned subsidiary Alset International together own the sole member of Alset Acquisition Sponsor, LLC, the sponsor of Alset Capital.

Alset Capital Acquisition Corp. Merger Agreement with HWH International Inc.

On September 9, 2022, Alset Capital entered into an agreement and plan of merger (the “Merger Agreement”) by and among Alset Capital, HWH International Inc., a Nevada corporation (“HWH”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Alset Capital (“Merger Sub”). Pursuant to the Merger Agreement, a business combination between Alset Capital and HWH will be effected through the merger of Merger Sub with and into HWH, with HWH surviving the merger as a wholly owned subsidiary of Alset Capital (the “Merger”). HWH is an indirect subsidiary of the Company through its subsidiary Alset International Limited. The Merger has not closed as of the date of this Report and is subject to the receipt of the required approval by the stockholders of Alset Capital, the shareholder of HWH and the satisfaction of certain other customary closing conditions.

Name Change

During a Special Meeting of Stockholders on June 6, 2022, the stockholders approved the reincorporation of the Company in Texas and the change of the Company’s name to “Alset Inc.” The management believes that such new name will more fully reflect its current business model.

Recent Business Developments in our Home Rental Business

Recently, the Company expanded its real estate portfolio to single family rental houses. During 2021 and early 2022, the Company, through its subsidiaries, acquired 132 homes in Montgomery and Harris Counties, Texas.

In approximately fifty of the 132 rental homes that were acquired, as part of our commitment to advancing smart and healthy sustainable living, we have installed Tesla PV solar panels and Powerwalls. We are reviewing plans to add solar panels and related technologies to the balance of the single-family rental homes, where feasible. In addition, we have added technologies at many of the single-family rental homes such as (i) smart solar, thermostat, and energy usage controls; (ii) smart lighting controls; (iii) smart locks and security; and (iv) smart home automation devices. We believe these and other technologies will be attractive to renters and we continue to build and pursue strategic, technological partnerships that will assist us as we expand our real estate business to include building homes for rent and building homes for sale in the future.

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

Sale of Certain Lots

On October 28, 2022, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership and an indirect, majority-owned subsidiary of the Company, entered into a Contract for Purchase and Sale and Escrow Instructions (the “Agreement”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of the Agreement, the Seller has agreed to sell all of the approximately 242 single-family detached residential lots comprising a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The lots will be sold at a range of prices, and the Seller will also be entitled to receive a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees are anticipated to be $12,881,000, however, such purchase price will be adjusted accordingly, if the total number of lots increases or decreases prior to the closing of the transactions contemplated by the Agreement.

The closing of the transactions described in the Agreement depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. The Buyer has agreed to purchase the lots in stages, with an estimated closing date of December of 2022 for the first 132 lots to be acquired, with the remainder to be acquired through 2023. Prior to such closing dates, the Buyer shall have a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, the Buyer may decline to proceed with the closing of these transactions.

The Seller shall be required to develop and improve the property at the Seller’s cost pursuant to certain development plans and government regulations prior to the closings described above.

Purchase of Value Exchange International, Inc. Shares

On October 17, 2022, the Company’s subsidiary GigWorld Inc. entered into a Stock Purchase Agreement (the “Agreement”) with Chan Heng Fai, who is the Chairman of GigWorld’s Board of Directors and our Chairman, Chief Executive Officer and largest stockholder. Pursuant to the Agreement, GigWorld bought an aggregate of 7,276,163 shares of Value Exchange International, Inc. (“VEII”), a Nevada corporation, for the following purchase prices: (i) $1,733,079.12 for 7,221,163 shares, representing a price of $.24 per share; (ii) $2,314 for 10,000 shares, representing a price of $.2314 per share; (iii) $5,015 for 25,000 shares, representing a price of $.2006 per share; and (iv) $3,326 for 20,000 shares, representing a price of $.1663 per share. Collectively, these purchases represent an aggregate purchase price of $1,743,734.12 for 7,276,163 shares of VEII. Such purchase prices were negotiated between the parties to the Agreement.

Mr. Chan and another member of GigWorld’s Board of Directors, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of our Board of Directors are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung). Following the acquisitions of shares pursuant to the Agreement, the Company now owns a total of 13,834,643 shares of VEII, representing 38.3% of VEII.

Financial Impact of the COVID-19 Pandemic

Real Estate Projects

The extent to which the COVID-19 pandemic may impact our business will depend on future developments. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March 2020 through the second quarter of 2022, we continued to sell lots at our Ballenger Run project (in Maryland) to NVR for the construction of single-family homes. At this time, all of the lots at Ballenger Run have been sold to NVR, however we continue to complete our development requirements under our agreements with NVR. We do not anticipate that the COVID-19 pandemic will have a material impact on the timing of the completion of our remaining tasks at Ballenger Run.

We have received strong indications that buyers and renters across the country are expressing interest in moving from more densely populated urban areas to the suburbs. We believe this trend, should it continue, will encourage interest in some of our projects.

The COVID-19 pandemic could impact the ability to conduct our operations in a prompt and efficient manner. In 2020, we experienced a slowdown in the construction of a clubhouse at the Ballenger Run project, which was completed behind schedule. We believe this delay was caused in part by policies requiring lower numbers of contractors working in indoor space. The infrastructure design, engineering and construction for the Black Oak project, and other planned projects, could be impacted by the COVID-19 pandemic in the future. In addition, we believe the COVID-19 pandemic could continue to have an impact on supply chains and commodities in the future, which may impact our real estate business by causing increased costs and longer project durations.

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

● Our ability to control our operating expenses as we expand each of our businesses and product and service offerings.

Results of Operations

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

	Three- Months Ended		Nine-months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$721,905	$4,795,567	$3,600,482	$16,945,913
Operating Expenses	$2,792,917	$4,743,985	$8,979,297	$21,976,619
Other Expenses	$11,163,538	$8,126,066	$25,546,935	$87,293,906
Net Loss	$13,081,391	$8,074,484	$30,994,705	$92,771,369

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Real Estate	$569,791	$3,547,396	$(2,977,605)	-84%
Biohealth	22,154	1,248,171	(1,226,017)	-98%
Digital Transformation Technology	6,365	-	6,365	100%
Other	123,595	-	123,595	100%
Total revenue	$721,905	$4,795,567	$(4,073,662)	-85%

	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Real Estate	$2,494,707	$12,026,069	$(9,531,362)	-79%
Biohealth	771,847	4,919,844	(4,147,997)	-84%
Digital Transformation Technology	14,066	-	14,066	100%
Other	319,862	-	319,862	100%
Total revenue	$3,600,482	$16,945,913	$(13,345,431)	-79%

Revenue was $721,905 and $4,795,567 for the three months ended September 30, 2022 and 2021, respectively. Revenue was $3,600,482 and $16,945,913 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in property sales from the Ballenger Project and direct sales from our indirect subsidiary HWH World in the first nine months of 2022 contributed to lower revenue in those periods. In the first nine months of 2022 the last three homes in Ballenger Project were sold. In this project, builders are required to purchase a minimum number of lots based on their applicable sale agreements. We collect revenue from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger project lots, decreased from $182,813 in the three months ended September 30, 2021 to $9,968 in the three months ended September 30, 2022. Income from the sale of FFBs, decreased from $431,458 in the nine months ended September 30, 2021 to $126,055 in the nine months ended September 30, 2022. The decrease is a result of the decreased sale of properties to homebuyers in 2022.

In the second quarter of 2021, the Company started renting homes to tenants. Revenue from this rental business was $569,792 and $133,302 in the three months ended September 30, 2022 and 2021, respectively. Revenue from rental business was $1,206,273 and $155,249 in the nine months ended September 30, 2022 and 2021, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

In recent years, the Company expanded its biohealth segment to the Korean market through one of the subsidiaries of Health Wealth Happiness Pte. Ltd., HWH World Inc (“HWH World”). HWH World operates based on a direct sale model of health supplements. HWH World recognized $22,154 and $1,248,171 in revenue in three months ended September 30, 2022 and 2021, respectively. HWH World recognized $771,847 and $4,919,844 in revenue in nine months ended September 30, 2022 and 2021, respectively. The decrease in revenue from HWH World is caused mainly by decreased sales of annual memberships, as management is in the process of reorganizing its business model in South Korea.

In June 2022 the Company’s subsidiary GigWorld Inc., operating under our Digital Transformation Technology segment, started providing services to its customer in Hong Kong, who is a related party to the Company, generating revenue of $6,365 and $14,066 in the three and nine months ended September 30, 2022, respectively.

The category described as “Other” includes corporate and financial services and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended September 30, 2022 and 2021, the revenue from other businesses was $123,595 and $0, respectively, generated by a Singaporean café shop operated by a subsidiary of the Company. In the nine months ended September 30, 2022 and 2021, the revenue from other businesses was $319,862 and $0, respectively, generated by this Singaporean café shop.

Operating Expenses

The following tables sets forth period-over-period changes in cost of revenues for each of our reporting segments:

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Real Estate	$254,972	$2,166,497	$(1,911,525)	-88%
Biohealth	500,946	37,904	463,042	1,222%
Digital Transformation Technology	1,782	-	1,782	100%
Other	55,669	-	55,669	100%
Total Cost of Revenues	$813,369	$2,204,401	$(1,391,032)	-63%

	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Real Estate	$1,880,914	$8,291,698	$(6,410,784)	-77%
Biohealth	512,931	218,507	294,424	135%
Digital Transformation Technology	4,574	-	4,574	100%
Other	80,177	-	80,177	100%
Total Cost of Revenues	$2,478,596	$8,510,205	$(6,031,609)	-71%

Cost of revenues decreased from $2,204,401 in the three months ended September 30, 2021 to $813,369 in the three months ended September 30, 2022. Cost of revenues decreased from 8,510,205 in the nine months ended September 30, 2021 to $2,478,596 in the nine months ended September 30, 2022. The decrease is a result of the decrease in sales in the Ballenger Run project and HWH World sales. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of revenues to increase as revenue increases.

The gross margin decreased from $2,591,166 to negative $99,165 in the three months ended September 30, 2021 and 2022, respectively. The gross margin decreased from $8,435,708 to $1,121,886 in the nine months ended September 30, 2021 and 2022, respectively. The decrease of gross margin was caused by the decrease in sales in the Ballenger Run project and HWH World sales.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Real Estate	$667,366	$275,681	$391,685	142%
Biohealth	311,416	1,540,570	(1,229,154)	-80%
Digital transformation technology	95,788	104,219	(8,431)	-8%
Other	904,978	619,114	285,864	46%
Total operating expenses	$1,979,548	$2,539,584	$(560,036)	-22%

	Nine Months Ended September 30,		Change
	2022	2021	Dollars	Percentage
Real Estate	$1,988,323	$901,236	$1,087,087	121%
Biohealth	587,051	3,451,152	(2,864,101)	-83%
Digital transformation technology	255,764	173,594	82,170	47%
Other	3,669,563	8,940,432	(5,270,869)	-59%
Total operating expenses	$6,500,701	$13,466,414	$(6,965,713)	-52%

The increase of operating expenses of real estate in 2022 compared with 2021 was mostly caused by the increase in sales and rental related expenses. Decrease in expenses in our biohealth business is caused by the decreased commission payments to our distributors, which is connected to decreased sales.

Other Income (Expense)

In the three months ended September 30, 2022, the Company had other expense of $11,163,538 compared to other expenses of $8,126,066 in the three months ended September 30, 2021. In the nine months ended September 30, 2022, the Company had other expense of $25,546,935 compared to other expenses of $87,293,906 in the nine months ended September 30, 2021. The change in realized and unrealized loss on securities investments and finance costs are the primary reasons for the volatility in these two periods. Unrealized loss on securities investment was $11,006,833 in the three months ended September 30, 2022, compared to $5,268,531 loss in the three months ended September 30, 2021. Unrealized loss on securities investment was $21,773,223 in the nine months ended September 30, 2022, compared to $35,972,445 loss in the nine months ended September 30, 2021. Realized loss on security investment was $145,122 the three months ended September 30, 2022, compared to a loss of $2,515,949 in the three months ended September 30, 2021. Realized loss on security investment was $6,500,573 the nine months ended September 30, 2022, compared to a loss of $2,218,988 in the nine months ended September 30, 2021. Finance gain was $887 in the three months ended September 30, 2022, compared to costs of $27,798 in the three months ended September 30, 2021. Finance costs were $450,000 the nine months ended September 30, 2022, compared to costs of $50,871,869 in the nine months ended September 30, 2021.

Net Loss

In the three months ended September 30, 2022 the Company had net loss of $13,081,391 compared to net loss of $8,074,484 in the three months ended September 30, 2021. In the nine months ended September 30, 2022 the Company had net loss of $30,994,705 compared to net loss of $92,771,369 in the nine months ended September 30, 2021.

Liquidity and Capital Resources

Our real estate assets have increased to $51,583,814 as of September 30, 2022 from $40,515,380 as of December 31, 2021. This increase primarily reflects the additional rental properties we purchased in first nine months of 2022. In the nine months ended September 30, 2022, we purchased twenty-three homes, which will be used in the Company’s rental business. Our rental properties assets were $31,485,036 as of September 30, 2022. In the first nine months of 2022, one of the Company’s subsidiaries sold two plots of land it owns in Australia (which had been planned to be part of the SeD Perth project).

Our cash has decreased from $56,061,309 as of December 31, 2021 to $22,605,541 as of September 30, 2022. Our liabilities decreased from $13,920,357 at December 31, 2021 to $5,104,600 at September 30, 2022. Our total assets have decreased to $164,664,506 as of September 30, 2022 from $184,210,143 as of December 31, 2021 mainly due to decrease in cash.

The management believes that the available cash in bank accounts and favorable cash revenue from real estate projects are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(28,331,829)	$(6,485,979)
Net cash used in investing activities	$(15,031,318)	$(28,743,359)
Net cash provided by financing activities	$5,996,133	$77,237,040

Cash Flows from Operating Activities

Net cash used in operating activities was $28,331,829 in the first nine months of 2022, as compared to net cash used in operating activities of $6,485,979 in the same period of 2021. The payment of accrued bonus due to director of $3,614,749 contributed to the decrease of cash in operating activities in the first nine months of 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $15,031,318 in the first nine months of 2022, as compared to net cash used in investing activities of $28,743,359 in the same period of 2021. In the nine months ended September 30, 2022 we invested $8,479,968 in marketable securities, $6,057,493 to purchase real estate properties and $1,082,225 in real estate property improvements. In the nine months ended September 30, 2021 we invested $19,308,318 in marketable securities, $11,081,491 to purchase real estate properties and $327,603 in promissory notes of a related party. At the same time, we received approximately $2.5 million from the sale of Vivacitas Oncology to a related party and $840,000 from the repayment of promissory note from related party.

Cash Flows from Financing Activities

Net cash provided by financing activities was $5,996,133 in the nine months ended September 30, 2022, compared to net cash provided of $77,237,040 in the nine months ended September 30, 2021. The increase in cash provided by financing activities in the first nine months of 2022 is primarily caused by the proceeds from stock issuance of $6,213,000. Additionally, the Company repaid $216,867 to loan payable. During the nine months ended September 30, 2021, we received cash proceeds of $73,157,884 from stock issuance, $2,975,194 from exercise of subsidiary warrants, $280,000 from the sale of our GigWorld shares to individual investors and $68,502 from a loan. The Company also distributed $1,398,250 to one minority interest investor and borrowed $5,545,195 from related parties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2022 or the year ended December 31, 2021. Our current and anticipated costs in our real estate and other business lines have increased due to recent inflation, including projected costs of materials and salaries, and such increases may be significant as we engage in additional operations. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $43 million and $43 million on September 30, 2022 and December 31, 2021, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $43 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2022, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of September 30, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Not applicable.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Effective as of February 15, 2022, the Company appointed Anthony S. Chan as the Chief Operating Officer of the Company. Mr. Chan has served as a consultant to the Company since April of 2021. Mr. Chan has continued to be compensated pursuant to the terms of a consulting agreement entered into between the Company and CA Global Consulting Inc., pursuant to which the Company initially paid Anthony S. Chan’s consulting company $12,000 per month. This monthly payment was increased to $15,000 per month in May of 2022 pursuant to an addendum to the consulting agreement between the Company and CA Global Consulting Inc., dated as of May 6, 2022.

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of September 6, 2022, by and between Alset EHome International Inc. and Alset, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 12, 2022).
3.1	Texas Certificate of Merger, filed on September 7, 2022 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on September 12, 2022).
3.2	Delaware Certificate of Merger, filed on September 12, 2022 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on September 12, 2022).
3.3	Restated Certificate of Formation of Alset Inc. (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed on September 12, 2022).
3.4	Bylaws of Alset Inc. (incorporated by reference to Exhibit 3.4 to Current Report on Form 8-K filed on September 12, 2022).
10.1*	Addendum to Consulting Agreement, by and between Alset EHome International Inc. and CA Global Consulting Inc., dated as of May 6, 2022.
10.2	Amendment No. 1 to Assignment and Assumption Agreement, dated July 12, 2022, by and between Alset International Limited and DSS, Inc., incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on July 14, 2022.
31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET INC.

November 14, 2022	By:	/s/ Chan Heng Fai
Chan Heng Fai Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/ Rongguo Wei
Rongguo Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

November 14, 2022	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

