Form 10-K
period 2022-12-31
Alset Inc.
filed 2023-03-31
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statement of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $20,298,644, based upon the closing market price of $5.88 per share of common stock on the Nasdaq Capital Market. (For purposes of this calculation the registrant’s directors and officers are deemed affiliates of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2023, there were 9,235,119 shares outstanding of the registrant’s common stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Throughout this Report on Form 10-K, the terms the “Company,” “we,” “us” and “our” refer to Alset Inc., and “our board of directors” refers to the board of directors of Alset Inc. We use the terms “EHome” and “EHome communities” to refer to homes and communities that reflect our vision of accelerating sustainable, healthy living using energy and technology products and practices to provide a healthy ecosystem.

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

Alset Inc.

Form 10-K

For the Year Ended December 31, 2022

PART I

Item 1. Business.

Our Company

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage our three principal businesses primarily through our 85.4% owned subsidiary, Alset International Limited (“Alset International”), a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas and in Frederick, Maryland, in our real estate segment. Recently, the Company expanded its real estate portfolio to single family rental homes, and we currently own 132 homes that are rented or are available for rent. In our digital transformation technology segment we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes sale of consumer products. We identify global businesses for acquisition, incubation and corporate advisory services, primarily related to our operating business segments.

We also have ownership interests outside of Alset International, including a 36.9% equity interest in American Pacific Bancorp Inc., an indirect 15.5% equity interest in Holista CollTech Limited, a 45.2% equity interest in DSS Inc. (“DSS”), an 38.3% equity interest in Value Exchange International, Inc., a 0.8% equity interest in New Electric CV Corporation (formerly known as “American Premium Mining Corporation”), and an interest in Alset Capital Acquisition Corp. (“Alset Capital”). American Pacific Bancorp Inc. is a financial network holding company. Holista CollTech Limited is a public Australian company that produces natural food ingredients (ASX: HCT). DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, direct marketing, commercial lending, securities and investment management, alternative trading, digital transformation, secure living, and alternative energy. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). New Electric CV Corporation is a publicly traded consumer products company (OTCPK: HIPH). Alset Capital is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses and is listed on the Nasdaq (Nasdaq: ACAXU, ACAX, ACAXW and ACAXR).

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

The Company was incorporated in the State of Delaware on March 7, 2018, as HF Enterprises Inc. Effective as of February 5, 2021, the Company changed its name from “HF Enterprises Inc.” to “Alset EHome International Inc.” The Company effected such name change pursuant to a merger entered into with a wholly owned subsidiary, Alset EHome International Inc. The Company was the surviving entity following this merger and had adopted the name of its former subsidiary.  In connection with this name change, our trading symbol on the Nasdaq Stock Market was changed from “HFEN” to “AEI.” On October 4, 2022, through a merger transaction, the Company was reincorporated in Texas and changed its name to Alset Inc. The Company effected such name change pursuant to a merger entered into with a wholly owned subsidiary, Alset Inc. The Company is the surviving entity following this merger and has adopted the name of its former subsidiary. Our trading symbol on Nasdaq Stock Market did not change due to the name change.

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

Our property development business is headquartered in Bethesda, Maryland. For the years ended December 31, 2022 and 2021, our property development business accounted for 29% and 70% of our total revenues, respectively.

Frederick, Maryland Property. In November 2015, through LiquidValue Development, we acquired Ballenger Run, a land subdivision development consisting of 197 acres, for $15.65 million. This property is presently zoned for 479 entitled residential lots and 210 entitled multi-family units. After several years of development, this project is now in its final phases. The Company anticipates that the estimated construction costs (not including land costs and financing costs) for the final phases of the Ballenger Run project will be $249,133. The expected completion date for the final phases of the Ballenger Run project is June of 2023.

On May 28, 2014, the RBG Family, LLC entered into an Assignable Real Estate Sales Contract with NVR, Inc. (“NVR”) by which RBG Family, LLC would sell the 197 acres for $15 million to NVR. On December 10, 2014, NVR assigned this contract to SeD Maryland Development, LLC (“SeD Maryland”) in the Assignment and Assumption Agreement and entered into a series of Lot Purchase Agreements by which NVR purchased subdivided lots from SeD Maryland (the “Lot Purchase Agreements”).

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

MacKenzie Equity Partners, owned by Charles MacKenzie, our Chief Development Officer and a Director of the Company’s subsidiary LiquidValue Development, has had a consulting agreement with a subsidiary of the Company since 2015. Per the terms of the agreement, as amended on January 1, 2018, the Company’s subsidiary pays a monthly fee of $20,000 for the consulting services. Pursuant to an agreement entered into in June of 2022, the Company’s subsidiary has paid $25,000 per month for consulting services, effective as of January 2022. The Company incurred expenses of $350,000 and $360,000 for the years ended December 31, 2022 and 2021, respectively, which were capitalized as part of Real Estate on the Company’s Consolidated Balance Sheet as the services relate to property and project management. During 2022 and 2021, MacKenzie Equity Partners was granted additional $50,000 and $120,000 bonus payments, respectively. As of December 31, 2022 and 2021 the Company owed $25,000 and $80,000, respectively, to this entity.

Revenue from Ballenger Run is anticipated to come from three main sources:

●	sale of 479 entitled and constructed residential lots to NVR;

●	sale of the lot for the 210 entitled multi-family units; and

●	sale of 479 front foot benefit assessments.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) which is comprised of: (1) a Note in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000, and (2) a letter of credit facility in an aggregate amount of up to $900,000 (the “L/C Facility”). The Note bears an interest rate of the one month LIBOR plus 375 basis points. Commissions on each letter of credit (“L/C”) are 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event L/C is drawn down. The Note is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Development Loan Agreement was secured by $2,600,000 collateral fund and a Deed of Trust issued to M&T Bank on the property owned by SeD Maryland.

As of December 31, 2022 and 2021, the principal balance of the loan was $0. As part of the transaction during 2019, we incurred loan origination fees and closing fees in the amount of $381,823 and capitalized them into construction in process. On March 15, 2022, approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

The proceeds from the Land Development Loan and Letter of Credit Facility were used in connection with the Ballenger Run project, including the development of certain single-family lots. The Loan Agreement contains standard representations and warranties. LiquidValue Development Inc. will serve as the guarantor to the Land Development Loan and Letter of Credit Facility and has executed an Environmental Indemnification Agreement in favor of the Lender.

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

There were five different types of Lot Purchase Agreements, which had generally the same terms except for the price and unit details for each type of lot. Under the Lot Purchase Agreements, NVR has agreed to purchase 30 available lots per quarter. The Lot Purchase Agreements provided several conditions related to preparation of the lots which had be met so that a lot can be made available for sale to NVR. SeD Maryland was to provide customary lot preparation including survey, grading, utilities installation, paving, and other infrastructure and engineering. The sale of lots to NVR began in May 2017. As of December 31, 2022, all 479 lots have been sold to NVR.

Sale of the Front Foot Benefit Assessments

Through LiquidValue Development and its subsidiaries, we have established a front foot benefit (“FFB”) assessment on all of the lots sold to NVR. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending on the type of home. Our total expected revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligations have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facilities and close the lot sales with NVR, which inspects these water and sewer facilities prior to the close of lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized upon NVR’s sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December, 2022 and 2021, we recognized revenue in the amounts of $126,737 and $289,375 from FFB assessments, respectively.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of December 31, 2022 and 2021, the accrued balance due to NVR was $189,475 and $188,125, respectively.

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

On November 4, 2021, Black Oak Ltd received $750,000 reimbursement from Aqua Texas pursuant to a contractual agreement whereby Aqua is obligated to pay 150 CCM Black Oak $6,000 for each connection made to an individual single-family home upon sale to the end customer.

On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.3 acre tract of land in Montgomery County, Texas. The Company’s strategic acquisition contiguous to the Black Oak project is intended to provide additional lot yield, potential additional amenities and/or a solar farm to support the Company’s sustainable, healthy living concept.

On October 28, 2022, 150 CCM Black Oak Ltd. (the “Seller”), entered into a Contract for Purchase and Sale and Escrow Instructions (the “Agreement”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of the Agreement, the Seller agreed to sell approximately 242 single-family detached residential lots in a residential community in the city of Magnolia, Texas, known as the “Lakes at Black Oak.” The parties agreed that the lots will be sold at a range of prices, and the Seller will also be entitled to receive a community enhancement fee for each lot sold. The Buyer was entitled to a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, the Buyer was entitled to decline to proceed with the closing of these transactions.

The aggregate purchase price and community enhancement fees were originally anticipated to be $12,881,000, with such purchase price to be adjusted accordingly, if the total number of lots increased or decreased prior to the closing of the transactions contemplated by the Agreement.

On November 28, 2022, the parties to the Agreement entered into an amendment to the Agreement (the “Amendment”). Pursuant to the Amendment, the Buyer will now proceed with the purchase of approximately 131 single-family detached residential lots, instead of 242 lots, and the anticipated purchase price has been reduced.

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

Recent Agreements to Sell Additional Lots

Agreement to Sell 110 Lots

On March 16, 2023, the Seller entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Rausch Coleman Homes Houston, LLC, a Texas limited liability company (“Rausch Coleman”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller has agreed to sell approximately 110 single-family detached residential lots which comprise a section of the Lakes at Black Oak. The price of the lots and certain community enhancement fees the Seller will be entitled to receive are anticipated to equal an aggregate of $6,586,250.

The closing of the sale of these 110 lots depends on the satisfaction of certain conditions set forth in the Purchase and Sale Agreement. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Commencing on March 16, 2023, Rausch Coleman has a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Rausch Coleman may decline to proceed with the closing of these transactions.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing.

Agreement to Sell 189 Lots

On March 17, 2023, the Seller entered into a Contract of Sale (the “Contract of Sale”) with Davidson Homes, LLC, an Alabama limited liability company (“Davidson Homes”). Pursuant to the terms of the Contract of Sale, the Seller has agreed to sell approximately 189 single-family detached residential lots comprising an additional section of the Lakes at Black Oak. The price of the lots and certain community enhancement fees the Seller will be entitled to receive are anticipated to equal an aggregate of $10,022,500.

The closing of the transactions described in the Contract of Sale depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Davidson Homes has agreed to purchase the lots in stages, comprising an initial closing of 94 lots, the remaining lots to be purchase on or before December 29, 2023. Commencing on March 17, 2023, Davidson Homes shall have a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Davidson Homes may decline to proceed with the closing of these transactions.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing.

Planned Alset Villas Project in Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is targeting to develop approximately 63 homes at Alset Villas for rent and/or for sale. The Alset Villas project remains at the early stage.

Home Rental Business

Houston, Texas Rental Homes. Recently, the Company expanded its real estate portfolio to single family rental houses. During 2022 and 2021 the Company signed multiple purchase agreements to acquire 23 and 109 homes, respectively, in Montgomery and Harris Counties, Texas. By December 31, 2022, the acquisition of all 132 homes was completed with an aggregate purchase cost of $30,998,258. All of these purchased homes are properties of our rental business.

On December 9, 2022, Alset Inc. entered into an agreement with Alset EHome Inc. and Alset International Limited pursuant to which Alset Inc. agreed to reorganize the ownership of its home rental business. Previously, Alset Inc. and certain majority-owned subsidiaries collectively owned 132 single-family rental homes in Texas. 112 of these rental homes are owned by subsidiaries of American Home REIT Inc. (“AHR”). Alset Inc. owns 85.4% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of Alset EHome Inc.

The closing of the transaction contemplated by this agreement was completed on January 13, 2023. Pursuant to this agreement, Alset Inc. has become the direct owner of AHR and its subsidiaries that collectively own these 112 homes, instead of such homes being owned indirectly through Alset International Limited’s subsidiaries.

Alset EHome Inc. sold AHR to Alset Inc. for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022.

The closing of this transaction was approved by the shareholders of Alset International Limited. Certain members of Alset Inc.’s Board of Directors and management are also members of the Board of Directors and management of each of Alset International Limited and Alset EHome Inc.

In approximately fifty-three single-family of the 132 rental homes that were acquired by our subsidiary in 2022 and 2021, as part of our commitment to advancing smart and healthy, sustainable living, we have installed Tesla PV solar panels and Powerwalls. We are reviewing plans to add solar panels and related technologies at the balance of the single-family rental homes, where feasible. In addition, we have added technologies at many of the single-family rental homes such as (i) smart solar, thermostat, and energy usage controls; (ii) smart lighting controls; (iii) smart locks and security; and (iv) smart home automation devices. We believe these and other technologies will be attractive to renters and we continue to build and pursue strategic, technological partnerships that will assist us as we expand our real estate business to include building homes for rent and building homes for sale in the future.

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

Digital Transformation Technology

Our digital transformation technology business unit is committed to enabling enterprises to engage in a digital transformation by providing support, implementation and development services with various technologies including blockchain, e-commerce, social media, artificial intelligent and metaverse. We commenced our technology business in 2015 through Hapi Metaverse Inc. (“Hapi Metaverse”) (formerly known as GigWorld Inc.), our 99.7% owned subsidiary. Its technology platform focuses on business-to-business, or B2B, solutions, such as communications and workflow, through instant messaging, international calling, social media, e-commerce. Hapi Metaverse’s latest investment into Value Exchange International Inc. (“VEII”) expanded our offering to retail business digital transformation such as supermarket and chain stores. Hapi Metaverse is now the largest stockholder of VEII.

Through Hapi Metaverse, we have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for a company in Asia and a real estate agent management platform in China. We have also enhanced our technological capability from mobile application development to include artificial intelligent, augmented reality and the metaverse.

While focusing on direct selling industry by building white label mobile applications for direct marketing and affiliate marketing brands, VEII has been working on I.T. Services for major retailers in Asia and enhanced their offering with mobile applications and artificial intelligence.

We believe that the increasing deployment of the GigWorld App  (whether through white labeling by potential customers or otherwise) will allow for feedback from customers, and help us build a robust and scalable software. Adding latest technological framework such as A.I. and Metaverse allows the company to enhance our clients’ digital transformation journey with better consumer engagement and analytics.

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

HWH World. In October 2019, the Company expanded its biohealth segment into the Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc (“HWH World”). HWH World is in the business of sourcing and distributing dietary supplements and other health products through its network of members in the Republic of Korea (“South Korea”). HWH World generates product sales via its direct sale model as products are sold to its members. Through the use of a Hapi Gig platform that combines e-commerce, social media and a customized rewards system, HWH Korea equips, trains and empowers its members. We compete with numerous direct sales companies in South Korea.

Vivacitas Oncology. Until March 18, 2021, we held an equity interest in Vivacitas Oncology Inc., a U.S.-based biopharmaceutical company. The Company sold the subsidiary that held this interest to a subsidiary of DSS for $2,480,000. We had an indirect equity interest of 13.1% of Vivacitas at December 31, 2020. Vivacitas focuses on developing medications for cancer patients. We had a close partnership with Vivacitas and its management, an experienced research team and a distinguished medical advisory board. Vivacitas seeks to bring more effective and less toxic chemotherapies to the market for treatment of the most aggressive and intractable cancers. At the time of this sale, Vivacitas had three programs: (i) one program had completed three clinical studies, including two Phase I and one Phase II studies; (ii) one program for a potential palliative treatment had completed three Phase III studies; and (iii) one program was in the planning stages of a 2b/3 clinical study.

Our financial statements did not consolidate Vivacitas Oncology, and we had not managed its operations.

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

Alset F&B. The Company, through Alset F&B One Pte. Ltd. (“Alset F&B One”) and Alset F&B (PLQ) Pte. Ltd. (“Alset F&B PLQ”) each acquired a restaurant franchise licenses at the end of 2021 and 2022 respectively, both of which have since commenced operations. These licenses will allow Alset F&B One and Alset F&B PLQ each to operate a Killiney Kopitiam restaurant in Singapore. Killiney Kopitiam, founded in 1919, is a Singapore-based chain of mass-market, traditional kopitiam style service cafes selling traditional coffee and tea, along with a range of local delicacies such as Curry Chicken, Laksa, Mee Siam, and Mee Rebus.

Hapi Cafes. The Company, through Hapi Café Inc. (“HCI-T”), commenced operation of two cafés during 2022 and 2021, which are located in Singapore and South Korea.

The cafes are operated by subsidiaries of HCI-T, namely Hapi Café SG Pte. Limited (“HCSG”) in Singapore and Hapi Café Korea Inc. (“HCKI”) in Seoul, South Korea. Hapi Cafes are distinctive lifestyle café outlets that strive to revolutionize the way individuals dine, work, and live, by providing a conducive environment for everyone to relish the four facets – health and wellness, fitness, productivity, and recreation all under one roof.

During the years ended on December 31, 2022 and 2021, the revenue from the other business activities described above was approximately 13% and 0% of the total revenue, respectively.

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

The four acquisitions set forth in the Securities Purchase Agreement closed on March 12, 2021. The Company has issued four convertible notes to Chan Heng Fai as follows: (i) a convertible note in the amount of $28,363,966 for warrants to purchase 1,500,000,000 shares of Alset International; (ii) a convertible note in the amount of $173,395 to acquire all of the outstanding capital stock of LVD; (iii) a convertible note in the amount of $6,729,629 to acquire 62,122,908 ordinary shares of True Partner; and (iv) a convertible note in the amount of $28,653,138 for 4,775,523 Class B shares of APB. Such four notes will only become convertible into shares of the Company’s common stock following the approval of the Company’s shareholders. Subject to such shareholder approval, each note shall be convertible into shares of the Company’s common stock at a conversion price equal to $111.80 per share (equivalent to the average five closing per share prices of the Company’s common stock preceding January 4, 2021). The above four acquisitions from Chan Heng Fai were transactions between entities under common control. On May 13, 2021 and June 14, 2021 convertible promissory notes of $63,920,128 and accrued interests of $306,438 were converted into 2,123 shares of series B preferred stock and 458,198 shares of common stock of the Company.

LiquidValue Development Pte Ltd. LVD operates in the asset management field and will be leveraged by the Company to establish an actively managed open-ended exchange-traded fund in the U.S. focused on disruptive investment opportunities with long-term exponential growth potential. The Company has acquired all of the issued and outstanding stock of LVD.

True Partner Capital Holding Limited. True Partner operates as a fund management company in the U.S. and Hong Kong. True Partner manages funds and provides managed accounts on a discretionary basis using a proprietary trading platform, offering investment management and consultancy services. True Partner also develops and supports its trading platform and related proprietary software and provides management services for a portfolio of securities and futures contracts. Its fund investors and managed accounts are primarily professional investors, including family offices, pension funds, high-net-worth individuals, endowments/foundations, and financial institutions. True Partner was founded in 2010 and is headquartered in Hong Kong. True Partner is currently listed on the Hong Kong Stock Exchange (HKSE), with over USD $1.7 billion assets under management (AUM). Pursuant to the Securities Purchase Agreement, the Company has acquired 62,122,908 ordinary shares in True Partner (HKG: 8657). At December 31, 2021 the Company owned 15.5% of True Partner.

On January 18, 2022, the Company entered into a stock purchase agreement with DSS, Inc., pursuant to which the Company has agreed to sell, through the transfer of subsidiary and otherwise, 62,122,908 shares of stock of True Partner Capital Holding Limited in exchange for 11,397,080 shares of the common stock of DSS. On February 28, 2022 the Company entered into a revised Stock Purchase Agreement with DSS, Inc., pursuant to which the Company has agreed to replace the January 18, 2022 agreement with a new agreement to sell a subsidiary holding 44,808,908 shares of stock of True Partner Capital Holding Limited, together with an additional 17,314,000 shares of True Partner Capital Holding Limited (for a total of 62,122,908 shares) in exchange for 17,570,948 shares of common stock of DSS (the “DSS Shares”). The issuance of the DSS Shares was be subject to the approval of the NYSE American (on which the common stock of DSS is listed) and DSS’s shareholders. The transaction closed on May 17, 2022.

American Pacific Bancorp Inc. APB is a financial network holding company focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting services, and advisory capital raising services. The Company acquired 4,775,523 shares of the Class B common stock of APB, representing approximately 86.4% of the total common stock of APB. On September 8, 2021 APB sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of such share issuance, the Company’s ownership percentage of APB fell to 41.3% and subsequently to 36.9% at the end of 2022 due to APB’s share issuances.

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

The Company owns 55% and its majority-owned subsidiary Alset International Limited owns 45% of the sole member of Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital.

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

While Alset Capital may pursue an initial business combination target in any business or industry, it initially intended to focus on identifying businesses in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space, which may be referred to as “Proptech” businesses. Immediately following its initial public offering, Alset Capital began to evaluate acquisition candidates that can be considered Proptech businesses. However, Alset Capital did not identify a suitable acquisition candidate in the Proptech business. Instead, on September 9, 2022, Alset Capital entered into an agreement and plan of merger (the “Merger Agreement”) by and among Alset Capital, our indirect subsidiary HWH International Inc., a Nevada corporation (“HWH”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Alset Capital (“Merger Sub”). Pursuant to the Merger Agreement, a business combination between Alset Capital and HWH will be effected through the merger of Merger Sub with and into HWH, with HWH surviving the merger as a wholly owned subsidiary of Alset Capital (the “Merger”). Upon the closing of the Merger, it is anticipated that Alset Capital will change its name to “HWH International Inc.”

We expect Alset Capital to operate as a separately managed, publicly traded entity following the completion of the initial business combination, or “De-SPAC”.

Sales and Marketing

We focus our corporate marketing efforts on increasing brand awareness, communicating the advantages of our various platforms and generating qualified leads for our sales team. Our corporate marketing plan is designed to continually elevate awareness of our brand and generate demand for our offerings. We rely on a number of channels in this area, including digital advertising, email marketing, social media, affiliate marketing and broad-based media, as well as through various strategic partnerships. We maintain our website at https://www.alsetinc.com, and our various operating subsidiaries maintain individual websites, many of which are accessible through our main website.

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

Facilities

We manage our worldwide business from our principal executive offices located in Bethesda, Maryland, in a leased space of approximately 2,059 square feet, under a lease that expires in 2024. We also maintain offices in Singapore, Magnolia, Texas, Hong Kong and South Korea through leased spaces aggregating approximately 15,811 square feet, under leases expiring on various dates from May 2023 to August 2025. The leases have rental rates ranging from $2,300 to $23,020 per month. Our total rent expense under these office leases was $767,306 and $587,685 in 2022 and 2021, respectively. We expect total rent expense to be approximately $944,807 under office leases in 2023. We believe our present office space and locations are adequate for our current operations and for near-term planned expansion.

Employees

As of March 31, 2023, we had a total of 48 full-time employees. In addition to our full-time employees, we occasionally hire part-time employees and independent contractors to assist us in various operations, including real estate, research and product development and production.

Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and sales personnel for whom competition is intense. Our employees are not represented by any collective bargaining unit. We believe our relations with employees and contractors are good.

Additional Information

The Company is subject to the information requirements of the Exchange Act, and, in accordance therewith, files annual, quarterly, and special reports, proxy statements and other information with the Commission. The Commission maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission. The periodic reports, proxy statements and other information that the Company files with the Commission are available for inspection on the Commission’s website free of charge as soon as reasonably practicable after they are electronically filed with or furnished to the Commission.

The Company maintains a website at https://www.alsetinc.com where you may also access these materials free of charge. We have included our website address as an inactive textual reference only and the information contained in, and that can be accessed through, our website is not incorporated into and is not part of this report on Form 10-K.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Report before making a decision to invest in our common stock. If any of the following risks and uncertainties develop into actual events, our business, results of operations and financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment. As a “smaller reporting company”, the Company is not required to provide the information required by this item, but below are the risk factors the Company believes investors should consider before purchasing any of the Company’s securities.

Risks Related to Our Company

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated, could affect the accuracy and timeliness of our financial reporting and result in misstatements in our financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Co-Chief Executive Officers and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Co-Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of our disclosure controls and procedures as of December 31, 2022, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2022, we had a material weakness that relates to the relatively small number of staff. This limited number of staff prevents us from segregating duties within our internal control system and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures.

This material weakness, which remained unremedied by the Company as of December 31, 2022, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets. We are presently taking efforts to remediate this weakness.

Risks Relating to Our Business

We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

For the years ended December 31, 2022 and 2021, we had revenue of $4,480,442 and $19,798,822, respectively, and net losses of $46,212,505 and $119,017,591 in the years ended December 31, 2022 and 2021, respectively. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our properties, products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our properties, products and services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products or services from which we can derive additional revenues, our financial results will suffer.

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

We own indirect interests in several publicly traded companies – most significantly, Alset International Limited, whose shares are listed on the Singapore Stock Exchange, DSS, Inc., whose shares are listed on the NYSE American LLC Exchange, Holista CollTech Limited, whose shares are listed on the Australian Stock Exchange, Value Exchange International Inc., whose shares are listed on OTCQB Venture Market of the OTC Markets Group, Inc. and Alset Capital Acquisition Corp., listed on the Nasdaq (LiquidValue Development Inc. and Hapi Metaverse Inc. are not currently traded on any exchange). The average trading volume of the public shares is limited for some of these companies. In view of the limited public trading markets for some of these shares, there can be no assurance that we would succeed in obtaining a price for these shares equal to the price quoted for such shares in their respective trading markets at the time of sale or that we would not incur a loss on our shares should we determine to dispose our shareholding in any of these companies in the future. Additionally, on an ongoing basis, fluctuations in the stock prices of these companies are likely to be reflected in the market price of our common stock. Given the limited public trading markets in some of these public companies, stock price fluctuations in our price may be significant.

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

Mr. Chan, our Chairman and Chief Executive Officer, and Mr. Wei, our Chief Financial Officer, also serve in these positions for Alset Capital, and Mr. Chan additionally also serves as a director of Alset Capital. These officers may not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and Alset Capital’s operations. These officers are engaged in Alset Capital and are not obligated to contribute any specific number of hours per week to our affairs. While we do not believe that the time devoted to Alset Capital will undermine their ability to fulfill their duties with respect to our Company, if the business affairs of Alset Capital require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our operations.

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

If we are deemed to be an investment company under the Investment Company Act, including due to our sponsorship of the Alset Capital Acquisition Corp., our stockholders’ investment return may be reduced.

We are not registered as an investment company under the Investment Company Act of 1940, based on exceptions we believe are available to us. Our investment in the Alset Capital Acquisition Corp. discussed above could give rise to a determination that we are an investment company subject to registration under the Investment Company Act. We intend to conduct our operations so that we will not be deemed to be an investment company. The Alset Capital Acquisition Corp. initial public offering registration statement and related prospectus includes an exception permitting us to transfer our ownership in the founder shares at any time to the extent that we determine, in good faith, that such transfer is necessary to ensure that we comply with the Investment Company Act.

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

We spend a significant number of resources to enforce our patent assets. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office (the “USPTO”), any state or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue and any reductions in the funding of the USPTO could negatively impact the value of our assets.

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

Our policy is to obtain an independent third-party valuation for each major project in the United States to identify triggering events for impairment. Our management may use a market comparison method to value other relatively small projects, such as the project in Perth, Australia. In addition to the annual assessment of potential triggering events in accordance with ASC 360 – Property Plant and Equipment (“ASC 360”), we apply a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

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

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and were approximately $51 million and $45 million on December 31, 2022 and 2021, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $51 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2023, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loans is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

As a public company, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq Capital Market listing requirements and other applicable securities rules and regulations impose various requirements on public companies. Our management and administrative staff need to devote a substantial amount of time to comply with these requirements. For example, in connection with becoming a public company, we will need to adopt additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing periodic and current public reports in compliance with our obligations under the securities laws. We intend to commit resources to comply with evolving laws, regulations and standards, and this commitment will result in increased general and administrative expenses and may divert management’s time and attention away from product development activities. If for any reason our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

Prior to becoming a public company, we were not required to comply with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, and therefore were not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are now required to comply with certain of these rules, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment needs to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a costly and challenging process to document and evaluate our internal control over financial reporting. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting. We also need to continue to improve our control processes as appropriate, validate through testing that our controls are functioning as documented and implement a continuous reporting and improvement process for our internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404.

If we are unable to address the weaknesses in our internal control over financial reporting, investors may lose confidence in our company and it could result in material errors in our financial statements.

We have identified material weaknesses in our internal control over financial reporting. If we do not remediate the material weaknesses in our internal control over financial reporting, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our common stock.

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

As of March 31, 2023, we have 250,000,000 shares of common stock authorized, and 9,235,119 shares of common stock outstanding. Of these shares, 6,077,357 shares are freely tradable.

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

Our corporate documents and the Texas Business Organizations Code contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other stockholders. These provisions include:

●	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to help defend against a takeover attempt;

●	establish that advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholder meetings will be as provided in the bylaws; and

●	provide that stockholders are only entitled to call a special meeting upon written request by 50% of the outstanding common stock.

In addition, Section 21.606 of the Texas Business Organizations Code prohibits large stockholders, in particular those owning 20% or more of our outstanding voting stock, from merging or consolidating with us within a three-year period immediately following the shareholder’s acquisition of shares except under certain circumstances. These provisions and other provisions under Texas law could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.

Concentration of ownership of our common stock by our principal stockholder will limit new investors from influencing significant corporate decisions.

As of March 31, 2023, our principal stockholder Chan Heng Fai owns approximately 51.1% of our outstanding shares of common stock. He will be able to make decisions such as (i) making amendments to our certificate of incorporation and bylaws, (ii) whether to issue additional shares of common stock and preferred stock, including to himself, (iii) employment decisions, including compensation arrangements, (iv) whether to enter into material transactions with related parties, (v) election and removal of directors and (vi) any merger or other significant corporate transactions. The interests of Chan Heng Fai may not coincide with our interests or the interests of other stockholders.

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

Planned Alset Villas Project in Texas

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is targeting to develop approximately 63 homes at Alset Villas for rent and/or for sale. The Alset Villas project is currently in the engineering and design phase to achieve final record plat.

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

Rental Properties

During 2021 and 2022 the Company signed multiple purchase agreements to acquire 132 homes in Montgomery and Harris Counties, Texas. By December 31, 2022, the acquisition of the 132 homes was completed with an aggregate purchase cost of $30,998,258.

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

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Since November 24, 2020, the principal market on which our common stock trades is the Nasdaq Capital Market. The Company’s common stock initially traded under the symbol “HFEN.” In connection with our name change from “HF Enterprises Inc.” to “Alset EHome International Inc.”, and later to “Alset Inc.”, our symbol was changed to “AEI.”

Prior to our listing on the Nasdaq Capital Market, there was no public trading market for our securities.

Holders

As of March 31, 2023, the Company had six shareholders of record. Such number does not include shareholders holding shares in nominee or “street name”.

Dividends

Since inception, we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our board of directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our board of directors may deem relevant.

Securities authorized for issuance under equity compensation plans.

Under our 2018 Incentive Compensation Plan (the “Plan”), adopted by our board of directors and holders of a majority of our outstanding shares of common stock in September 2018, 25,000 shares of common stock (subject to certain adjustments) were reserved for issuance upon exercise of stock options and grants of other equity awards. No options or other equity awards have been granted under the Plan. The reservation of shares under the Incentive Compensation Plan was cancelled in May 2021.

Performance graph

Not applicable to smaller reporting companies.

Recent sales of unregistered securities; use of proceeds from registered securities

On December 13, 2021 the Company entered into a Securities Purchase Agreement with Chan Heng Fai for the issuance and sale of a convertible promissory note in favor of Chan Heng Fai, in the principal amount of $6,250,000. The note bears interest of 3% per annum and is due on the earlier of December 31, 2024 or when declared due and payable by Chan Heng Fai. The note can be converted in part or whole into common shares of the Company at the conversion price of $12.50 or into cash. The loan closed on January 26, 2022 after all closing conditions were met. Mr. Chan opted to convert all of the amount of such note into 500,000 shares of the Company’s common stock, which shares were issued on January 27, 2022. Such restricted shares were issued pursuant to the exemption provided by Regulation D promulgated under the Securities Act of 1933, as amended.

On January 17, 2022 the Company entered into a securities purchase agreement with Chan Heng Fai pursuant to which the Company agreed to purchase from Chan Heng Fai 293,428,200 ordinary shares of Alset International for a purchase price of 1,473,449 newly issued shares of the Company’s common stock. On February 28, 2022, the Company and Chan Heng Fai entered into an amendment to this securities purchase agreement pursuant to which the Company agreed to purchase these 293,428,200 ordinary shares of Alset International for a purchase price of 1,765,964 newly issued shares of the Company’s common stock. The closing of this transaction was subject to the approval of the Nasdaq and the Company’s stockholders in accordance with NASDAQ Listing Rule 5635(a). These 293,428,200 ordinary shares of Alset International represent approximately 8.4% of the total issued and outstanding shares of Alset International.

On June 6, 2022, the Company held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, the stockholders approved the issuance of 1,765,964 newly issued shares of the Company’s common stock in connection with the purchase of 293,428,200 ordinary shares of Alset International Limited in accordance with NASDAQ Listing Rule 5635(a). The transaction was completed on July 18, 2022. In connection with the issuance of these securities, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2022.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include by are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage our three principal businesses primarily through our 85.4% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas and in Frederick, Maryland, in our real estate segment. In our digital transformation technology segment we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes the sale of consumer products.

We also have ownership interests outside of Alset International, including a 36.9% equity interest in American Pacific Bancorp Inc., an indirect 15.5% equity interest in Holista CollTech Limited, a 45.2% equity interest in DSS Inc. (“DSS”), a 38.3% equity interest in Value Exchange International, Inc., a 0.8% equity interest in New Electric CV Corporation (“NECV” formerly known as “American Premium Mining Corporation” or “APM,” and earlier known as “American Premium Water Corp.”), and an interest in Alset Capital Acquisition Corp. (“Alset Capital”). American Pacific Bancorp Inc. is a financial network holding company. Holista CollTech Limited is a public Australian company that produces natural food ingredients (ASX: HCT). DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, direct marketing, commercial lending, securities and investment management, alternative trading, digital transformation, secure living, and alternative energy. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). NECV is a publicly traded consumer products company (OTCPK: HIPH). Alset Capital is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses and is listed on the Nasdaq (Nasdaq: ACAXU, ACAX, ACAXW and ACAXR).

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

Our Revenue Model

Our total revenue for the years ended December 31, 2022, and 2021, was $4,480,442 and $19,798,822, respectively. Our net losses for the years ended December 31, 2022, and 2021, were $46,212,505 and $119,017,591, respectively.

We currently recognize revenue from the sale of our subdivision development properties, rental homes, the sale of our biohealth products and other activities. Sales of real properties accounted for approximately 29%, revenue from houses rental accounted for approximately 40%, sales of biohealth products accounted for approximately 17% and revenue from other activities accounted for approximately 13% of our total revenue in the year ended December 31, 2022. Sales of real properties accounted for approximately 70%, revenue from houses rental accounted for approximately 2% and sales of biohealth products accounted for approximately 28% of our total revenue in the year ended December 31, 2021.

From a geographical perspective, we recognized 69% and 72% of our total revenue in the years ended December 31, 2022, and 2021, respectively, in the United States. 20% and 28% of our revenue in 2022 and 2021, respectively, was recognized from our sales in South Korea. 11% and 0% of our revenue in 2022 and 2021, respectively, was recognized from our sales in Singapore.

We believe that, on an ongoing basis, revenue generated from our property development business will decline as a percentage of our total revenue as we expect to experience greater revenue contribution from our rental business, digital transformation technology, biohealth businesses and future business acquisitions.

Financial Impact of the COVID-19 Pandemic

Real Estate Projects

The extent to which the COVID-19 pandemic may impact our business will depend on future developments. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March 2020 through December 2022, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of town homes to NVR. At this time, all of the lots at Ballenger Run have been sold to NVR, however we continue to complete our development requirements under our agreements with NVR. We do not anticipate that the COVID-19 pandemic will have a material impact on the timing of the completion of our remaining tasks at Ballenger Run.

We have received strong indications that buyers and renters across the country are expressing interest in moving from more densely populated urban areas to the suburbs. We believe this trend, should it continue, will encourage interest in some of our projects.

The COVID-19 pandemic could impact the ability to conduct our operations in a prompt and efficient manner.

In addition, the COVID-19 pandemic may adversely impact the timeliness of local government in granting required approvals. Accordingly, the COVID-19 pandemic may cause the completion of important stages in our real estate projects to be delayed.

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

Some of our U.S. staff has shifted to mostly working from home since March 2020, but this has had a minimal impact on our operations to date. Our staff in Singapore and Hong Kong has been able to work from home when needed with minimal impact on our operations, however our staff’s ability to travel between our Hong Kong and Singapore offices has been significantly limited until early 2022. The COVID-19 pandemic initially impacted the frequency with which our management would travel to the Black Oaks project, however, this is no longer the case. Limitations on the mobility of our management and staff, should they arise in the future, could slow down our ability to enter into new transactions and expand existing projects.

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

Transactions between Entities under Common Control

On March 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, for four proposed transactions, consisting of (i) purchase of certain warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International Limited, which was valued at $28,363,966; (ii) purchase of all of the issued and outstanding stock of LiquidValue Development Pte Ltd. (“LVD”), which was valued at $173,395; (iii) purchase of 62,122,908 ordinary shares in True Partner Capital Holding Limited (HKG: 8657) (“True Partner”), which was valued at $6,729,629; and (iv) purchase of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”), which was valued at $28,653,138. The total amount of above four transactions was $63,920,129, payable on the Closing Date by the Company, in the convertible promissory notes (“Alset CPNs”), which, subject to the terms and conditions of the Alset CPNs and the Company’s shareholder approval, shall be convertible into shares of the Company’s common stock (“AEI Common Stock”), par value $0.001 per share, at the conversion price of AEI’s Stock Market Price. AEI’s Stock Market Price shall be $111.80 per share, equivalent to the average of the five closing per share prices of AEI’s Common Stock preceding January 4, 2021 as quoted by Bloomberg L.P. The above four acquisitions from Chan Heng Fai were transactions between entities under common control.

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

AEI’s stock price was $10.03 on March 12, 2021, the commitment date. The Beneficial Conversion Feature (“BCF”) intrinsic value was $50,770,192 for the four convertible promissory notes and was recorded as debt discount of convertible notes after these transactions. The debt discount attributable to the BCF is amortized over period from issuance to the date that the debt becomes convertible using the effective interest method. If the debt is converted, the discount is amortized to finance cost in full immediately. On May 13, 2021 and June 14, 2021 all Alset CPNs of $63,920,128 and accrued interests of $306,438 were converted into 2,123 shares of series B preferred stock and 458,198 shares of common stock of the Company.

Revenue Recognition and Cost of Revenue

The following represents a disaggregation of our revenue recognition policies by segment:

Real Estate

● Property Sales. Part of the Company’s real estate business is land development. The Company purchases land and develops it into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter into a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger and Black Oak projects, which represented approximately 29% and 70% of the Company’s revenue in the years ended on December 31, 2022 and 2021, respectively, is as follows:

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

● Sale of the Front Foot Benefit Assessments. We have established a front foot benefit (“FFB”) assessment on all of the lots sold to NVR. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending on the type of home. Our total expected revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligations have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facilities and close the lot sales with NVR, which inspects these water and sewer facilities prior to the close of lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized upon NVR’s sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December, 2022 and 2021, we recognized revenue in the amounts of $126,737 and $289,375 from FFB assessments, respectively.

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the years ended December 31, 2022 and 2021, the Company did not recognize any deferred revenue and collected all rents due.

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

Biohealth

● Product Direct Sales. The Company’s net sales consist of product sales. The Company’s performance obligation is to transfer ownership of its products to its members. The Company generally recognizes revenue when product is delivered to its members. Revenue is recorded net of applicable taxes, allowances, refund or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale.

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned products. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the years ended December 31, 2022 and 2021 were approximately $41,755 and $39,203, respectively.

● Annual Membership. The Company collects an annual membership fee from its members. The fee is fixed, paid in full at the time upon joining the membership; the fee is not refundable. The Company’s performance obligation is to provide its members the right to (a) purchase products from the Company, (b) access to certain back-office services, (c) receive commissions and (d) attend corporate events. The associated performance obligation is satisfied over time, generally over the term of the membership agreement which is for a one-year period. The Company recognizes revenue from membership fee over the one-year period of the membership.

Other Businesses

● Food and Beverage. The Company, through Alset F&B One Pte. Ltd. (“Alset F&B One”) and Alset F&B (PLQ) Pte. Ltd. (“Alset F&B PLQ”) each acquired a restaurant franchise licenses at the end of 2021 and 2022 respectively, both of which have since commenced operations. These licenses will allow Alset F&B One and Alset F&B PLQ each to operate a Killiney Kopitiam restaurant in Singapore. Killiney Kopitiam, founded in 1919, is a Singapore-based chain of mass-market, traditional kopitiam style service cafes selling traditional coffee and tea, along with a range of local delicacies such as Curry Chicken, Laksa, Mee Siam, and Mee Rebus.

The Company, through Hapi Café Inc. (“HCI-T”), commenced operation of two cafés during 2022 and 2021, which are located in Singapore and South Korea.

The cafes are operated by subsidiaries of HCI-T, namely Hapi Café SG Pte. Limited (“HCSG”) in Singapore and Hapi Café Korea Inc. (“HCKI”) in Seoul, South Korea. Hapi Cafes are distinctive lifestyle café outlets that strive to revolutionize the way individuals dine, work, and live, by providing a conducive environment for everyone to relish the four facets – health and wellness, fitness, productivity, and recreation all under one roof.

The revenue earned from Food and Beverage business for the years ended December 31, 2022 and 2021 were $449,240 and $ 42,380 respectively.

● Remaining performance obligations. As of December 31, 2022 and 2021, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

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

The Company capitalized construction costs of approximately $3.2 million and $6.0 million in the years ended December 31, 2022 and 2021, respectively.

On December 31, 2022, total real estate property under development was $23.4 million, including:

●	land held for development in the amount of $7.9 million (consisting of $7.3 million for Black Oak and $0.6 million for Alset Villas);

●	capitalized development costs in the amount of $12.3 million (consisting of $12 million for Black Oak and $0.3 million for Alset Villas); and

●	capitalized finance costs were $3.2 million.

On December 31, 2021, total real estate property under development was $15.7 million, including:

●	land held for development in the amount of $9.0 million (consisting of $7.7 million for Black Oak, $0.1 million for Ballenger Run, $0.7 million for Alset Villas and $0.5 million for our Perth project);

●	capitalized development costs in the amount of $3.4 million (consisting of $3.4 million for Black Oak); and

●	capitalized finance costs were $3.2 million.

On December 31, 2022, the capitalized construction costs were as follows:

	Ballenger Run	Black Oak	Alset Villas	Total
Land held for development	$-	$7,304,064	$639,062	$7,943,126
Capitalized development Costs
Hard Construction Costs	29,253,317	10,960,927	-	40,214,245
Engineering	3,632,588	3,306,281	194,510	7,133,379
Consultation	340,528	121,698	16,950	479,176
Project Management	4,335,183	2,702,175	-	7,037,359
Legal	375,672	256,693	-	632,365
Taxes	1,325,086	1,204,186	43,770	2,573,042
Other Services	627,487	47,276	-	674,763
Impairment Reserve	-	(5,230,828)	-	(5,230,828)
Construction - Sold Lots	(39,889,863)	(1,364,805)	-	(41,254,668)
Total capitalized development costs	$-	$12,003,603	$255,230	$12,258,833

Capitalized finance costs				$3,247,739

Total property under development				$23,449,698

On December 31, 2021, the capitalized construction costs were as follows:

	Ballenger Run	Black Oak	Alset Villas	Perth Project	Total
Land held for development	$125,497	$7,725,446	$639,062	$528,399	$9,018,404
Capitalized development Costs
Hard Construction Costs	29,244,223	8,865,369	-	-	38,109,592
Engineering	3,626,928	2,852,710	-	-	6,479,638
Consultation	340,528	109,826	-	-	450,354
Project Management	4,285,533	2,597,175	-	-	6,882,708
Legal	375,585	237,970	-	-	613,555
Taxes	1,326,734	985,440	-	-	2,312,174
Other Services	605,657	33,791	-	80,797	720,245
BAN reimbursement	-	(5,738,461)	-	-	(5,738,461)
Impairment Reserve	-	(5,230,828)	-	-	(5,230,828)
Construction - Sold Lots	(39,805,188)	(1,364,805)	-	-	(41,169,993)
Total capitalized development costs	$-	$3,348,187	$-	$80,797	$3,428,984

Capitalized finance costs					$3,247,739

Total property under development					$15,695,127

Through December 31, 2021, there were no sales from the Perth project. The project was fully sold during year ended December 31, 2022.

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is targeting to develop approximately 63 homes at Alset Villas for rent and/or for sale. The Alset Villas project is currently in the engineering and design phase to achieve final record plat.

Results of Operations

Summary of Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021
Revenue	$4,480,442	$19,798,822
Operating Expenses	(11,569,816)	(34,792,944)
Other Expenses	(39,123,131)	(103,489,455)
Income Tax Expense	-	(534,014)
Net Loss	$(46,212,505)	$(119,017,591)

Revenue

The following table sets forth period-over-period changes in revenues for each of our reporting segments:

	Years Ended December 31,		Change
	2022	2021	Dollars	Percentage
Real Estate	$3,088,628	$14,213,379	$(11,124,751)	-78%
Digital Transformation Technology	69,915	-	69,915	100%
Biohealth	753,651	5,543,066	(4,789,415)	-86%
Other	568,248	42,377	525,871	1,241%
Total revenue	$4,480,442	$19,798,822	$(15,318,380)	-77%

Revenue was $4,480,442 and $19,798,822 for the years ended December 31, 2022 and 2021, respectively. A decrease in property sales and direct sales from our indirect subsidiary HWH World in the 2022 contributed to lower revenue in this period. In the year ended December 31, 2022 the last three homes in Ballenger Project were sold. In this project, builders were required to purchase a minimum number of lots based on their applicable sale agreements. We collected revenue from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $289,375 in the year ended December 31, 2021 to $126,737 in year ended December 31, 2022. The decrease is a result of the decreased sale of properties to homebuyers in 2022.

In the second quarter of 2021, the Company started renting homes to tenants. Revenue from the rental business was $1,810,011 and $327,296 for the years ended December 31, 2022 and 2021, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

In recent years, the Company expanded its biohealth segment to the South Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc (“HWH World”). HWH World operates based on a direct sale model of health supplements. HWH World recognized $753,651 and $5,543,066 in revenue in the years ended December 31, 2022 and 2021, respectively.

The category described as “Other” includes corporate and financial services, food and beverage business and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the years ended December 31, 2022 and 2021, the revenue from other businesses was $568,248 and $42,377, respectively, generated by Korean and Singaporean café shops and restaurants.

Operating Expenses

The following table sets forth period-over-period changes in cost of revenue for each of our reporting segments:

	Years Ended December 31,		Change
	2022	2021	Dollars	Percentage
Real Estate	$3,016,200	$11,073,756	$(8,057,556)	-73%
Digital Transformation Technology	23,423	-	23,423	100%
Biohealth	523,534	214,019	309,515	145%
Other	168,833	14,039	154,794	1,103%
Total cost of sales	$3,731,990	$11,301,814	$(7,569,824)	-67%

Cost of revenue decreased from $11,301,814 in the year ended December 31, 2021 to $3,731,990 in the year ended December 31, 2022, as a result of the decrease in the number of lots sold in the Ballenger Run and sales in HWH World business. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of sales to increase as revenue increases.

The gross margin decreased from $8,497,008 to $748,452 in the years ended December 31, 2021 and 2022, respectively. The decrease of gross margin was caused by the decrease of gross margin of HWH World, mostly due to the decrease in the sales and from decrease in property sales.

The following table sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Years Ended December 31,		Change
	2022	2021	Dollars	Percentage
Real Estate	$1,479,674	$1,136,031	$343,643	30%
Digital transformation technology	414,167	183,429	230,738	126%
Biohealth	850,044	3,624,200	(2,774,156)	-77%
Other	5,093,941	18,547,470	(13,422,592)	-72%
Total operating expenses	$7,837,826	$23,491,130	$(15,653,304)	-67%

The decrease in sales related expenses and bonuses in our businesses contributed to decreased operating expenses in the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Other Income (Expense)

In the year ended December 31, 2022, the Company had other expense of $39,123,131 compared to other expense of $103,489,455 in the year ended December 31, 2021. The change in unrealized loss from related party securities investment and financing costs are the primary reasons for the volatility in these two periods. Unrealized loss on related party securities investment was $23,556,219 in year ended December 31, 2022, compared to $47,231,084 loss in the year ended December 31, 2021. Finance costs were $450,000 in the year ended December 31, 2022, compared to $50,871,869 in the year ended December 31, 2021. Finance costs in both years were related to the amortization of beneficial conversion feature (BVC).

Net Loss

In the year ended December 31, 2022, the Company had net loss of $46,212,505 compared to net loss of $119,017,591 in the year ended December 31, 2021.

Liquidity and Capital Resources

Our real estate assets have increased to $54,618,729 as of December 31, 2022, from $40,515,380 as of December 31, 2021. This increase primarily reflects the acquisition of 132 new rental properties during 2022 and 2021. Our cash has decreased from $56,061,309 as of December 31, 2021 to $17,827,383 as of December 31, 2022. Our liabilities decreased from $13,920,357 at December 31, 2021 to $4,827,221 at December 31, 2022. Our total assets have decreased to $153,490,336 as of December 31, 2022 from $184,210,143 as of December 31, 2021 due to the decrease in cash.

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

From January to December 2021, the Company sold 280,000 shares of Hapi Metaverse to international investors with the amount of $478,300, which was booked as addition paid-in capital. The Company held 505,667,376 shares of the 506,898,576 outstanding shares before the sale. After the sale, the Company still owns approximately 99% of Hapi Metaverse’s total outstanding shares.

The management believes that the available cash on hand, available debt and equity financing are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows for the Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021
Net cash used in operating activities	$(31,855,435)	$(16,684,360)
Net cash used in investing activities	$(15,123,041)	$(56,044,001)
Net cash provided by financing activities	$6,057,481	$103,417,404

Cash Flows from Operating Activities

Net cash used in operating activities was $31,855,435 in the year ended December 31, 2022, as compared to net cash used in operating activities of $16,684,360 in the same period of 2021. The purchase of trading securities for investment purposes and high property development costs explained the increased cash flow used in operating activities during year 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $15,123,041 in the year 2022, as compared to net cash used in investing activities of $56,044,001 in the same period of 2021. In the year ended December 31, 2022 we invested $8,429,620 in marketable securities, $6,824,730 to purchase real estate properties and improvements and $377,864 in promissory notes to a related party. At the same time, we received approximately $1 million from a related party loan receivable. In the year ended December 31, 2021 we invested $19,390,318 in marketable securities, $25,362,146 to purchase real estate properties and $11,878,605 in promissory notes of a related party. At the same time, we received approximately $2.5 million from the sale of Vivacitas Oncology to a related party.

Cash Flows from Financing Activities

Net cash provided by financing activities was $6,057,481 in the year ended December 31, 2022, compared to net cash provided of $103,417,404 the year ended December 31, 2021. Cash provided by financing activities in the year 2022 is primarily related the proceeds from stock issuance of $6,213,000 and borrowing from a commercial loan of $123,633. Additionally, the Company repaid $279,152 to note payable. The increase in cash provided by financing activities in the year 2021 is primarily caused by the proceeds from stock issuance of $104,565,659 and exercise of subsidiary warrants of $3,249,339. During the year ended December 31, 2021, we also received cash proceeds of $280,000 from the sale of our Hapi Metaverse shares to individual investors and $68,502 from a loan. Additionally, the Company distributed $2,549,750 to one minority interest investor, borrowed $5,545,495 from related parties and repaid $7,057,324 to related parties.

Real Property Financing Arrangements

Through Alset International, we have three property development projects. Ballenger Run and Black Oak projects are the major projects.

The Company anticipates that the estimated construction costs (not including land costs and financing costs) for the final phases of the Ballenger Run project will be $0.2 million. The expected completion date for the final phases of the Ballenger Run project is June of 2023.

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

Our Perth project in Australia was relatively small, and based on management’s recommendations the land was sold in 2022.

Black Oak

Black Oak is a land infrastructure and subdivision project situated in Magnolia, Texas, north of Houston. This project is owned by certain subsidiaries of Alset International. Currently the Black Oak project does not have any financing from third parties.

Ballenger Run

The Company’s Ballenger Run project is nearly complete, as all lots have been sold and the Company is completing its final tasks related to the project.

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

As of December 31, 2022 and 2021, the principal balance of the loan was $0.

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

The Company accounts for certain of its investments in equity securities in accordance with ASU 2016-01 Financial Instruments—Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In accordance with ASU 2016-01, the Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Amarantus BioScience Holdings (“AMBS”) and True Partner Capital Holding Limited (“True Partner”) are publicly traded companies. The Company does not have significant influence over AMBS and True Partner as the Company is the beneficial owner of approximately 4.3% of the common shares of AMBS and owned 15.5% of True Partner in 2021. The stock fair value is determined by quoted stock prices.

On April 12, 2021, the Company acquired 6,500,000 common shares of Value Exchange International, Inc. (“Value Exchange International”), an OTC listed company, for an aggregate subscription price of $650,000. On October 17, 2022 the Company purchased additional 7,276,163 common shares of Value Exchange International for an aggregate purchase price of $1,743,734. After these transactions the Company owns approximately 38.3% of Value Exchange International and exercises significant influence over it. Our Chief Executive Officer, Chan Heng Fai, is also an owner of the common stock of Value Exchange International (not including any common shares we hold). Additionally, certain members of our board of directors serve as directors of Value Exchange International. The stock’s fair value is determined by quoted stock prices.

During the year ended December 31, 2021, the Company’s subsidiaries established a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. Holista CollTech Limited (“Holista”), DSS Inc. (“DSS”) and New Electric CV Corporation (“NECV”, formerly known as “American Premium Mining Corporation” or “APM”)are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or elect fair value accounting.

The Company has significant influence over DSS as we owned approximately 45.2% of the common stock of DSS as of December 31, 2022, and our Chief Executive Officer, Chan Heng Fai, is an owner of the common stock of DSS (not including any common or preferred shares we hold). In addition, our Chief Executive Officer is the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS. The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or could elect the fair value option accounting.

The Company had significant influence over Holista as the Company and its CEO are the beneficial owner of approximately 15.5% of the outstanding shares of Holista and our CEO had a position on the Board of Directors of Holista from July of 2013 until June of 2021. The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or could elect the fair value option accounting.

The Company has significant influence over NECV as the Company is the beneficial owner of approximately 0.8% of the common shares of NECV and one officer from the Company holds an executive and director position of NECV’s board. Additionally, our Chief Executive Officer, Chan Heng Fai, is also an owner of the common stock of NECV (not including any common shares we hold). The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or could elect the fair value option accounting.

The Company has elected the fair value options for the equity securities noted above that would otherwise be accounted for under the equity method of accounting to better match the measurement of assets and liabilities in the Consolidated Statements of Operations. Value Exchange International, Holista and DSS are publicly traded companies and fair value of these equity investments is determined by the quoted stock prices. On December 31, 2022 and 2021, the fair value (calculated by market trading prices on the end dates of the periods) of total held equity stock of Value Exchange International, Holista and DSS was $13,503,533 and $16,821,636, respectively.

On March 2, 2020, and October 29, 2021, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private startup company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 to Company’s Financial Statements, Related Party Transactions, Note Receivable from a Related Party Company. As of December 31, 2022 and 2021, AMRE was a private company. Based on management’s analysis, the fair value of the warrants and the stock option was $0 as of December 31, 2021. In March 2022, both loans, together with warrants were converted into common shares of AMRE. After the conversion, the Company owns approximately 15.8% of AMRE.

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

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. We value NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV were $860,342 as of July 17, 2020, the purchase date and $327,565 and $1,009,854 as of December 31, 2022 and 2021, respectively.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 15.8% of American Medical REIT Inc. (“AMRE”), a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. DSS, of which we own 45.2% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence on AMRE.

American Pacific Bancorp, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”) and gained majority ownership in that entity. APB was consolidated into the Company under common control accounting (See Transactions between Entities under Common Control for details). On September 8, 2021 APB sold 6,666,700 shares of Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APB fell below 50% to 41.3% and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. As a result of the deconsolidation, the Company recognized gain of approximately $28.2 million. The gain represents the difference between the fair value of retained equity method investment of $30.8 million and $2.6 million, the Company’s investment percentage of carrying amount of APB’s net assets of $2.9 million. Considering the transaction was between related parties, the Company recorded the gain as additional paid in capital in its equity. From September 8 to December 31, 2021, the investment loss was $51,999. During the year ended December 31, 2022 the investment gain was $867,117. As of December 31, 2022 and 2021, the investment in APB was $31,668,246 and $30,801,129, respectively.

Alset Capital Acquisition Corp.

On February 3, 2022, Alset Capital Acquisition Corp. (“Alset Capital”), a special purpose acquisition company (SPAC) sponsored by the Company and certain affiliates, closed its initial public offering of 7,500,000 units at $10.00 per unit (the “Offering”). At the same time the exercise of underwriters’ over-allotment option of additional 1,125,000 units closed. The Company is majority owner of Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital. On February 3, 2022, the Sponsor purchased 473,750 units pursuant to a private placement for a purchase price of $4,737,500. Previously, the Sponsor had purchased 2,156,250 shares of Class B common stock pursuant to a private placement for a purchase price of $25,000. After the Offering the Company holds 23.4% of Alset Capital. Chan Heng Fai, the Chairman and CEO of the Company, is the CEO and director of Alset Capital. In June 2022, the Company made an adjustment of $2,830,961 to Additional Paid in Capital and the fair value of investment in Alset Capital, and reversed the previously recorded unrealized loss of $237,578, because of the change of valuation methods of the investment on Class B Common Stock and units the company held. Initially, the Company used market trading prices of Class A common stock and units to calculate the fair value of these investment securities and recorded $237,578 unrealized loss on security investment during three months ended March 31, 2022. In June 2022, the Company determined the fair value of Class B common shares and units by using a put option model and a Monte Carlo simulation considering some restrictions and risks related to these securities the Company held. During the year ended December 31, 2022, the Company recorded investment loss of $203,713 by equity method. On September 30, 2022 the Company purchased the remaining 10% ownership in the Sponsor for $476,250 and currently owns 100% of it. The Company’s investment in Alset Capital was $21,111,575 as of December 31, 2022.

Ketomei Pte Ltd

On June 10, 2021 the Company’s indirect subsidiary Hapi Cafe Inc. (“Hapi Cafe”) lent $76,723 to Ketomei Pte Ltd (“Ketomei”). On March 21, 2022 Hapi Cafe entered into an agreement pursuant to which the principal of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested an additional $179,595 in Ketomei. After the conversion and fund investment the Company now holds 28% of Ketomei. Ketomei is in the business of selling cooked food and drinks. During the year ended December 31, 2022 the investment loss was $48,916. Investment in Ketomei was $207,402 at December 31, 2022.

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

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26 per common share of Vector Com. As of December 31, 2021 and 2022, the Management estimated the fair value of the note to be $88,599, the initial transaction price.

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

HWH World Company Limited

HWH World Co. is a direct sales company in Thailand. The Company has a 19% ownership and lent a loan of $187,500 with zero interest and due on demand, to HWH World Co. The current level of equity in HWH World Co. is not sufficient to permit it to operate on its own without additional subordinated financial support. The Company has a variable interest in HWH World Co. However, the Company is not deemed to absorb losses or receive benefits that could potentially be significant to HWH World Co. Ltd. Moreover, the Company does not have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseeing and controlling the management. The power to direct the activities are held by the manager in Thailand who owns 51% of the HWH World Co. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On December 31, 2022 and 2021 variable interest and amount receivable in the non-consolidated VIE was $236,699 and $236,699, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE. The Company applied ASC 321 and measured HWH World Co. investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

American Medical REIT Inc.

In 2021 the Company owned 3.4% of AMRE and made a loan in the amount of $8,350,000 to AMRE, as well as two loans of $200,000 each, all with 8% per annum interest rate. One of the $200,000 loans was due on March 3, 2022, the other one is due on October 29, 2024. The $8,350,000 loan is due on November 29, 2023. The Company has a variable interest in AMRE. However, the Company is not deemed to absorb losses or receive benefits that could potentially be significant to AMRE. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseeing and controlling the management. The power to direct these activities are held by the AMRE’s largest shareholder which owns approximately 80.8% of AMRE and AMRE’s management team. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. In March 2022, the Company converted both $200,000 loans and accrued interests, together with accompanying warrants into AMRE common shares. After the conversion the Company owns 15.8% of AMRE. On July 12, 2022, pursuant to Assignment and Assumption Agreement from February 25, 2022, as amended on July 12, 2022, the Company sold the $8,350,000 loan, together with accrued interest, to DSS for a purchase price of 21,366,177 shares of DSS’s common stock. The loss from this transaction of $1,089,675 was calculated as the difference between the face value of promissory note together with accrued interest and the fair value of DSS stock on July 12, 2022, and was recorded under Other Expense in Statement of Operations. On December 31, 2022 and 2021 variable interest and amount receivable in the non-consolidated VIE was $0 and $8,901,285, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2022 and 2021. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $51 million and $45 million on December 31, 2022 and 2021, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $51 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in the year 2023, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2022, management determined that our company did not maintain effective controls over financial reporting due to having a limited staff. This limited number of staff prevents us from segregating duties within our internal control system; and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures. Management determined that the ineffective controls over financial reporting constitute a material weakness. To remediate such weaknesses, we plan to appoint additional qualified personnel with financial accounting, GAAP and SEC experience.

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

Alset Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alset Inc. and Subsidiaries, formerly known as Alset eHome International Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alset Inc. and subsidiaries, formerly known as Alset eHome International Inc. and Subsidiaries, (the “Company”) as of December 31, 2022, and 2021, and the related consolidated statements of operations, consolidated stockholders’ equity, and consolidated cash flows for each of the years in the two-year period ended December 31, 2022 and 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for the years in the two-period ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

The Company has significant transactions with related parties which are described in Note 13 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

We have served as the Company’s auditor since 2022.

Jericho, New York

March 31, 2023

Alset Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets:
Current Assets:
Cash	$17,827,383	$56,061,309
Restricted Cash	694,520	4,740,870
Account Receivables, Net	46,522	39,622
Other Receivables	446,798	334,788
Note Receivables - Related Parties	3,617,176	12,792,671
Prepaid Expense	188,070	1,202,451
Inventory	35,020	47,290
Investment in Securities at Fair Value	6,288,236	19,211,582
Investment in Securities at Fair Value - Related Party	13,193,089	17,125,441
Investment in Securities at Cost	98,129	99,216
Investment in Securities at Equity Method	52,987,224	30,801,129
Deposit	-	275,204
Total Current Assets	95,422,167	142,731,573

Real Estate
Rental Properties	31,169,031	24,820,253
Properties under Development	23,449,698	15,695,127
Operating Lease Right-Of-Use Asset	1,614,159	659,620
Deposit	536,947	39,653
Property and Equipment, Net	1,298,334	263,917
Total Assets	$153,490,336	$184,210,143

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,983,470	$11,341,789
Deferred Revenue	21,198	728,343
Builder Deposits	-	31,553
Operating Lease Liability	45,556	283,989
Notes Payable	181,846	317,671
Notes Payable - Related Parties	12,668	833,658
Total Current Liabilities	3,244,738	13,537,003

Long-Term Liabilities:
Operating Lease Liability	1,582,483	383,354
Total Liabilities	4,827,221	13,920,357

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value; 250,000,000 shares authorized; 7,422,846 and 4,368,422 shares issued and outstanding on December 31, 2022 and December 31, 2021, respectively*	7,423	87,368
Additional Paid in Capital	322,534,891	296,181,977
Accumulated Deficit	(188,724,411)	(148,233,473)
Accumulated Other Comprehensive Income	3,836,063	341,646
Total Alset Inc. Stockholders’ Equity	137,653,966	148,377,518
Non-controlling Interests	11,009,149	21,912,268
Total Stockholders’ Equity	148,663,115	170,289,786

Total Liabilities and Stockholders’ Equity	$153,490,336	$184,210,143

*	The common stock share amounts were adjusted retrospectively to reflect the 20-for-1 reverse stock split on December 28, 2022

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

For the Years Ended December 31, 2022 and 2021

	2022	2021

Revenue
Rental	$1,810,011	$327,296
Property	1,278,617	13,886,083
Biohealth	753,651	5,543,066
Digital Transformation Technology	69,915	-
Other	568,248	42,377
Total Revenue	4,480,442	19,798,822
Operating Expenses
Cost of Sales	3,731,990	11,301,814
General and Administrative	7,837,826	23,491,130
Total Operating Expenses	11,569,816	34,792,944

Operating Losses from Operations	(7,089,374)	(14,994,122)

Other Income (Expense)
Interest Income	67,470	183,636
Interest Expense	(1,853)	(317,281)
Foreign Exchange Transaction (Loss) Gain	(547,845)	1,363,061
Unrealized Loss on Securities Investment	(7,794,139)	(1,959,664)
Unrealized Loss on Securities Investment - Related Party	(23,556,219)	(47,231,084)
Realized Loss on Securities Investment	(7,308,580)	(4,698,078)
Loss on Investment on Security by Equity Method	(685,533)	(51,999)
Finance Costs	(450,000)	(50,871,869)
Other Income	1,153,568	93,823
Total Other Expense, Net	(39,123,131)	(103,489,455)

Net Loss Income Before Income Taxes	(46,212,505)	(118,483,577)

Income Tax Expense	-	(534,014)

Net Loss	(46,212,505)	(119,017,591)

Net Loss Attributable to Non-Controlling Interest	(5,721,567)	(15,694,415)

Net Loss Attributable to Common Stockholders	$(40,490,938)	$(103,323,176)

Other Comprehensive Loss, Net
Unrealized Gain (Loss) on Securities Investment	40,201	(57,179)
Foreign Currency Translation Adjustment	508,277	(3,974,966)
Comprehensive Loss	(45,664,027)	(123,049,736)

Comprehensive Loss Attributable to Non-controlling Interests	(5,620,606)	(16,933,170)

Comprehensive Loss Attributable to Common Stockholders	$(40,043,421)	$(106,116,566)

Net Loss Per Share - Basic and Diluted	$(6.22)	$(73.85)

Weighted Average Common Shares Outstanding - Basic and Diluted	6,513,453	1,399,144

* The numbers of weighted average outstanding common stock - basic and diluted were adjusted retrospectively to reflect the 20-for-1 reverse stock split on December 28, 2022

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For Two Year Period Ended December 31, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Accumulated Other		Total Alset	Non-	Total
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Paid in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity
Balance at January 1, 2021 (As Restated)	-	$-	-	$-	8,570,000	$8,570	$102,729,944	$2,143,338	$(44,910,297)	$59,971,555	$38,023,260	$97,994,815

Issuance of Common Stock	-	-	-	-	67,502,481	67,502	104,498,157	-	-	104,565,659	-	104,565,659

Convert Common Stock to Series A Preferred Stock	6,380	6	-	-	(6,380,000)	(6,380)	6,374	-	-	-	-	-

Convert Related Party Note Payable to Series B Preferred Stock	-	-	2,132	2	-	-	12,999,998	-	-	13,000,000	-	13,000,000

Convert Preferred Stock Series A and B to Common Stock	(6,380)	(6)	(2,132)	(2)	8,512,000	8,512	(8,504)	-	-	-	-	-

Transactions under Common Control	-	-	-	-	-	-	(57,190,499)	-	-	(57,190,499)	-	(57,190,499)

Sale of Vivacitas to Related Party	-	-	-	-	-	-	2,279,872	-	-	2,279,872	-	2,279,872

Purchase Stock of True Partner from Related Party	-	-	-	-	-	-	3,274,060	-	-	3,274,060	-	3,274,060

Beneficial Conversion Feature Intrinsic Value, Net	-	-	-	-	-	-	50,770,192	-	-	50,770,192	-	50,770,192

Convert Related Party Note Payable to Common Stock	-	-	-	-	9,163,965	9,164	51,217,402	-	-	51,226,566	-	51,226,566

Subsidiary’s Issuance of Stock	-	-	-	-	-	-	2,328,707	-	-	2,328,707	920,632	3,249,339

Proceeds from Selling Subsidiary Equity	-	-	-	-	-	-	164,107	-	-	164,107	115,893	280,000

Change in Non-Controlling Interest	-	-	-	-	-	-	(5,729,539)	865,493	-	(4,864,046)	2,664,056	(2,199,990)

Deconsolidate American Pacific Bancorp	-	-	-	-	-	-	28,287,920	-	-	28,287,920	(383,063)	27,904,857

Exercise American Premium Water Warrant to Purchase Stock	-	-	-	-	-	-	553,786	-	-	553,786	180,614	734,400

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(41,273)	-	(41,273)	(15,906)	(57,179)

Foreign Currency Translations	-	-	-	-	-	-	-	(2,625,912)	-	(2,625,912)	(1,349,054)	(3,974,966)

Distribution to Non-Controlling Shareholders	-	-	-	-	-	-	-	-	-	-	(2,549,750)	(2,549,750)
	-
Net Loss	-	-	-	-	-	-	-	-	(103,323,176)	(103,323,176)	(15,694,415)	(119,017,591)

Balance at January 1, 2022	-	$-	-	$-	87,368,446	$87,368	$296,181,977	$341,646	$(148,233,473)	$148,377,518	$21,912,268	$170,289,786

Issuance of Common Stock by Exercising Warrants	-	-	-	-	15,819,452	15,820	(11,925)	-	-	3,895	-	3,895

Issuance of Common Stock to Purchase Alset International Stock	-	-	-	-	35,319,290	35,319	(35,319)	-	-	-	-	-

Convert Related Party Note to Common Stock	-	-	-	-	10,000,000	10,000	6,203,000	-	-	6,213,000	-	6,213,000

Reverse Stock Split 1 for 20					(141,084,342)	(141,084)	141,084	-	-	-	-	-

Deconsolidate Alset Capital Acquisition	-	-	-	-	-	-	14,536,215	-	-	14,536,215	2,021,367	16,557,582

Gain from Purchase of DSS Stock	-	-	-	-	-	-	737,572	-	-	737,572	-	737,572

Beneficial Conversion Feature Intrinsic Value, Net	-	-	-	-	-	-	450,000	-	-	450,000	-	450,000

Change in Non-Controlling Interests	-	-	-	-	-	-	4,256,980	2,970,140	-	7,227,120	(7,227,120)	-

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	35,110	-	35,110	5,091	40,201

Gain from Purchasing Value Exchange Stock from Related Party	-	-	-	-	-	-	75,307	-	-	75,307	-	75,307

Foreign Currency Translations	-	-	-	-	-	-	-	489,167	-	489,167	19,110	508,277

Net Loss	-	-	-	-	-	-	-	-	(40,490,938)	(40,490,938)	(5,721,567)	(46,212,505)

Balance at December 31, 2022	-	$-	-	$-	7,422,846	$7,423	$322,534,891	$3,836,063	$(188,724,411)	$137,653,966	$11,009,149	$148,663,115

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	2022	2021

Cash Flows from Operating Activities
Net Loss from Operations	$(46,212,505)	$(119,017,591)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	963,077	166,451
Amortization of Right-Of-Use Asset	747,975	611,253
Amortization of Debt Discount	450,000	50,871,869
Share-based Compensation and Expense	-	134,192
Impairment of Promissory Note	-	421,754
Foreign Exchange Transaction Loss (Gain)	547,845	(1,403,859)
Unrealized Loss on Securities Investment	7,794,139	1,959,664
Unrealized Loss on Securities Investment – Related Party	23,556,219	47,231,084
Realized Loss on Securities Investment	7,308,580	4,698,078
Loss on Exchange of Investment Securities	417,468	-
PPP Loan Forgiveness	(68,502)	-
Director Compensation Adjustment	(1,185,251)	-
Loss on Equity Method Investment	685,533	51,999
Changes in Operating Assets and Liabilities
Real Estate	(8,241,487)	4,810,464
Account Receivables	(221,869)	849,413
Prepaid Expense	400,154	399,442
Deposits	(295,585)	(16,361)
Trading Securities	(7,510,442)	(14,426,785)
Inventory	13,164	34,991
Accounts Payable and Accrued Expenses	(9,535,319)	9,663,367
Other Receivables - Related Parties	(91,925)	-
Deferred Revenue	(707,145)	(2,199,477)
Operating Lease Liability	(638,006)	(293,525)
Builder Deposits	(31,553)	(1,230,783)
Net Cash Used in Operating Activities	(31,855,435)	(16,684,360)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(599,650)	(227,821)
Purchase of Real Estate Properties	(6,057,493)	(25,362,146)
Real Estate Improvements	(767,237)	-
Purchase of Investment Securities	(8,429,620)	(19,390,318)
Proceeds from Investment Securities	103,809	110,718
Sales of Investment Securities to Related Party	-	2,480,000
Cash Loss of Deconsolidation of American Pacific Bancorp Inc.	-	(1,235,953)
Issuing Loan Receivable - Related Party	(377,864)	(11,878,605)
Proceeds from Loan Receivable - Related Party	1,005,014	(539,876)
Net Cash Used in Investing Activities	(15,123,041)	(56,044,001)

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	6,213,000	104,565,659
Proceeds from Exercise of Subsidiary Warrants	-	3,249,339
Proceeds from Sale of Subsidiary Shares	-	280,000
Dividend Paid on Subsidiary Preferred Stock	-	(73,750)
Borrowing from PPP Loan	-	68,502
Borrowing from a Commercial Loan	123,633	-
Distribution to Non-controlling Interest Shareholders	-	(2,549,750)
Repayment to Notes Payable	(279,152)	(610,767)
Proceeds from Note Payable - Related Parties	-	5,545,495
Repayment to Notes Payable - Related Parties	-	(7,057,324)
Net Cash Provided by Financing Activities	6,057,481	103,417,404

Net (Decrease) Increase in Cash and Restricted Cash	(40,920,995)	30,689,043
Effects of Foreign Exchange Rates on Cash	(1,359,281)	(1,622,343)
Cash and Restricted Cash - Beginning of Year	60,802,179	31,735,479
Cash and Restricted Cash- End of Year	$18,521,903	$60,802,179

Cash	$17,827,383	$56,061,309
Restricted Cash	$694,520	$4,740,870
Total Cash and Restricted Cash	$18,521,903	$60,802,179

Supplementary Cash Flow Information
Cash Paid for Interest	$1,853	$20,154
Cash Paid for Taxes	$-	$446,757

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized Gain (Loss) on Investment	$777,773	$(57,179)
Initial Recognition of ROU / Lease Liability	$1,702,514	$256,928
Acquiring True Partner Stock by Issuing Promissory Note	$-	$10,003,689
Sale of Investment in Vivacitas to Related Party	$-	$2,279,872
Deconsolidate Alset Capital Acquisition	$16,557,582	$-
Intrinsic Value of BCF	$450,000	$(50,770,192)
Issuance of Stock by Exercising Warrants	$3,895	$-
Transactions under Common Control	$-	$57,190,499
Convert Related Party Note Payable to Common Stock	$6,213,000	$64,226,566
Deconsolidate American Pacific Bancorp Inc.	$-	$27,904,857
Gain from Exercise of American Premium Water Warrant	$-	$734,400
Purchase of Fixed Asset by Issuing Promissory Note	$-	$95,000

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Alset Inc. (the “Company” or “AEI”), formerly known as Alset EHome International Inc. and HF Enterprises Inc., was incorporated in the State of Delaware on March 7, 2018 and 50 shares of common stock were issued to Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company. On October 4, 2022, through a merger transaction, the Company was reincorporated in Texas. AEI is a diversified holding company principally engaged through its subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. The Company manages its principal businesses primarily through its subsidiary, Alset International Limited (“Alset International”, f.k.a. Singapore eDevelopment Limited), a company publicly traded on the Singapore Stock Exchange.

On October 1, 2018, Chan Heng Fai transferred his 100% interest in Alset Global Pte. Ltd. (“Alset Global”, formerly known as Hengfai International Pte. Ltd.) to Alset Inc. in exchange for 425,000 shares of the Company’s common stock. Alset Global holds a 100% interest in Alset Business Development Pte. Ltd. (“Alset Business Development, formerly known as Hengfai Business Development Pte. Ltd.). Both Alset Global and Alset Business Development are holding companies with no business operations. On December 31, 2022, the Company held 2,983,918,265 shares and 0 warrants of Alset International, which is the primary operating company of AEI. The Company held 2,810,999,176 shares and 10,000,000 warrants of Alset International on December 31, 2021. On December 31, 2022 and 2021, the Company’s ownership of Alset International was 85.4% and 76.8%, respectively.

Also, on October 1, 2018, Chan Heng Fai transferred his 100% ownership interest in Impact Oncology Pte. Ltd. (“Impact Oncology”, formerly known as Heng Fai Enterprises Pte. Ltd.) and Global eHealth Limited (“Global eHealth”) to AEI in exchange for 25,000 and 50,000 shares of the Company’s common stock, respectively.

The contributions to AEI on October 1, 2018 of Alset Global, Impact Oncology, and Global eHealth from Chan Heng Fai represented transactions under common control with a related party.

On June 24, 2020, HFE Holdings Limited surrendered 180,000 shares of our common stock to the treasury of our Company, and Chan Heng Fai surrendered 50 shares of our common stock to the treasury of our Company, and all such shares were cancelled.

On November 24, 2020 the Company held its initial public offering and the Company’s common stock began trading on Nasdaq Capital Market. As a result, 108,000 shares were issued to public investors. The Company’s net proceeds from this offering were approximately $13.2 million.

On May 13, 2021, July 30, 2021 and December 8, 2021 the Company held follow up offerings of its common shares. As a result of the offerings, the Company issued a total of 3,374,624 shares to public investors. The Company’s net proceeds from these offerings were approximately $105 million.

On December 13, 2021 the Company entered into a Securities Purchase Agreement with Chan Heng Fai for the issuance and sale of a convertible promissory note in favor of Chan Heng Fai, in the principal amount of $6,250,000. The note bears interest of 3% per annum and was due on the earlier of December 31, 2024 or when declared due and payable by Chan Heng Fai. The note could be converted in part or whole into common shares of the Company at the conversion price of $12.50 or into cash. The loan closed on January 26, 2022 after all closing conditions were met. Chan Heng Fai opted to convert all of the amount of such note into 500,000 shares of the Company’s common stock, which shares were issued on January 27, 2022.

On January 17, 2022 the Company entered into a securities purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to purchase from Chan Heng Fai 293,428,200 ordinary shares of Alset International for a purchase price of 1,473,449 newly issued shares of the Company’s common stock. On February 28, 2022, the Company and Chan Heng Fai entered into an amendment to this securities purchase agreement pursuant to which the Company shall purchase these 293,428,200 ordinary shares of Alset International for a purchase price of 1,765,964 newly issued shares of the Company’s common stock. The closing of this transaction with Chan Heng Fai was subject to approval of the Nasdaq and the Company’s stockholders. These 293,428,200 ordinary shares of Alset International represent approximately 8.4% of the 3,492,713,362 total issued and outstanding shares of Alset International. The Company had a Special Meeting of Stockholders to vote on the approval of this transaction on June 6, 2022.

On December 6, 2022, the Company filed a Certificate of Amendment to the Company’s Certificate of Formation with the Texas Secretary of State to effect a 1-for-20 reverse stock split. The Reverse Stock Split was effective as of December 28, 2022. The par value of the common stock following the reverse stock split remains at $0.001 per share. The reverse stock split has been retroactively applied to all financial statements presented.

As of December 31, 2022 and 2021, the total outstanding common shares of the Company were 7,422,846 and 4,368,422, respectively.

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

In 2022 and 2021, LiquidValue Development’s subsidiaries purchased 23 and 109 homes, respectively, in Texas from other builders in different communities. The Company intends to rent these homes. LiquidValue Development pursued this new endeavor in part to improve cash flow and smooth out the inconsistencies of income in residential land development. We intend to develop our subsidiary American Home REIT Inc. as the owner of most of single-family rental homes.

Digital Transformation Technology

The Company’s digital transformation technology segment is comprised of Hapi Metaverse Inc. and its subsidiaries. The Company’s digital transformation technology business is involved in mobile application product development and other businesses, providing information technology services to end-users, service providers and other commercial users through multiple platforms. This technology platform consists of instant messaging systems, social media, e-commerce and payment systems, direct marketing platforms, e-real estate, brand protection and counterfeit and fraud detection. Hapi Metaverse Inc. (“Hapi Metaverse”), our 99.7%-owned subsidiary, focuses on business-to-business solutions such as enterprise messaging and workflow. Through Hapi Metaverse, the Company has successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China.

Biohealth

The Company’s biohealth segment is comprised of HWH International Inc. and its subsidiaries and is committed to both funding research and developing and selling products that promote a healthy lifestyle.

In October 2019, the Company expanded its biohealth segment into the Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc (“HWH World”). HWH World is in the business of sourcing and distributing dietary supplements and other health products through its network of members in the Republic of Korea (“South Korea”). HWH World generates product sales via its direct sale model as products are sold to its members. Through the use of a Hapi Gig platform that combines e-commerce, social media and a customized rewards system, HWH Korea equips, trains and empowers its members. We compete with numerous direct sales companies in South Korea. HWH World recognized $753,651 and $5,543,066 in revenue in the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the deferred revenue was $21,198 and $728,343, respectively. All deferred revenue came from unrecognized sales.

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

The Company’s other business activities segment is primarily comprised of Alset International, SeD Capital Pte. Ltd., BMI Capital Partners International Limited, Singapore Construction & Development Pte. Ltd. and food and beverage part of HWH International Inc.

The Company, through Alset F&B One Pte. Ltd. (“Alset F&B One”) and Alset F&B (PLQ) Pte. Ltd. (“Alset F&B PLQ”) each acquired a restaurant franchise licenses at the end of 2021 and 2022 respectively, both of which have since commenced operations. These licenses will allow Alset F&B One and Alset F&B PLQ each to operate a Killiney Kopitiam restaurant in Singapore. Killiney Kopitiam, founded in 1919, is a Singapore-based chain of mass-market, traditional kopitiam style service cafes selling traditional coffee and tea, along with a range of local delicacies such as Curry Chicken, Laksa, Mee Siam, and Mee Rebus.

The Company, through Hapi Café Inc. (“HCI-T”), commenced operation of two cafés during 2022 and 2021, which are located in Singapore and South Korea.

The cafes are operated by subsidiaries of HCI-T, namely Hapi Café SG Pte. Limited (“HCSG”) in Singapore and Hapi Café Korea Inc. (“HCKI”) in Seoul, South Korea. Hapi Cafes are distinctive lifestyle café outlets that strive to revolutionize the way individuals dine, work, and live, by providing a conducive environment for everyone to relish the four facets – health and wellness, fitness, productivity, and recreation all under one roof.

During the years ended on December 31, 2022 and 2021, the revenue from the other business activities described above was approximately $568,248 and $42,377, respectively.

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

The Company’s consolidated financial statements include the financial positions, results of operations and cash flows of the following entities as of December 31, 2022 and 2021 as follows:

		Attributable interest
	State or other jurisdiction of	as of,
Name of subsidiary consolidated under AEI	incorporation or organization	December 31, 2022		December 31, 2021
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.4		76.8
Singapore Construction & Development Pte. Ltd.	Singapore	85.4		76.8
Art eStudio Pte. Ltd.	Singapore	43.6	*	39.2	*
Singapore Construction Pte. Ltd.	Singapore	85.4		76.8
Global BioMedical Pte. Ltd.	Singapore	85.4		76.8
Alset Innovation Pte. Ltd.	Singapore	85.4		76.8
Health Wealth Happiness Pte. Ltd.	Singapore	85.4		76.8
SeD Capital Pte. Ltd.	Singapore	85.4		76.8
LiquidValue Asset Management Pte. Ltd.	Singapore	85.4		76.8	*
Alset Solar Limited	Hong Kong	85.4		76.8
Alset F&B One Pte. Ltd.	Singapore	76.9		69.2
Global TechFund of Fund Pte. Ltd.	Singapore	100		76.8
Singapore eChainLogistic Pte. Ltd.	Singapore	100		76.8
BMI Capital Partners International Limited	Hong Kong	85.4		76.8
SeD Perth Pty Ltd	Australia	85.4		76.8
SeD Intelligent Home Inc.	United States of America	85.4		76.8
LiquidValue Development Inc.	United States of America	85.4		76.8
Alset EHome Inc.	United States of America	85.4		76.8
SeD USA, LLC	United States of America	85.4		76.8
150 Black Oak GP, Inc.	United States of America	85.4		76.8
SeD Development USA Inc.	United States of America	85.4		76.8
150 CCM Black Oak, Ltd.	United States of America	85.4		76.8
SeD Texas Home, LLC	United States of America	85.4		76.8
SeD Ballenger, LLC	United States of America	85.4		76.8
SeD Maryland Development, LLC	United States of America	71.4		64.2
SeD Development Management, LLC	United States of America	72.6		65.3
SeD Builder, LLC	United States of America	85.4		76.8
Hapi Metaverse Inc. (f.k.a. GigWorld Inc.)	United States of America	99.7		76.8

HotApp BlockChain Pte. Ltd.	Singapore	99.7	76.6
HotApp International Limited	Hong Kong	99.7	76.6
HWH International, Inc.	United States of America	85.4	76.8
Health Wealth & Happiness Inc.	United States of America	85.4	76.8
HWH Multi-Strategy Investment, Inc.	United States of America	85.4	76.8
SeD REIT Inc.	United States of America	85.4	76.8
Gig Stablecoin Inc.	United States of America	99.7	76.6
HWH World Inc.	United States of America	99.7	76.6
HWH World Pte. Ltd.	Singapore	85.4	76.6
UBeauty Limited	Hong Kong	85.4	76.8
WeBeauty Korea Inc	South Korea	85.4	76.8
HWH World Limited	Hong Kong	85.4	76.8
HWH World Inc.	South Korea	85.4	76.8
Alset BioHealth Pte. Ltd.	Singapore	-	76.8
Alset Energy Pte. Ltd.	Singapore	-	76.8
GDC REIT Inc. (f.k.a. Alset Payment Inc.)	United States of America	85.4	76.8
Alset World Pte. Ltd.	Singapore	-	76.8
BioHealth Water Inc.	United States of America	85.4	76.8
Impact BioHealth Pte. Ltd.	Singapore	85.4	76.8
American Home REIT Inc.	United States of America	85.4	76.8
Alset Solar Inc.	United States of America	68.3	61.5
HWH KOR Inc.	United States of America	85.4	76.8
Open House Inc.	United States of America	100	76.8
Open Rental Inc.	United States of America	100	76.8
Hapi Cafe Inc. (Nevada)	United States of America	100	76.8
Global Solar REIT Inc.	United States of America	100	76.8
OpenBiz Inc.	United States of America	100	76.8
Hapi Cafe Inc. (Texas)	United States of America	85.4	100
HWH (S) Pte. Ltd.	Singapore	85.4	76.8
True Partner International Limited	Hong Kong	-	100
LiquidValue Development Pte. Ltd.	Singapore	100	100
LiquidValue Development Limited	Hong Kong	100	100
Alset EPower Inc.	United States of America	100	100
EPowerTech Inc.	United States of America	100	100
AHR Asset Management Inc.	United States of America	85.4	76.8

HWH World Inc. (Nevada)	United States of America	85.4		76.8
Alset F&B Holdings Pte. Ltd.	Singapore	85.4		76.8
Credas Capital Pte. Ltd.	Singapore	42.7	*	38.4	*
Smart Reward Express Limited	Hong Kong	49.8	*	38.3	*
Partners HWH Pte. Ltd.	Singapore	-		76.8
AHR Texas Two, LLC	United States of America	85.4		76.8
AHR Black Oak One, LLC	United States of America	85.4		76.8
Hapi Air Inc.	United States of America	92.7		88.4
AHR Texas Three, LLC	United States of America	85.4		76.8
Alset Capital Pte. Ltd.	Singapore	100		100
Hapi Cafe Korea Inc.	South Korea	85.4		100
Green Energy Inc.	United States of America	100		100
Green Energy Management Inc.	United States of America	100		100
Alset Metaverse Inc.	United States of America	97.2		95.6
Alset Management Group Inc.	United States of America	83.4		88.2
Alset Acquisition Sponsor, LLC	United States of America	93.4		79.6
Alset Capital Acquisition Corp.	United States of America	23.4		79.6
Alset Spac Group Inc.	United States of America	93.4		-
Hapi Travel Pte. Ltd.	Singapore	85.4		-
Hapi WealthBuilder Pte. Ltd.	Singapore	85.4		-
Alset Mining Pte. Ltd.	Singapore	85.4		-
HWH Marketplace Pte. Ltd.	Singapore	85.4		-
HWH International Inc. (Nevada)	United States of America	85.4		-
Hapi Cafe SG Pte. Ltd.	Singapore	85.4		-
Alset Reits Inc.	United States of America	100		-
Alset Home REIT Inc.	United States of America	100		-
Hapi Metaverse Inc.	United States of America	99.7		-
Hapi Cafe Limited	Hong Kong	99.7		-
MOC HK Limited	Hong Kong	99.7		-
AHR Texas Four, LLC	United States of America	100		-
Alset F&B (PLQ) Pte. Ltd.	Singapore	85.4		-

*	Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On December 31, 2022 and 2021 the Company adjusted $4,791,997 and $821,417 between building and land, respectively. During the year of 2022 and 2021, the Company adjusted depreciation expenses of $197,609 and $0, respectively.

Transactions between Entities under Common Control

On March 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, for four proposed transactions, consisting of (i) purchase of certain warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International Limited, which was valued at $28,363,966; (ii) purchase of all of the issued and outstanding stock of LiquidValue Development Pte Ltd. (“LVD”), which was valued at $173,395; (iii) purchase of 62,122,908 ordinary shares in True Partner Capital Holding Limited (HKG: 8657) (“True Partner”), which was valued at $6,729,629; and (iv) purchase of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”), which was valued at $28,653,138. The total amount of above four transactions was $63,920,129, payable on the Closing Date by the Company, in the convertible promissory notes (“Alset CPNs”), which, subject to the terms and conditions of the Alset CPNs and the Company’s shareholder approval, shall be convertible into shares of the Company’s common stock (“AEI Common Stock”), par value $0.001 per share, at the conversion price of AEI’s Stock Market Price. AEI’s Stock Market Price shall be $111.80 per share, equivalent to the average of the five closing per share prices of AEI’s Common Stock preceding January 4, 2021 as quoted by Bloomberg L.P. The above four acquisitions from Chan Heng Fai were transactions between entities under common control.

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

AEI’s stock price was $10.03 on March 12, 2021, the commitment date. The Beneficial Conversion Feature (“BCF”) intrinsic value was $50,770,192 for the four convertible promissory notes and was recorded as debt discount of convertible notes after these transactions. The debt discount attributable to the BCF is amortized over period from issuance to the date that the debt becomes convertible using the effective interest method. If the debt is converted, the discount is amortized to finance cost in full immediately. On May 13, 2021 and June 14, 2021 all Alset CPNs of $63,920,128 and accrued interests of $306,438 were converted into 2,123 shares of series B preferred stock and 458,198 shares of common stock of the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of December 31, 2022 and 2021.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company is required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund is required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The fund in the escrow account is specifically used for the payment of the loan from M&T Bank. The fund is required to remain in the escrow account for the loan payment until the loan agreement terminates. In May 2022 the funds from this escrow account were released and the account closed. As of December 31, 2022 and 2021, the total balance of these two accounts was $309,219 and $4,399,984, respectively.

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

The Company puts funds into a brokerage account specifically for equity investment. As of December 31, 2022 and 2021, the cash balance in that brokerage account was $385,304 and $304,570, respectively.

Account Receivables and Allowance for Doubtful Accounts

Account receivables is stated at amounts due from buyers, contractors, and all third parties, net of an allowance for doubtful accounts. As of December 31, 2022 and 2021, the balance of account receivables was $46,522 and $39,622, respectively. Approximately $0 and $2,500 of account receivables as of December 31, 2022 and 2021, respectively, was from DSS with a merchant agreement, under which the Company used DSS credit card platform to collect money from our direct sales.

The Company monitors its account receivables balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to estimate its allowance for doubtful account receivables. The Company’s allowance for doubtful accounts represents an estimate of the losses expected to be incurred based on specifically identified accounts as well as nonspecific amount, when determined appropriate. Generally, the amount of the allowance is primarily decided by division management’s historical experience, the delinquency trends, the resolution rates, the aging of receivables, the credit quality indicators and financial health of specific customers. As of December 31, 2022 and 2021, the allowance was $0.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of December 31, 2022 and 2021, inventory consisted of finished goods from subsidiaries of HWH International Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

Investment Securities

Investment Securities at Fair Value

The Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Amarantus BioScience Holdings (“AMBS”) and True Partner Capital Holding Limited (“True Partner”) are publicly traded companies. The Company does not have significant influence over AMBS and True Partner, as the Company is the beneficial owner of approximately 5.3% of the common shares of AMBS and as of December 31, 2021 held 15.5% of True Partner. On May 17, 2022 the Company sold its investment in True Partner to DSS Inc. The stock’s fair value is determined by quoted stock prices.

On April 12, 2021 the Company acquired 6,500,000 common shares of Value Exchange International, Inc. (“Value Exchange International”), an OTC listed company, for an aggregate subscription price of $650,000. On October 17, 2022 the Company purchased additional 7,276,163 common shares of Value Exchange International for an aggregate purchase price of $1,743,734. After the transaction the Company owns approximately 38.3% of Value Exchange International and exercises significant influence over it. Our Chief Executive Officer, Chan Heng Fai, is also an owner of the common stock of Value Exchange International (not including any common shares we hold). Additionally, certain members of our board of directors serve as directors of Value Exchange International. The stock’s fair value is determined by quoted stock prices.

During the year ended December 31, 2021, the Company’s subsidiaries established a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. Holista CollTech Limited (“Holista”), DSS, Inc. (“DSS”) and New Electric CV Corporation (“NECV” formerly known as “American Premium Mining Corporation” (“APM”), and earlier known as “American Premium Water Corp.”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or elect fair value accounting.

●	The Company has significant influence over DSS. As of December, 2022 and 2021, the Company owned approximately 45.2% and 24.9% of the common stock of DSS, respectively. Our CEO is a stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS. William Wu, Wong Shui Yeung and Joanne Wong Hiu Pan, directors of the Company, are each also directors of DSS.

●	The Company has significant influence over Holista as the Company and its CEO are the beneficial owner of approximately 15.5% of the outstanding shares of Holista and our CEO held a position on Holista’s Board of Directors until June of 2021.

●	The Company has significant influence over NECV as the Company is the beneficial owner of approximately 0.8% of the common shares of NECV and one officer from the Company holds a director position on NECV’s Board of Directors.

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private startup company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of December 31, 2022 and 2021, AMRE was a private company. Based on management’s analysis, the fair value of the AMRE warrants was $0 as of December 31, 2021. In March 2022 both loans, together with warrants were converted into common shares of AMRE. After the conversion, the Company owns approximately 15.8% of AMRE.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 15.8% of American Medical REIT Inc. (“AMRE”) as of December 31, 2022, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. DSS, of which we own 45.2% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence on AMRE.

American Pacific Bancorp, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”) and gained majority ownership in that entity. APB was consolidated into the Company under common control accounting (See Transactions between Entities under Common Control for details). On September 8, 2021 APB sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APB fell below 50% to 41.3% and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. As a result of the deconsolidation, the Company recognized gain of approximately $28.2 million. The gain represents the difference between the fair value of retained equity method investment of $30.8 million and the investment percentage of carrying amount of APB’s net assets of $2.9 million. Considering the transaction was between related parties, the Company recorded the gain as additional paid in capital in its equity. From September 8 to December 31, 2021, the investment loss was $51,999. During the year ended December 31, 2022 the investment gain was $867,117. As of December 31, 2022 and 2021, the investment in APB was $31,668,246 and $30,801,129, respectively.

The following table presents summarized unaudited financial information for APB.

	Summarized Financial Information
	Assets	Liabilities	Net Income (Loss)
December 31, 2022	54,835,272	316,826	2,245,532
December 31, 2021	29,448,425	371,564	(536,481)

Alset Capital Acquisition Corp.

On February 3, 2022, Alset Capital Acquisition Corp. (“Alset Capital”), a special purpose acquisition company (SPAC) sponsored by the Company and certain affiliates, closed its initial public offering of 7,500,000 units at $10.00 per unit (the “Offering”). At the same time the exercise of underwriters’ over-allotment option of additional 1,125,000 units closed. The Company is majority owner of Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital. On February 3, 2022, the Sponsor purchased 473,750 units pursuant to a private placement for a purchase price of $4,737,500. Previously, the Sponsor had purchased 2,156,250 shares of Class B common stock pursuant to a private placement for a purchase price of $25,000. After the Offering the Company holds 23.4% of Alset Capital. Chan Heng Fai, the Chairman and CEO of the Company, is the CEO and director of Alset Capital. In June 2022, the Company made an adjustment of $2,830,961 to Additional Paid in Capital and the fair value of investment in Alset Capital, and reversed the previously recorded unrealized loss of $237,578, because of the change of valuation methods of the investment on Class B Common Stock and units the company held. Initially, the Company used market trading prices of Class A common stock and units to calculate the fair value of these investment securities and recorded $237,578 unrealized loss on security investment during three months ended March 31, 2022. In June 2022, the Company determined the fair value of Class B common shares and units by using a put option model and a Monte Carlo simulation considering some restrictions and risks related to the securities the Company held. During the year ended December 31, 2022, the Company recorded investment loss of $203,713 by equity method. On September 30, 2022 the Company purchased the remaining 10% ownership in the Sponsor for $476,250 and currently owns 100% of it. The Company’s investment in Alset Capital was $21,111,575 as of December 31, 2022.

Ketomei Pte Ltd

On June 10, 2021 the Company’s indirect subsidiary Hapi Cafe Inc. (“Hapi Cafe”) lent $76,723 to Ketomei Pte Ltd (“Ketomei”). On March 21, 2022 Hapi Cafe entered into an agreement pursuant to which the principal of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested an additional $179,595 in Ketomei. After the conversion and fund investment the Company now holds 28% of Ketomei. Ketomei is in the business of selling cooked food and drinks. During the year ended December 31, 2022 the investment loss was $48,916. Investment in Ketomei was $207,402 at December 31, 2022.

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

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26 per common share of Vector Com. As of December 31, 2022 and 2021, the Management estimated the fair value of the note to be $88,599, the initial transaction price.

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

HWH World Company Limited

HWH World Co. is a direct sales company in Thailand. The Company has a 19% ownership and lent a loan of $187,500 with zero interest and due on demand, to HWH World Co. The current level of equity in HWH World Co. is not sufficient to permit to operate on its own without additional subordinated financial support. The Company has a variable interest in HWH World Co. However, the Company is not deemed to absorb losses or receive benefits that could potentially be significant to HWH World Co. Ltd. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseeing and controlling the management. The power to direct the activities are held by the manager in Thailand who owns 51% of the HWH World Co. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On December 31, 2022 and 2021 variable interest and amount receivable in the non-consolidated VIE was $236,699 and $236,699, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE. The Company applied ASC 321 and measured HWH World Co. investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

American Medical REIT Inc.

In 2021 the Company owned 3.4% of AMRE and made a loan in the amount of $8,350,000 to AMRE, as well as two loans of $200,000 each, all with 8% per annum interest rate. One of the $200,000 loans was due on March 3, 2022, the other one is due on October 29, 2024. The $8,350,000 loan is due on November 29, 2023. The Company has a variable interest in AMRE. However, the Company is not deemed to absorb losses or receive benefits that could potentially be significant to AMRE. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseeing and controlling the management. The power to direct these activities is held by AMRE’s largest shareholder which owns approximately 80.8% of AMRE and AMRE’s management team. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. In March 2022, the Company converted both $200,000 loans and accrued interests, together with accompanying warrants into AMRE common shares. After the conversion the Company owns 15.8% of AMRE. On July 12, 2022, pursuant to Assignment and Assumption Agreement from February 25, 2022, as amended on July 12, 2022, the Company sold the $8,350,000 loan, together with accrued interest, to DSS for a purchase price of 21,366,177 shares of DSS’s common stock. The loss from this transaction of $1,089,675 was calculated as the difference between the face value of promissory note together with accrued interest and the fair value of DSS stock on July 12, 2022, and was recorded under Other Expense in Statement of Operations. On December 31, 2022 and 2021 variable interest and amount receivable in the non-consolidated VIE was $0 and $8,901,285, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE.

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

The Company capitalized construction costs of approximately $3.2 million and $6.0 million for the years ended December 31, 2022 and 2021, respectively.

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

The Company did not record impairment on any of its projects during the years ended on December 31, 2022 and 2021.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. During the years ended December 31, 2022 and 2021, the Company signed multiple purchase agreements to acquire 23 and 109 homes, respectively. By December 31, 2022, all of the 132 homes were closed with an aggregate purchase cost of $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the years ended on December 31, 2022 and 2021.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

Part of the Company’s real estate business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger and Black Oak projects, which represented approximately 29% and 70%, respectively, of the Company’s revenue in the years ended December 31, 2022 and 2021, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. In the year ended December 31, 2022 and 2021, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending on the type of home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December 31, 2022 and 2021, we recognized revenue of $126,737 and $289,375 from FFB assessment, respectively.

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

Biohealth

Product Direct Sales. The Company’s net sales consist of product sales. The Company’s performance obligation is to transfer ownership of its products to its members. The Company generally recognizes revenue when product is delivered to its members. Revenue is recorded net of applicable taxes, allowances, refund or returns. The Company receives the net sales price in cash or through credit card payments at the point of sale.

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned products. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the years ended December 31, 2022 and 2021 were approximately $41,755 and $39,203, respectively.

Annual Membership. The Company collects an annual membership fee from its members. The fee is fixed, paid in full at the time upon joining the membership; the fee is not refundable. The Company’s performance obligation is to provide its members the right to (a) purchase products from the Company, (b) access to certain back-office services, (c) receive commissions and (d) attend corporate events. The associated performance obligation is satisfied over time, generally over the term of the membership agreement which is for a one-year period. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $21,198 and $728,343 at December 31, 2022 and 2021, respectively.

Other Businesses

Food and Beverage. The Company, through Alset F&B One Pte. Ltd. (“Alset F&B One”) and Alset F&B (PLQ) Pte. Ltd. (“Alset F&B PLQ”) each acquired a restaurant franchise licenses at the end of 2021 and 2022 respectively, both of which have since commenced operations. These licenses will allow Alset F&B One and Alset F&B PLQ each to operate a Killiney Kopitiam restaurant in Singapore. Killiney Kopitiam, founded in 1919, is a Singapore-based chain of mass-market, traditional kopitiam style service cafes selling traditional coffee and tea, along with a range of local delicacies such as Curry Chicken, Laksa, Mee Siam, and Mee Rebus.

The Company, through Hapi Café Inc. (“HCI-T”), commenced operation of two cafés during 2022 and 2021, which are located in Singapore and South Korea.

The cafes are operated by subsidiaries of HCI-T, namely Hapi Café SG Pte. Limited (“HCSG”) in Singapore and Hapi Café Korea Inc. (“HCKI”) in Seoul, South Korea.  Hapi Cafes are distinctive lifestyle café outlets that strive to revolutionize the way individuals dine, work, and live, by providing a conducive environment for everyone to relish the four facets – health and wellness, fitness, productivity, and recreation all under one roof.

Remaining performance obligations. As of December 31, 2022 and 2021, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the years ended on December 31, 2022 and 2021, the Company recorded $0 and $73,292 as stock-based compensation expense.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded $547,845 loss on foreign exchange during the year ended on December 31, 2022 and a $1,363,061 gain during the year ended on December 31, 2021. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive gain of $508,277 from foreign currency translation for the year ended December 31, 2022 and $3,974,966 loss for the year ended December 31, 2021, in accumulated other comprehensive loss.

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

The Company’s 2021, 2020 and 2019 tax returns remain open to examination.

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

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At December 31, 2022 there were 456,653 potentially dilutive warrants outstanding. At December 31, 2021 there were 1,248,822 potentially dilutive warrants outstanding.

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

On December 31, 2022 and 2021, the aggregate non-controlling interests in the Company were $11,009,149 and $21,912,268 respectively.

Impairment of Long-lived Assets

Our policy is to obtain an independent third-party valuation for each major project in the United States to identify triggering events for impairment. Our management may use a market comparison method to value other relatively small projects, such as the project in Perth, Australia. In addition to the annual assessment of potential triggering events in accordance with ASC 360 – Property Plant and Equipment (“ASC 360”), we apply a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

The company did not record any impairment for the year ended on December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, the capitalized financing costs were $3,247,739.

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

Recent Accounting Pronouncements

Accounting pronouncement not yet adopted

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, “Revenue from Contracts with Customers”. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company adopted these requirements prospectively, effective on the first day of the year 2023.

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

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of December 31, 2022 and 2021, uninsured cash and restricted cash balances were $15,723,599 and $57,905,303, respectively.

For the year ended December 31, 2022, two customers accounted for approximately 81%, and 19% of the Company’s property and development revenue. For the year ended December 31, 2021, two customers accounted for approximately 97%, and 3% of the Company’s property and development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the years ended December 31, 2022 and 2021:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Year Ended on December 31, 2022
Revenue	$3,088,628	$69,915	$753,651	$568,248	$4,480,442
Cost of Sales	(3,016,200)	(23,423)	(523,534)	(168,833)	(3,731,990)
Gross Margin	72,428	46,492	230,117	399,415	748,452
Operating Expenses	(1,479,674)	(414,167)	(850,044)	(5,093,941)	(7,837,826)
Operating Income (Loss)	(1,407,246)	(367,675)	(619,927)	(4,694,526)	(7,089,374)
Other Income (Expense)	5,885	(1,359,977)	(4,669,309)	(33,099,730)	(39,123,131)
Net Income (Loss) Before Income Tax	(1,401,361)	(1,727,652)	(5,289,236)	(37,794,256)	(46,212,505)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Year Ended on December 31, 2021
Revenue	$14,213,379	$-	$5,543,066	$42,377	$19,798,822
Cost of Sales	(11,073,756)	-	(214,019)	(14,039)	(11,301,814)
Gross Margin	3,139,623	-	5,329,047	28,338	8,497,008
Operating Expenses	(1,136,031)	(183,429)	(3,624,200)	(18,547,470)	(23,491,130)
Operating Income (Loss)	2,003,592	(183,429)	1,704,847	(18,519,132)	(14,994,122)
Other Income (Expense)	(8,955)	1,286,962	(39,265,445)	(65,502,017)	(103,489,455)
Net Income (Loss) Before Income Tax	1,994,637	1,103,533	(37,560,598)	(84,021,149)	(118,483,577)

December 31, 2022
Cash and Restricted Cash	$2,592,577	$514,260	$1,338,404	$14,076,662	$18,521,903
Total Assets	57,951,324	3,184,416	4,861,615	87,492,981	153,490,336

December 31, 2021
Cash and Restricted Cash	$7,493,921	$245,780	$2,629,464	$50,433,014	$60,802,179
Total Assets	55,465,600	2,199,466	11,056,779	115,488,298	184,210,143

5. REAL ESTATE ASSETS

As of December 31, 2022 and 2021, real estate assets consisted of the following:

	December 31, 2022	December 31, 2021

Construction in Progress	$15,506,572	$8,597,023
Land Held for Development	7,943,126	7,098,104
Rental Properties	31,169,031	24,820,253
Total Real Estate Assets	$54,618,729	$40,515,380

Single family residential properties

As of December 31, 2022 and 2021, the Company owns 132 and 109 Single Family Residential Properties (“SFRs”), respectively. The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $882,814 and $120,511 in years ended December 31, 2022 and 2021, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SRFs as of December 31, 2022:

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On December 31, 2022 and 2021, there was $0 and $31,553 held on deposit, respectively.

7. NOTES PAYABLE

As of December 31, 2022 and 2021, notes payable consisted of the following:

	December 31, 2022	December 31, 2021
	($)	($)
PPP Loan	-	68,502
Australia Loan	-	162,696
Motor Vehicle Loans	181,846	86,473
Total notes payable	$181,846	$317,671

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of December 31, 2022 and 2021, the outstanding balance of the revolving loan was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process. On March 15, 2022, approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

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

Australia Loan

On January 7, 2017, SeD Perth Pty Ltd (“SeD Perth”) entered into a loan agreement with National Australian Bank Limited (the “Australia Loan”) for the purpose of funding land development. The loan facility provides SeD Perth with access to funding of up to approximately $460,000 and matures on December 31, 2018. The Australia Loan is secured by both the land under development and a pledged deposit of $35,276. This loan is denominated in AUD. Personal guarantees amounting to approximately $500,000 have been provided by our CEO, Chan Heng Fai and by Rajen Manicka, the CEO of Holista CollTech and Co-founder of iGalen Inc. The interest rate on the Australia Loan is based on the weighted average interest rates applicable to each of the business markets facility components as defined within the loan agreement, ranging from 4.48% to 4.49% per annum for the year ended December 31, 2021. On September 7, 2017 the Australia Loan was amended to reduce the maximum borrowing capacity to approximately $179,000. During 2020, the terms of the Australia Loan were amended to reflect an extended maturity date of April 30, 2022. This was accounted for as a debt modification. The Company did not pay fees to the National Australian Bank Limited for the modification of the loan agreement. In February 2022, SeD Perth repaid the loan.

Motor Vehicle Loans

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

8. RELATED PARTY TRANSACTIONS

Personal Guarantees by Director

As of December 31, 2022 and 2021, a director of the Company had provided personal guarantees amounting to approximately $0 and $500,000, respectively, to secure external loans from financial institutions for AEI and the consolidated entities.

Purchase Shares and Warrants from NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. We value NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV were $860,342 as of July 17, 2020, the purchase date and $327,565 and $1,009,854 as of December 31, 2022 and 2021, respectively. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital as it was a related party transaction.

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

Purchase and Sale of Stock in True Partner Capital Holding Limited

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

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to LiquidValue Development Pte. Ltd. and its subsidiary LiquidValue Development Limited for general operations. As of December 31, 2022 and 2021, the outstanding balance was approximately $0 and $820,113, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. On December 31, 2022 and 2021, the outstanding balance was $12,668 and $13,546, respectively.

On March 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, for four proposed transactions, consisting of (i) purchase of certain warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International Limited, which was valued at $28,363,966; (ii) purchase of all of the issued and outstanding stock of LiquidValue Development Pte Ltd. (“LVD”), which was valued at $173,395; (iii) purchase of 62,122,908 ordinary shares in True Partner Capital Holding Limited (HKG: 8657) (“True Partner”), which was valued at $6,729,629; and (iv) purchase of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”), which was valued at $28,653,138. The total amount of above four transactions was $63,920,129, payable on the Closing Date by the Company, in the convertible promissory notes (“Alset CPNs”), which, subject to the terms and conditions of the Alset CPNs and the Company’s shareholder approval, shall be convertible into shares of the Company’s common stock (“AEI Common Stock”), at par value of $0.001 per share, at the conversion price of AEI’s Stock Market Price. AEI’s Stock Market Price shall be $111.80 per share, equivalent to the average of the five closing per share prices of AEI Common Stock preceding January 4, 2021 as quoted by Bloomberg L.P. AEI’s stock price was $200,60 ($10.03 pre-reverse stock split) on March 12, 2021, the commitment date. The Beneficial Conversion Feature (“BCF”) intrinsic value was $50,770,192 for the four convertible promissory notes and was recorded as debt discount of convertible notes after the transaction. On May 13 and June 14, 2021 all Alset CPNs of $63,920,128 and accrued interests of $306,438 were converted into 2,123 shares of series B preferred stock and 458,198 shares of common stock of the Company.

On May 14, 2021, the Company borrowed S$7,395,472 Singapore Dollars (equal to approximately $5,545,495 U.S. Dollars) from Chan Heng Fai. The unpaid principal amount of the Loan shall be due and payable on May 14, 2022 and the Loan shall have no interest. The loan was paid back in full during 2021 and the outstanding balance was $0 as of December 31, 2022 and 2021.

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

The Company incurred expenses of $350,000 and $360,000 in the years ended December 31, 2022 and 2021, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In 2021, MacKenzie Equity Partners was paid a bonus payment of $120,000. In June 2022, MacKenzie Equity Partners was paid an additional $50,000 bonus payment (as described above). On December 31, 2022 and 2021, the Company owed this related party $25,000 and $80,000, respectively.

Note Receivable from a Related Party Company

On March 2, 2020 and on October 29, 2021, LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received two $200,000 Promissory Notes and on October 29, 2021 Alset International received $8,350,000 Promissory Note from American Medical REIT Inc. (“AMRE”), a company which is 15.8% owned by LiquidValue as of December 31, 2022. Chan Heng Fai and Chan Tung Moe are directors of American Medical REIT Inc. The notes carry interest rates of 8% and are payable in two, three years and 25 months, respectively. LiquidValue also received warrants to purchase AMRE shares at the exercise price of $5.00 per share. The amount of the warrants equals to the note principal divided by the exercise price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. In March 2022 the Company converted two $200,000 loans, together with associated warrants into 167,938 common shares of AMRE, and increased its ownership in AMRE from 3.4% to 15.8%. On July 12, 2022, pursuant to Assignment and Assumption Agreement from February 25, 2022, as amended on July 12, 2022, the Company sold the $8,350,000 loan, together with accrued interest, to DSS for a purchase price of 21,366,177 shares of DSS’s common stock. The loss from this transaction of $1,089,675 was calculated as the difference between the face value of promissory note together with accrued interest and the fair value of DSS stock on July 12, 2022, and was recorded under Other Expense in Statement of Operations. As of December 31, 2021, the fair market value of the warrants was $0. The Company accrued $0 and $130,000 interest income as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022 and 2021, the Company provided advances for operation of $236,699 to HWH World Co., a direct sales company in Thailand of which the Company holds approximately 19% ownership.

In the first quarter of 2022, a subsidiary of the Company made a non-interest bearing advance in the amount of $476,250 on behalf of Alset Investment Pte. Ltd., a company 100% owned by one of our directors. Such advance was made in connection with a private placement into Alset Capital Acquisition Corp. by its sponsor, Alset Acquisition Sponsor, LLC. During 2022 Alset Investment repaid all balance due of $476,250.

In June 2022, Alset International Limited, a subsidiary of the Company, entered into a stock purchase agreement with one of our directors and paid $1,746,279 to one of our directors as the consideration for purchase of 7,276,163 common shares of Value Exchange International. This transaction was terminated under the agreement of both parties thereafter. On October 17, 2022 the Company purchased 7,276,163 common shares of Value Exchange International for an aggregate purchase price of $1,743,734. After the transaction the Company owns approximately 38.3% of Value Exchange International. Due to differences in purchase prices the director owes the Company $2,545.

The Company paid some operating expenses for Alset Capital Acquisition Corp., a special purpose acquisition company of which the Company holds 23.4%. The advances are interest free with no set repayment terms. As of December 31, 2022 and 2021, the balance of these advances was $0.

On July 28, 2022 Hapi Café Inc. entered into binding term sheet (the “First Term Sheet”) with Ketomei Pte Ltd and Tong Leok Siong Constant, pursuant to which Hapi Café lent Ketomei $41,750. This loan has a 0% interest rate for the first 60 days and an interest rate of 8% per annum afterwards. On August 4, 2022 the same parties entered into another binding term sheet (the “Second Term Sheet”) pursuant to which Hapi Café agreed to lend Ketomei up to S$360,000 Singapore Dollars (equal to approximately $250,500 US Dollars) pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 8%. In addition, pursuant to the Second Term Sheet, the July 28, 2022 loan was modified to include conversion rights. In August 2022, Ketomei drew $29,922 from the loan. As of December 31, 2022, Ketomei owed $197,596 to Hapi Cafe.

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matures on January 12, 2023, with automatic three-month extension. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of December 31, 2022 and 2021 LVAML owes the Company $3,042,811 and $2,987,039, respectively.

Loan to Employees

On November 24, 2020, American Pacific Bancorp. Inc. lent $560,000 to Chan Tung Moe, an officer of one of the subsidiaries of the Company (who later also became our Co-Chief Executive Officer) and son of Chan Heng Fai, Chairman and Chief Executive Officer of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 4,000 shares of Alset Inc. On November 24, 2020, American Pacific Bancorp. Inc. lent $280,000 to Lim Sheng Hon Danny, an employee of one of the subsidiaries of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 2,000 shares of Alset Inc. Subsequent to the making of these loans, the Company acquired the majority of the issued and outstanding common stock of American Pacific Bancorp. As of December 31, 2021, both principal and interest, $840,000 and $28,031, of both loans to Chan Tung Moe and Lim Sheng Hong, were fully paid off.

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

The Company has designated 6,380 preferred shares as Series A Preferred Stock and 2,132 as Series B Preferred Stock.

On December 6, 2022 the Company filed a certificate of Amendment to the Company’s Certificate of Formation with the Texas Secretary of State to effect a 1-for-20 reverse stock split. The reverse stock split was effective as of December 28, 2022.

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

On January 19, 2021, the Company issued 500 shares of its common stock as compensation for public relations services at a fair value of $60,900.

On May 3, 2021, the Company entered into a Loan and Exchange Agreement with its Chief Executive Officer, Chan Heng Fai pursuant to which he loaned the Company his shares of Common Stock of the Company by exchanging 319,000 shares of common stock which he owned for an aggregate of 6,380 shares of the Company’s newly designated Series A Convertible Preferred Stock. Effective upon the filing of the Amendment in June 2021, the Company issued an entity owned by Chan Heng Fai 319,000 shares of common stock upon the automatic conversion of all 6,380 outstanding shares of the Company’s Series A Convertible Preferred Stock.

On May 12, 2021, the Company entered into an Exchange Agreement with Chan Heng Fai, pursuant to which he converted $13,000,000 of note payable for 2,132 shares of the Company’s newly designated Series B Preferred Stock. Effective upon the filing of the Amendment in June 2021, the Company issued Chan Heng Fai 106,600 shares of common stock upon the automatic conversion of all 2,132 outstanding shares of the Company’s Series B Convertible Preferred Stock.

On May 10, 2021, the Company entered into an underwriting agreement with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “May Offering”) of (i) 235,032 common units (the “Common Units”), at a price to the public of $101.40 per Common Unit, with each Common Unit consisting of (a) one share of common stock, par value $0.001 per share (the “Common Stock”), (b) one Series A warrant (the “Series A Warrant” and collectively, the “Series A Warrants”) to purchase one share of Common Stock with an initial exercise price of $101.40 per whole share, exercisable until the fifth anniversary of the issuance date, and (c) one Series B warrant (the “Series B Warrant” and collectively, the “Series B Warrants” and together with the Series A Warrants, the “Warrants”) to purchase one-half share of Common Stock with an initial exercise price of $65.90 per whole share, exercisable until the fifth anniversary of the issuance date and (ii) 80,550 pre-funded units (the “Pre-funded Units”), at a price to the public of $101.20 per Pre-funded Unit, with each Pre-funded Unit consisting of (a) one pre-funded warrant (the “Pre-funded Warrant” and collectively, the “Pre-funded Warrants”) to purchase one share of Common Stock, (b) one Series A Warrant and (c) one Series B Warrant. The shares of Common Stock, the Pre-funded Warrants, and the Warrants were offered together, but the securities contained in the Common Units and the Pre-funded Units were issued separately. Following the May Offering, all the investors exercised their Pre-funded Units and additional 80,550 shares of common stock and Series A and Series B Warrants were issued.

The Company also granted the Underwriters a 45-day over-allotment option to purchase up to 40,418 additional shares of Common Stock and/or up to 40,418 additional Series A Warrants to purchase 40,418 shares of Common Stock, and/or up to 40,418 additional Series B warrants to purchase 20,209 shares of Common Stock. The May Offering, including the partial exercise of the Underwriters’ over-allotment option to purchase 40,418 Series A Warrants and 40,418 Series B Warrants, closed on May 13, 2021. During the month of June, 2021, Aegis exercised its option to purchase an additional 40,418 common shares at a price of $101.40 per common share. Through December 31, 2021, investors exercised 68,201 of Series A Warrants and 330 of Series B Warrants. As a result of the May Offering and subsequent exercise notice received for the pre-funded units and warrants, the Company issued 424,366 common shares. As a result of the May Offering and subsequent exercise notice received for the pre-funded units and warrants, and the net proceeds to the Company were $39,765,440.

The Company incurred approximately $88,848 in expenses related to the May Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the May Offering and warrants exercised as of December 31, 2022.

	Shares	Par value	Amount received
Offering	235,032	$235	$29,145,056
Exercise of Pre-Funded Units	80,550	$81	$16,110
Exercise of Underwriter’s Series A Warrants	40,418	$40	$3,755,774
Exercise of Series A and Series B Warrants	68,366	$68	$6,937,347
Offering Expenses	-	$-	$(88,848)
Total	424,366	$424	$39,765,439

On July 27, 2021, the Company entered into another underwriting agreement with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “July Offering”) of (i) 266,207 shares of common stock, par value $0.001 per share (the “Common Stock”), at a price to the public of $42.40 per share of Common Stock and (ii) 488,510 pre-funded warrants (the “Pre-funded Warrants”) to purchase 488,510 shares of Common Stock, at a price to the public of $42.20 per Pre-funded Warrant. The July Offering closed on July 30, 2021. As a result of the July Offering and subsequent exercise notice received for the pre-funded warrants, the net proceeds to the Company were $33,392,444.

The Company granted the Underwriters a 45-day over-allotment option to purchase up to 113,207 additional shares of Common Stock. The Company also paid the Underwriters an underwriting discount equal to 7.0% of the gross proceeds of the Offering and a non-accountable expense fee equal to 1.5% of the gross proceeds of the Offering. In addition, the Company agreed to issue to the representative warrants (the “Representative’s Warrants”) to purchase a number of shares equal to 3.0% of the aggregate number of shares (including shares underlying the Pre-funded Warrants) sold under in the Offering, or warrants to purchase up to an aggregate of 26,038 shares, assuming the Underwriters exercise their over-allotment option in full. The Representative’s Warrants have an exercise price equal to 125% of the public offering price, or $53 per share, with an exercise period of 24 months from issuance. On September 9, 2021 the Underwriters exercised their over-allotment option and were issued 113,207 shares of our Common Stock. On September 9, 2021 the Underwriters exercised the option and the Company received $4,386,998 proceeds from this exercise.

The Pre-funded Warrants were offered and sold to purchasers whose purchase of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering in lieu of Common Stock that would otherwise result in the purchaser’s beneficial ownership exceeding 4.99% of the Company’s outstanding Common Stock (or, at the election of the purchaser, 9.99%). Each Pre-funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.20 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. All of the Pre-Funded Warrants were exercised as of December 31, 2021.

The Company incurred approximately $49,553 in expenses related to the July Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the July Offering and warrants exercised as of December 31, 2022.

	Shares	Par value	Amount received
Offering	266,207	$266	$28,957,297
Exercise of Pre-Funded Units	488,510	$489	$97,702
Exercise of Underwriter’s Over-Allotment Option	113,207	$113	$4,386,998
Offering Expenses	-	$-	$(49,553)
Total	867,924	$868	$33,392,444

On December 5, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp., as the sole book-running manager and representative of the underwriters named therein (the “Underwriters”), relating to an underwritten public offering (the “December Offering”) of (i) 903,833 shares of common stock, par value $0.001 per share (the “Common Stock”), at a price to the public of $12.00 per share of Common Stock and (ii) 1,553,833 pre-funded warrants (the “Pre-funded Warrants”) to purchase 1,553,833 shares of Common Stock, at a price to the public of $11.98 per Pre-funded Warrant. The December Offering closed on December 8, 2021. As a result of the December Offering and subsequent exercise notice received for the pre-funded warrants, the net proceeds to the Company were $27,231,875.

The Company granted the Underwriters a 45-day over-allotment option to purchase up to 375,000 additional shares of Common Stock. The Company also paid the Underwriters an underwriting discount equal to 7% of the gross proceeds of the Offering and a non-accountable expense fee equal to 1% of the gross proceeds of the Offering. On December 14, 2021, the Company consummated the sale of these 375,000 shares of Common Stock, representing 15% of the shares of common stock and the shares underlying the Pre-funded Warrants sold in the offering, that were subject to the underwriters’ over-allotment option at a price of $12.00 per share, generating net proceeds of $4,115,000.

The Pre-funded Warrants were offered and sold to purchasers whose purchase of Common Stock in the Offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the purchaser, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Offering. Each Pre-funded Warrant is exercisable for one share of Common Stock at an exercise price of $0.001 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-funded Warrants are exercised in full. At December 31, 2021 761,664 warrants were exercised, some in cashless exercise transactions.

The Company incurred approximately $40,621 in expenses related to the December Offering and subsequent warrants exercises, including SEC fees, FINRA fees, auditor fees and filing fees.

The following table presents net funds received from the December Offering and warrants exercised as of December 31, 2022.

	Shares	Par value	Amount received
Offering	946,166	$946	$27,263,673
Exercise of Pre-Funded Units	761,167	$761	$8,823
Exercise of Underwriter’s Over-Allotment Option	375,000	$375	$4,115,000
Offering Expenses	-	$-	$(40,621)
Total	2,082,333	$2,082	$31,346,875

On December 31, 2022, there were 7,422,846 common shares issued and outstanding.

The following table summarizes the warrant activity for the year ended December 31, 2022.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2021	1,426,657	$35.80	1.88	$-
Warrants Vested and exercisable at December 31, 2021	1,426,657	$35.80	1.88	$-
Granted	-	-
Exercised	(792,169)	0.02
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of December 31, 2022	634,488	$80.40	3.23	$-
Warrants Vested and exercisable at December 31, 2022	634,488	$80.40	3.23	$-

Hapi Metaverse Inc. Sale of Shares

In year ended December 31, 2021, the Company sold 280,000 shares of Hapi Metaverse to international investors for the amount of $280,000, which was booked as addition paid-in capital. The Company held 505,381,376 shares of the total outstanding shares 506,898,576 before the sale. After the sale, the Company still owns approximately 99% of Hapi Metaverse’s total outstanding shares.

During the year ended December 31, 2021, the sale of Hapi Metaverse’s shares was de minimis compared to its outstanding shares and did not change the minority interest.

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

Changes of Ownership of Alset International

In the year ended December 31, 2021, Alset International issued 1,721,303,416 common shares through warrants exercise with exercise price of approximately $0.04 per share and received $60,300,464 cash, which included approximately $58 million from Alset Inc. to exercise its warrants to purchase Alset International common shares. The warrant exercise transactions between Alset Inc. and Alset International were intercompany transactions and only affected change in non-controlling interest on the consolidated statements of stockholders’ equity. During the year ended December 31, 2021, the stock-based compensation expense of Alset International was $73,292 with the issuance of 1,500,000 shares to an officer. In the year ended December 31, 2022 the Company purchased 6,670,200 shares of Alset International from the market.

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

Due to these transactions the Company’s ownership of Alset International changed from 76.8% as of December 31, 2021 to 85.4% as of December 31, 2022.

Promissory Note Converted into Shares

On December 13, 2021 the Company entered into a Securities Purchase Agreement with Chan Heng Fai for the issuance and sale of a convertible promissory note in favor of Chan Heng Fai, in the principal amount of $6,250,000. The note bears interest of 3% per annum and was due on the earlier of December 31, 2024 or when declared due and payable by Chan Heng Fai. The note could be converted in part or whole into common shares of the Company at the conversion price of $12.50 or into cash. The loan closed on January 26, 2022 after all closing conditions were met. Chan Heng Fai opted to convert all of the amount of such note into 500,000 shares of the Company’s common stock, which shares were issued on January 27, 2022.

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

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2022	$(90,031)	$(367,895)	$799,572	$341,646

Other Comprehensive Income	35,110	489,167	2,970,140	3,494,417

Balance at December 31, 2022	$(54,921)	$121,272	$3,769,712	$3,836,063

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2021	$(48,758)	$2,258,017	$(65,921)	$2,143,338

Other Comprehensive Income	(41,273)	(2,625,912)	865,493	(1,801,692)

Balance at December 31, 2021	$(90,031)	$(367,895)	$799,572	$341,646

11. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one year. Future minimum rental revenue under existing leases on our properties at December 31, 2022 in each calendar year through the end of their terms are as follows:

2023	1,148,308
2024	11,145
Total Future Receipts	$1,159,453

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the years ended December 31, 2022 and 2021, property management fees incurred by the property managers were $90,630 and $15,390, respectively. For the years ended December 31, 2022 and 2021, leasing fees incurred by the property managers were $174,850 and $63,880, respectively.

12. INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2022 and 2021:

		Fair Value Measurement Using
	Amount at Cost	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2022
Assets
Investment Securities- Fair Value Option	$76,264,051	$13,749,957	$-	$-	$13,749,957
Investment Securities- Trading	11,268,362	5,315,204	-	-	5,315,204
Convertible Note Receivable	138,599	-	-	88,599	88,599
Warrants - American Premium Water	696,791	-	-	327,565	327,565
Warrants - AMRE	-	-	-	-	-
Total Investment in Securities at Fair Value	$88,367,803	$19,065,161	$-	$416,164	$19,481,325

		Fair Value Measurement Using
	Amount at Cost	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2021
Assets
Investment Securities- Fair Value Option	$72,000,301	$25,320,694	$-	$-	$25,320,694
Investment Securities- Trading	9,809,778	9,908,077	-	-	9,908,077
Convertible Note Receivable	138,599	-	-	98,398	98,398
Warrants - American Premium Water	696,791	-	-	1,009,854	1,009,854
Warrants - AMRE	-	-	-	-	-
Total Investment in Securities at Fair Value	$82,645,469	$35,228,771	$-	$1,108,252	$36,337,023

Realized loss on investment securities for the year ended December 31, 2022 and 2021 was $7,308,580 and $4,698,078, respectively. Unrealized loss on securities investment was $31,350,358 and $49,190,748 in the years ended December 31, 2022 and 2021, respectively. These losses were recorded directly to net loss. The change in fair value of the convertible note receivable in the years ended December 31, 2022 and 2021 was $40,201 gain and $57,179 loss, respectively, and was recorded in consolidated statements of stockholders’ equity.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investments at December 31, 2022 and 2021, respectively.

	Share price		Market Value
	12/31/2022	Shares	12/31/2022	Valuation

DSS (Related Party)	$0.164	62,812,264	$10,301,211	Investment in Securities at Fair Value

AMBS (Related Party)	$0.002	20,000,000	$34,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.20	42,999,621	$850,432	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.001	354,039,000	$212,423	Investment in Securities at Fair Value

Value Exchange	$0.170	13,834,643	$2,351,889	Investment in Securities at Fair Value

Trading Stock			$5,315,204	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$19,065,161
Nervotech	N/A	1,666	$35,958	Investment in Securities at Cost
HWH World Co.	N/A	3,800	$42,562	Investment in Securities at Cost
K Beauty	N/A	3,600	$19,609	Investment in Securities at Cost

	Total Equity Securities		$19,163,290

	Share price		Market Value
	12/31/2021	Shares	12/31/2021	Valuation

DSS (Related Party)	$0.672	19,888,262	$13,364,912	Investment in Securities at Fair Value

AMBS (Related Party)	$0.016	20,000,000	$328,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.034	43,626,621	$1,489,179	Investment in Securities at Fair Value

American Premium Water (Related Party)	$0.002	354,039,000	$778,886	Investment in Securities at Fair Value

True Partner	$0.119	62,122,908	$7,409,717	Investment in Securities at Fair Value

Value Exchange	$0.300	6,500,000	$1,950,000	Investment in Securities at Fair Value

Trading Stock			$9,908,077	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$35,228,771
Nervotech	N/A	1,666	$37,045	Investment in Securities at Cost
HWH World Co.	N/A	3,800	$42,562	Investment in Securities at Cost
K Beauty	N/A	3,600	$19,609	Investment in Securities at Cost

	Total Equity Securities		$35,327,987

DSS convertible preferred stock

During the year ended December 31, 2021, Global BioMedical Pte Ltd., converted 42,575 preferred stock of DSS into 6,570,170 common shares of DSS.

Sharing Services Convertible Note

The fair value of the Sharing Services Convertible Note under level 3 category as of December 31, 2021 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	December 31, 2022	December 31, 2021

Dividend yield	-%	0.00%
Expected volatility	-%	138.85%
Risk free interest rate	-%	3.25%
Contractual term (in years)	-	0.76
Exercise price	$-	$0.15

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

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2022 and 2021:

Total
Balance at January 1, 2021	$38,604,701
Net loss	(57,179)
Conversion of DSS Preferred Stock	(37,439,270)
Balance at December 31, 2021	$1,108,252
Net gain	40,201
Balance at December 31, 2022	$1,148,453

The Note was redeemed in July 2022.

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible bond of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of December 31, 2022 and 2021, the management estimated that the fair value of this note remained unchanged from its initial purchase price.

Warrants

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of AMRE, a related party private company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of December 31, 2022 and 2021, AMRE was a private company. Based the management’s analysis, the fair value of the warrants was $0 as of December 31, 2021. All warrants were converted into common shares in March 2022.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of NECV for the total consideration of 232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2021. We value NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV was $327,565 as of December 31, 2022 and $1,009,854 as of December 31, 2021.

The fair value of the NECV warrants under level 3 category as of December 31, 2022 and 2021 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	As of	As of
	December 31, 2022	December 31, 2021
Stock Price	$0.0006	$0.0022
Exercise Price	$0.001	$0.001
Risk-free Interest Rate	3.95%	1.48%
Annualized volatility	186.1%	186.5%
Dividend Yield	0.00	0.00
Year to Maturity	7.56	8.58

The following table presents summarized unaudited financial information for our investments that we elected the fair value option that would otherwise be accounted for under the equity method of accounting.

	Summarized Financial Information
	Assets	Liabilities	Net Income (Loss)
December 31, 2022
NECV*	$1,038,946	$2,507,797	$128,968
Holista	$3,717,593	$2,660,281	$(1,053,668)
DSS*	$264,880,000	$82,231,000	$(52,214,667)
VEII*	$5,047,729	$2,676,237	$185,321
December 31, 2021
NECV	$348,688	$4,049,594	$(873,550)
Holista	$5,031,866	$2,870,177	$(1,018,871)
DSS	$284,826,000	$84,522,000	$(31,921,000)

*	Data derived from Financial Statement as of September 30, 2022 which was the latest available date source we could reach. 12-month Net Income (Loss) was estimated by adding one-third of 9-month Net Loss.

13. INCOME TAXES

US Income Taxes

The components of income tax expense and the effective tax rates for the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Current:
Federal	$-	$45,736
State	-	46,179
Total Current	-	91,916
Deferred:
Federal	(3,905,452)	(2,725,007)
State	1,163,407	(1,266,545)
Total Deferred	(2,742,045)	(3,991,553)
Valuation Allowance	2,742,045	3,991,553
Total Income Tax Expense	$-	$91,916

Pre-tax Loss	$(46,212,505)	$(118,483,577)

Effective Income Tax Rate	0.0%	-0.1%

A reconciliation of our income tax expense at federal statutory income tax rate of 21% to our income tax expense at the effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal Statutory Tax Rate	21.0%	21.0%
State Income Tax, Net of Federal Income Taxes	0.0%	0.0%
Intercompany Management & Oversight Fees	0.0%	-0.1%
Capitalized Construction Costs	0.0%	0.2%
Minority interest in Partnerships	0.0%	0.1%
Deferred Finance Costs	-0.4%	-0.2%
Amort of BCF Debt Discount	0.0%	-9.0%
Miscellaneous Permanent Items	0.2%	0.0%
Non includible foreign entities loss/(income)	-13.8%	-9.6%
Valuation Allowance	-7.1%	-2.5%
Effective Income Tax Rate	0.0%	-0.1%

Deferred tax assets consist of the following at December 31, 2022 and 2021:

	2022	2021
Interest Income	(6,304,175)	(5,660,333)
Interest Expense	5,802,873	5,100,076
Depreciation and Amortization	(140,886)	(10,434)
Impairment	2,253,228	2,253,228
Accrued Expense	1,102,779	60,662
Unrealized Loss on Investment	4,324,883	2,512,554
Partnership Loss	13,175	13,175
Other Amortization	1,160,710	-
Others	377,180	(224,637)
Net Operating Loss	1,297,770	2,047,388
	9,887,537	6,091,679
Valuation Allowance	(9,887,537)	(6,091,679)
Net Deferred Tax Asset	-	-

As of December 31, 2022, the Company has Federal and State net operating loss carry-forwards of approximately $7,573,000, and $2,020,000, respectively. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2022, the valuation allowance increased by $3,795,858.

As of December 31, 2022, total tax receivable is $143,574, including federal income tax receivable $111,351, and Maryland state income tax receivable $32,223. As of December 31, 2021, total tax receivable is $151,211, including federal income tax receivable $77,390, and Maryland state income tax receivable $73,821.

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. We have substantially concluded all U.S. federal income tax and state tax matters through 2018. However, our federal tax returns for the years 2019 through 2021 remain open to examination. State tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

Income taxes – Other Countries

On December 31, 2022 and 2021, foreign subsidiaries have tax losses of approximately $4.27 million and $1.99 million, respectively, which are available for offset against future taxable profits, subject to the agreement of the tax authorities and compliance with the relevant provisions. The deferred tax assets arising from these tax losses have not been recognized because it is not probable that future taxable profits will be available to use these tax assets. The following charts show the details in different regions as of December 31, 2022 and 2021.

As of December 31, 2022:

	SG Companies	HK Companies	KR Companies	AU Companies	Total
Calculation:
Cumulative loss & other deferred tax assets before tax	$(25,140,421)	$-	$-	$-	$(25,140,421)
Effective tax rates	17.00%	16.50%	25.00%	30.00%
Tax at the domestic tax rates applicable to profits in the countries where the Company operates	$(4,273,872)	$-	$-	$-	$(4,273,872)

Adjustments:
Deferred tax assets not recognized	$4,273,872	$-	$-	$-	$4,273,872

Income tax expenses recognized in profit or loss	$-	$-	$-	$-	$-

As of December 31, 2021:

	SG Companies	HK Companies	KR Companies	AU Companies	Total
Calculation:
Cumulative loss & other deferred tax assets before tax	$(11,692,089)	$-	$-	$-	$(11,692,089)
Effective tax rates	17.00%	16.50%	19.24%	30.00%
Tax at the domestic tax rates applicable to profits in the countries where the Company operates	$(1,987,655)	$-	$-	$-	$(1,987,655)

Adjustments:
Deferred tax assets not recognized	$1,987,655	$-	$-	$-	$1,987,655

Income tax expenses recognized in profit or loss	$-	$-	$442,098	$-	$442,098

14. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases offices in Maryland, Singapore, Magnolia, Texas, Hong Kong and South Korea through leased spaces aggregating approximately 15,811 square feet, under leases expiring on various dates from January 2023 to August 2025. The leases have rental rates ranging from $2,335 to $23,020 per month. Our total rent expense under these office leases was $685,724 and $587,685 in 2022 and 2021, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2022
Singapore - AI	June 2022 to May 2023
Singapore – F&B	October 2021 to September 2024
Singapore – Four Seasons Park	July 2022 to July 2024
Singapore – Hapi Cafe	July 2022 to June 2024
Singapore - PLQ	December 2022 to July 2024
Hong Kong	October 2022 to October 2024
Hong Kong - Warehouse	November 2022 to October 2024
Hong Kong - Shop	October 2022 to September 2024
South Korea - Hapi Café	August 2022 to August 2025
South Korea - HWH World	August 2022 to July 2025
Magnolia, Texas, USA	May 2022 to January 2023
Bethesda, Maryland, USA	January 2021 to March 2024

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 0.5% to 4.5% per annum in 2022 and from 0.5% to 5.4% per annum in 2021. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2022 were $1,614,159 and $1,628,039, respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2021 were $659,620 and $667,343, respectively.

The table below summarizes future payments due under these leases as of December 31, 2022.

For the Years Ended December 31:

2023	$944,807
2024	656,668
2025	195,811
Total Minimum Lease Payments	1,797,287
Less: Effect of Discounting	(169,248)
Present Value of Future Minimum Lease Payments	1,628,039
Less: Current Obligations under Leases	(45,556)
Long-term Lease Obligations	$1,582,483

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

During the years ended on December 31, 2022 and 2021, NVR purchased 3 lots and 88 lots, respectively. Through December 31, 2022 and 2021, NVR had purchased a total of 479 and 476 lots, respectively.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of December 31, 2022 and 2021, the accrued balance due to NVR was $189,475 and $188,125, respectively.

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

15. DIRECTORS AND EMPLOYEES’ BENEFITS

Stock Option plans AEI

The Company previously reserved 25,000 shares of common stock under the Incentive Compensation Plan for high-quality executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. This plan is meant to enable such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expand their maximum efforts in the creation of shareholder value. As of December 31, 2021 there have been no options granted. The reservation of shares under the Incentive Compensation Plan was cancelled in May of 2021.

Alset International Stock Option plans

On November 20, 2013, Alset International approved a Stock Option Plan (the “2013 Plan”). Employees, executive directors, and non-executive directors (including the independent directors) are eligible to participate in the 2013 Plan.

The following tables summarize stock option activity under the 2013 Plan for the year ended December 31, 2022:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2021	1,061,333	$0.09	3.00	$-
Vested and exercisable at January 1, 2021	1,061,333	$0.09	3.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2021	1,061,333	$0.09	2.00	$-
Vested and exercisable at December 31, 2021	1,061,333	$0.09	2.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2022	1,061,333	$0.09	1.00	$-
Vested and exercisable at December 31, 2022	1,061,333	$0.09	1.00	$-

16. SUBSEQUENT EVENTS

Public Offering

On February 6, 2023, Alset Inc. (the “Company”) entered into an Underwriting Agreement (the “Underwriting Agreement”) in connection with an offering (the “Offering”) of its common stock, par value $0.001 per share (the “Common Stock”), with Aegis Capital Corp. (the “Underwriter”) as the underwriter, relating to an underwritten public offering of 1,727,273 shares of Common Stock at a public offering price of $2.20 per share. The Underwriting Agreement provides the Underwriter a 45-day option to purchase up to an additional 212,863 shares of Common Stock to cover over-allotments, if any.

The net proceeds to the Company from the Offering were approximately $3.3 million, after deducting underwriting discounts and the payment of other offering expenses associated with the Offering that are payable by the Company.

The Offering closed on February 8, 2023. The Common Stock was being offered pursuant to an effective registration statement on Form S-3 (File No. 333-264234), as well as a prospectus supplement in connection with the Offering filed with the Securities and Exchange Commission.

Recent Agreements to Sell Additional Lots

Agreement to Sell 110 Lots

On March 16, 2023, 150 CCM Black Oak Ltd. (the “Seller”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Rausch Coleman Homes Houston, LLC, a Texas limited liability company (“Rausch Coleman”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller has agreed to sell approximately 110 single-family detached residential lots which comprise a section of the Lakes at Black Oak. The price of the lots and certain community enhancement fees the Seller will be entitled to receive are anticipated to equal an aggregate of $6,586,250.

The closing of the sale of these 110 lots depends on the satisfaction of certain conditions set forth in the Purchase and Sale Agreement. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Commencing on March 16, 2023, Rausch Coleman has a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Rausch Coleman may decline to proceed with the closing of these transactions.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing.

Agreement to Sell 189 Lots

On March 17, 2023, the Seller entered into a Contract of Sale (the “Contract of Sale”) with Davidson Homes, LLC, an Alabama limited liability company (“Davidson Homes”). Pursuant to the terms of the Contract of Sale, the Seller has agreed to sell approximately 189 single-family detached residential lots comprising an additional section of the Lakes at Black Oak. The price of the lots and certain community enhancement fees the Seller will be entitled to receive are anticipated to equal an aggregate of $10,022,500.

The closing of the transactions described in the Contract of Sale depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Davidson Homes has agreed to purchase the lots in stages, comprising an initial closing of 94 lots, the remaining lots to be purchase on or before December 29, 2023. Commencing on March 17, 2023, Davidson Homes shall have a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Davidson Homes may decline to proceed with the closing of these transactions.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13s-15(b), 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2022 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

Management’s Annual Report on Internal Control over Financial Reporting

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, management determined that the Company did not maintain effective controls over financial reporting due to limited staff. This limited number of staff prevents us from segregating duties within our internal control system and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our executive officers, directors, director nominees and key employees, and their positions with us, as of March 31, 2023:

Name	Age	Position(s)
Chan Heng Fai	78	Founder, Chairman of the Board and Chief Executive Officer
Chan Tung Moe	44	Co-Chief Executive Officer and Director
Anthony S. Chan	58	Chief Operating Officer
Lui Wai Leung Alan	52	Co-Chief Financial Officer
Rongguo Wei	51	Co-Chief Financial Officer
Wong Tat Keung	52	Director
William Wu	56	Director
Wong Shui Yeung	52	Director
Lim Sheng Hon Danny	31	Director
Joanne Wong Hiu Pan	46	Director
Charles MacKenzie	52	Chief Development Officer
Michael Gershon	51	Chief Legal Officer

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

Mr. Chan has served as a non-executive director of DSS, Inc. (formerly known as Document Security Systems, Inc.) since January 2017 and as Executive Chairman of the Board since March 2019. Mr. Chan served as a member of the Board of Directors of OptimumBank Holdings, Inc. from June 2018 until April 2022. He has also served as a non-executive director of our indirect subsidiary LiquidValue Development Inc. since January 2017. Mr. Chan has served as a director of Alset’s 99.7%-owned subsidiary Hapi Metaverse Inc. (formerly known as GigWorld Inc.) since October 2014. Mr. Chan has served as a member of the Board of Directors of Sharing Services Global Corporation since April 2020. Mr. Chan has served as a member of the Board of Value Exchange International, Inc. since December 2021. Mr. Chan also served as a non-executive director of Holista CollTech Ltd. from July 2013 until June 2021.

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

Chan Tung Moe was appointed Co-Chief Executive Officer of our Company in July 2021 and joined our Board of Directors in October 2022. Chan Tung Moe also serves as the Co-Chief Executive Officer and Executive Director of Alset International. Chan Tung Moe is responsible for Alset International’s international real estate business (including serving as Co-Chief Executive Officer and a member of the Board of Alset International’s subsidiary LiquidValue Development Inc.). Chan Tung Moe has served as a director of DSS, Inc., a NYSE listed company, since September 2020. From April 2014 to June 2015 Chan Tung Moe was the Chief Operating Officer of HKSE listed Zensun Enterprises Limited (formerly known as Heng Fai Enterprises Limited) and was responsible for that company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Prior to that, he was an executive director (from March 2006 to February 2014) and the Chief of Project Development (from April 2013 to February 2014) SingHaiyi Group Ltd, overseeing its property development projects. He was also a non-executive director of the Toronto Stock Exchange-listed RSI International Systems Inc., a hotel software company, from July 2007 to August 2016.

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

William Wu joined the Board of Directors of our company in November 2020. Mr. Wu, age 56, has served as the Responsible Officer for Corporate Finance and Assets Management of Investment Banking at Glory Sun Securities Limited since January 2019. Mr. Wu has served as a member of the Board of Directors of Alset Capital Acquisition Corp. since January 2022. Mr. Wu previously served as the executive director and chief executive officer of Power Financial Group Limited from November 2017 to January 2019. Mr. Wu has served as a member of the Board of Directors of DSS, Inc. since October of 2019. Mr. Wu has served as a director of Asia Allied Infrastructure Holdings Limited since February 2015. Mr. Wu previously served as a director and chief executive officer of RHB Hong Kong Limited from April 2011 to October 2017. Mr. Wu served as the chief executive officer of SW Kingsway Capital Holdings Limited (now known as Sunwah Kingsway Capital Holdings Limited) from April 2006 to September 2010. Mr. Wu holds a Bachelor of Business Administration degree and a Master of Business Administration degree of Simon Fraser University in Canada. He was qualified as a chartered financial analyst of The Institute of Chartered Financial Analysts in 1996.

Mr. Wu previously worked for a number of international investment banks and possesses over 29 years of experience in the investment banking, capital markets, institutional broking and direct investment businesses. He is a registered license holder to carry out Type 6 (advising on corporate finance) and Type 9 (asset management) regulated activities under the Securities and Futures Ordinance (Chapter 571 of the Laws of Hong Kong).

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

Lim Sheng Hon Danny joined Alset Inc. as a director in October 2022. Mr. Lim has served as Senior Vice President, Business Development and as Executive Director of Alset Inc.’s subsidiary, Alset International Limited (SGX:40V), a publicly traded company on the Singapore Stock Exchange, since 2020. Mr. Lim has over 6 years of experience in business development, merger & acquisitions, corporate restructuring and strategic planning and execution. He manages the Group’s business development efforts, focusing in corporate strategic planning, merger and acquisition and capital markets activities. He oversees and ensures the executional efficiency of the Group and facilitates internal and external stakeholders on the implementation of the Group’s strategies. Mr. Lim liaises with corporate partners and investment prospects for potential working/investment collaborations, operational subsidiaries locally and overseas to augment close parent-subsidiary working relationship. Mr. Lim graduated from Singapore Nanyang Technological University with a Bachelor’s Degree with Honors in Business, specializing in Banking and Finance.

Joanne Wong Hiu Pan currently serves as Director and Responsible Officer of BMI Funds Management Limited, a Financial Advisor in Hong Kong. In October 2022, she became a director of Alset Inc. Ms. Wong also serves as Director of A-link Services Limited, a consulting company that brings together professionals with rich experience in different fields to provide the most suitable solutions to meet the needs of different clients. In addition, Ms. Wong also serves as Senior Consultant of Global Intelligence Trust, which provides professional trust service to individual, corporate and institutional customers. Ms. Wong has served as a member of the Board of Directors of DSS, Inc., a NYSE listed company, since July of 2022. Ms. Wong graduated from the Chinese University of Hong Kong Faculty of Science with a Bachelor’s degree in 1999. Ms. Wong has extensive expertise in a wide array of strategic, business, turnaround and regulatory matters across several industries as a result of her executive management, educational and operational experience, making her well-qualified to serve as an independent member of the board.

Anthony S. Chan has served as the Company’s Chief Operating Officer since February 2022. Anthony is a certified public accountant (“CPA”) registered with the State of New York and a seasoned finance executive with over 33 years of professional experience in auditing, SEC reporting, compliance and risk management. Currently, Mr. Chan is the Chief Financial Officer of Sharing Services Global Corporation (OTC:SHRG), and since 2014, Anthony has served as President and Co-founder of CA Global Consulting Inc., and since 2020, as Director of Assurance and Advisory Services of Wei, Wei & Co., LLP, a PCAOB-registered public accounting firm. Previously, Anthony served as Chief Financial Officer of several public companies, including SPI Energy Co., Ltd. (NASDAQ:SPI), Helo Corp. (OTC:HLOC) and Sino-Global Shipping America, Ltd. Prior to that, Mr. Chan was a partner at three full-service CPA firms in New York, namely, UHY LLP, Friedman LLP and Berdon LLP. Anthony holds a Bachelor of Arts degree in Accounting and Economics from Queens College, City University of New York (“CUNY”) and a Master of Business Administration degree in Finance and Investments from Baruch College, CUNY.

Lui Wai Leung Alan has been our Co-Chief Financial Officer since March 2018. Mr. Lui has been the Chief Financial Officer of Alset International since November 2016 and served as its Acting Chief Financial Officer since June 2016. Mr. Lui has served as an Executive Director of Alset International since July 2020. Mr. Lui has served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company, since October 2016. He has also served as a director of LiquidValue Asset Management Pte Limited, a Singapore fund management company, since April 2018. Both companies are wholly owned subsidiaries of Alset International. Mr. Lui has served as the Co-Chief Financial Officer of LiquidValue Development since December 2017 and has served as the Co-Chief Financial Officer of Alset EHome Inc. since October 2017. Mr. Lui has served as Chief Financial Officer of Hapi Metaverse Inc. since May 2016 and has served as a director of one of Hapi Metaverse’s subsidiaries since July 2016. From June 1997 through March 2016, Mr. Lui served in various executive roles at Zensun Enterprises Limited (formerly known as Heng Fai Enterprises Limited), a Hong Kong-listed company, including as Financial Controller. Mr. Lui has been overseeing the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management. Mr. Lui is a certified practicing accountant in Australia and received a Bachelor’s degree in Business Administration from the Hong Kong Baptist University.

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

Code of Ethics

We have adopted a written code of ethics that applies to all of our directors, officers and employees in accordance with the rules of the Nasdaq Capital Market and the SEC. We have adopted as a part of our code of ethics an insider trading policy which prohibits directors, officers, and employees of our company from using or sharing confidential information relating to the company for stock trading purposes. We have posted a copy of our code of ethics on our company website, and we intend to post amendments to this code, or any waivers of its requirements, on our company website.

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

Our Audit Committee and Compensation Committee will each comply with the listing requirements of the Nasdaq Marketplace Rules. At least one member of the Audit Committee will be an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K, and each member will be “independent” as that term is defined in Rule 5605(a) of the Nasdaq Marketplace Rules. Mr. Wong Tat Keung, the Chairman of our Audit Committee, is an audit committee financial expert. Our Board of Directors has determined that each of Wong Tat Keung, William Wu, Wong Shui Yeung and Joanne Wong Hiu Pan is independent.

Indemnification of Directors and Executive Officers

The Texas Business Organizations Code (TBOC) provides for, under certain circumstances, the indemnification of our officers, directors, employees and agents against liabilities that they may incur in such capacities. A summary of the circumstances in which such indemnification provided for is contained herein.

Texas law permits a corporation to indemnify a director or former director, against judgments and expenses reasonably and actually incurred by the person in connection with a proceeding if the person: (i) acted in good faith, (ii) reasonably believed, in the case of conduct in the person’s official capacity, that the person’s conduct was in the corporation’s best interests, and otherwise, that the person’s conduct was not opposed to the corporation’s best interests, and (iii) in the case of a criminal proceeding, did not have a reasonable cause to believe the person’s conduct was unlawful.

If, however, the person is found liable to the corporation, or is found liable on the basis he received an improper personal benefit, then indemnification under Texas law is limited to the reimbursement of reasonable expenses actually incurred and no indemnification will be available if the person is found liable for: (i) willful or intentional misconduct in the performance of the person’s duty to the corporation, (ii) breach of the person’s duty of loyalty owed to the enterprise, or (iii) an act or omission not committed in good faith that constitutes a breach of a duty owed by the person to the corporation.

Our certificate of formation provides that no director of the corporation shall be liable to the corporation or its stockholders for monetary damages for an act or omission in the director’s capacity as a director. However, the certificate of formation does not eliminate or limit the liability of a director to the extent the director is found liable under applicable law for (i) a breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) an act or omission not in good faith that constitutes a breach of duty of the director to the corporation or involves intentional misconduct or a knowing violation of law, (iii) a transaction from which the director received an improper benefit, regardless of whether the benefit resulted from an action taken within the scope of the director’s duties, or (iv) an act or omission for which the liability of a director is expressly provided by an applicable statute.

If the TBOC or other applicable law is amended to authorize corporate action further eliminating or limiting the liability of directors, then the liability of a director of the corporation will be eliminated or limited to the fullest extent permitted by the TBOC or other applicable law, as amended. Any repeal or modification of our certificate of formation by the stockholders of the corporation shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification.

Our bylaws provide that any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action or other proceeding (whether civil, criminal, administrative, arbitrative, or investigative), including any appeal thereof, or any inquiry or investigation that could lead to such an action or proceeding, by reason of the fact that he or she is or was a director or officer of our company or is or was serving at the request of our company as a partner, director, officer, venturer, proprietor, trustee, employee, administrator, or agent of another entity, organization or an employee benefit plan, shall be indemnified and held harmless by our company to the fullest extent permitted by the TBOC.

If the TBOC is amended, substituted, or replaced, only to the extent that such amendment, substitution, or replacement permits the Company to provide broader indemnification rights than the TBOC permitted the Company to provide prior to such amendment, substitution, or replacement, against all judgments (including arbitration awards), court costs, penalties, settlements, fines, excise, and other similar taxes and reasonable attorneys’ fees actually incurred by the covered person in connection with such proceeding. The right to indemnification in this our bylaws continues as to a covered person who has ceased to be a director, officer, or delegate and shall inure to his or her heirs, executors, or administrators.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

At present, we do not maintain directors’ and officers’ liability insurance in order to limit the exposure to liability for indemnification of directors and officers, including liabilities under the Securities Act; however, we are in the process of obtaining such insurance.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of our company during the years ended December 31, 2022, and 2021; and (ii) each other individual that served as an executive officer of our company at the conclusion of the years ended December 31, 2022 and 2021 and who received more than $100,000 in the form of salary and bonus during such year. We have included the information for certain individuals who were employed and compensated by Alset International Limited or its subsidiaries. Such compensation was paid solely for services rendered to such subsidiary. For purposes of this Report, these individuals are collectively the “named executive officers” of our company.

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chan Heng Fai	2022	$18	$7,836,115						$7,836,115
Chairman and Chief Executive Officer (1)	2021	9	$5,983,858						$5,983,867

Chan Tung Moe	2022	$276,495	$13,041						$289,536
Director and Co-Chief Executive Officer (2)	2021	$215,589	$150,760						$366,349

Lui Wai Leung Alan	2022	$164,094							$164,094
Co-Chief Financial Officer	2021	$135,735	$57,714						$193,449

Rongguo Wei	2022	$156,184							$156,184
Co-Chief Financial Officer	2021	$136,184	$86,092						$222,276

Charles MacKenzie	2022							$350,000	$350,000
Chief Development Officer (3)	2021							$360,000	$360,000

(1) Chan Heng Fai was paid bonuses totaling SGD $8,076,472 (USD $5,983,858) in 2021 by our majority owned subsidiary, Alset International Limited. Such payment was based on increases in the NAV and market capitalization of Alset International Limited during the year ended December 31, 2020. In 2022, Chan Heng Fai has been paid bonuses totaling SGD $4,097,874 (USD $3,036,115) by Alset International Limited, including bonuses for increases in the Net Asset Value (“NAV”) and market capitalization of Alset International Limited during the year ended December 31, 2021 (such amount is included in the amount for the year ended December 31, 2022, above). Chan Heng Fai is also paid SGD $1 (USD $.74) per month by Alset International Limited. In February of 2022, Chan Heng Fai was paid $4,800,000 by Alset Inc. as a result of increases in Alset Inc.’s NAV in the fiscal year ended December 31, 2021 (such amount is included in the amount for the year ended December 31, 2022, above).

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

The Company and Alset Business Development Pte. Ltd. entered into a Supplement to the Executive Employment Agreement (the “Supplement”) with Chan Heng Fai on December 13, 2021. This Supplement amended the Employment Agreement. Pursuant to the Employment Agreement, the term of the Employment Agreement was to end on December 31, 2025. The Supplement has amended the Employment Agreement to extend its expiration until December 31, 2030.

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

On July 1, 2021, the Company and its subsidiary Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.), entered into Executive Employment Agreement with the Company’s Co-CEO, Chan Tung Moe. Based on the agreement, Chan Tung Moe’s compensation will include a fixed salary of $10,000 per month. In addition, Chan Tung Moe was paid a signing bonus of $60,000. The term of the Executive Employment Agreement ends on June 30, 2024. Chan Tung Moe is the son of the Chief Executive Office, Chairman and majority shareholder, Chan Heng Fai. Chan Tung Moe is also compensated by Alset International Limited for his services.

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

Outstanding Equity Awards at Fiscal Year End

No stock options or other equity awards were granted to any of our named executive officers during the year ended December 31, 2022.

2018 Incentive Compensation Plan

Under our 2018 Incentive Compensation Plan (the “Plan”), adopted by our board of directors and holders of a majority of our outstanding shares of common stock in September 2018, 25,000 shares of common stock (subject to certain adjustments) are reserved for issuance upon exercise of stock options and grants of other equity awards. The Plan is designed to serve as an incentive for attracting and retaining qualified and motivated employees, officers, directors, consultants and other persons who provide services to us. The compensation committee of our board of directors administers and interprets the Plan and is authorized to grant stock options and other equity awards thereunder to all eligible employees of our company, including non-employee consultants to our company and directors.

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

Director Compensation

The following table sets forth the cash and non-cash compensation awarded to or earned by the members of our Board of Directors during the fiscal year ended December 31, 2022, except for Chan Heng Fai and Moe Tung Chan, whose information is set forth in the summary compensation table above:

Name	Salary	Bonus	Total Compensation
Wong Tat Keung (1)	$40,356		$40,356
William Wu	$18,000		$18,000
Wong Shui Yeung (2)	$40,356		$40,356
Lim Sheng Hon Danny (3)	$178,851		$178,851
Joanne Wong Hiu Pan	$3,000		$3,000

(1) Mr. Wong is compensated as both a member of the Board of Directors of Alset International and a member of the Company’s Board of Directors.

(2) Mr. Wong Shui Yeung is compensated as both a member of the Board of Directors of Alset International and a member of the Company’s Board of Directors.

(3) Mr. Lim is compensated as an employee of Alset International.

We intend to compensate each non-employee director through annual stock option grants and by paying a quarterly cash fee. In addition to receiving compensation from our company, Chan Heng Fai has been compensated by our subsidiary, Alset International, for his services as an officer and director of that company. Certain members of our Board of Directors are currently compensated by Alset International for their services as a director of that company. Our Board of Directors will review director compensation annually and adjust it according to then current market conditions and good business practices.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders			25,000
Equity compensation plans not approved by security holders
Total			25,000

Security Ownership

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2023, referred to in the table below as the “Beneficial Ownership Date,” by:

●	each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each member of our board of directors, director nominees and each of our named executive officers individually; and
●	all of our directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person (however, neither the stockholder nor the directors and officers listed below own any stock options or warrants to purchase shares of our common stock at the present time). The percentages of beneficial ownership are based on 9,235,119 shares of common stock outstanding as of the Beneficial Ownership Date.

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Address (1)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares
Chan Heng Fai (2)	4,718,266	51.1%
Chan Tung Moe	0	0.0%
Anthony S. Chan	0	0.0%
Lui Wai Leung Alan	0	0.0%
Rongguo Wei	0	0.0%
Wong Tat Keung	0	0.0%
William Wu	0	0.0%
Wong Shui Yeung	0	0.0%
Lim Sheng Hon Danny	0	0.0%
Joanne Wong Hiu Pan	0	0.0%
Charles MacKenzie	0	0.0%
All Directors and Officers (11 individuals)	4,718,266	51.1%

(1)	Except as otherwise indicated, the address of each of the persons in this table is c/o Alset Inc., 4800 Montgomery Lane, Suite 210, Bethesda, Maryland 20814.

(2)	Includes 4,399,266 shares of common stock held by Chan Heng Fai and 319,000 shares of common stock held by HFE Holdings Limited.

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

Transactions and Relationships with Directors, Officers and 5% Stockholders

Personal Guarantees by Director

As of December 31, 2021, a director of the Company had provided personal guarantees amounting to approximately $500,000, to secure external loans from financial institutions for the Company and its consolidated subsidiaries.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to LiquidValue Development Pte. Ltd. and its subsidiary LiquidValue Development Limited for general operations. As of December 31, 2022 and 2021, the outstanding balance was approximately $0 and $820,113, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. On December 31, 2022 and 2021, the outstanding balance was $12,668 and $13,546, respectively.

On March 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company, for four proposed transactions, consisting of (i) purchase of certain warrants (the “Warrants”) to purchase 1,500,000,000 shares of Alset International Limited, which was valued at $28,363,966; (ii) purchase of all of the issued and outstanding stock of LiquidValue Development Pte Ltd. (“LVD”), which was valued at $173,395; (iii) purchase of 62,122,908 ordinary shares in True Partner Capital Holding Limited (HKG: 8657) (“True Partner”), which was valued at $6,729,629; and (iv) purchase of 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”), which was valued at $28,653,138. The total amount of above four transactions was $63,920,129, payable on the Closing Date by the Company, in the convertible promissory notes (“Alset CPNs”), which, subject to the terms and conditions of the Alset CPNs and the Company’s shareholder approval, shall be convertible into shares of the Company’s common stock (“AEI Common Stock”), at par value of $0.001 per share, at the conversion price of AEI’s Stock Market Price. AEI’s Stock Market Price shall be $111.80 per share, equivalent to the average of the five closing per share prices of AEI Common Stock preceding January 4, 2021 as quoted by Bloomberg L.P. AEI’s stock price was $200.60 ($10.03 pre-reverse stock split) on March 12, 2021, the commitment date. The Beneficial Conversion Feature (“BCF”) intrinsic value was $50,770,192 for the four convertible promissory notes and was recorded as debt discount of convertible notes after the transaction. On May 13 and June 14, 2021 all Alset CPNs of $63,920,128 and accrued interests of $306,438 were converted into 2,123 shares of series B preferred stock and 458,198 shares of common stock of the Company.

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

The Company incurred expenses of $350,000 and $360,000 in the years ended December 31, 2022 and 2021, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In 2021, MacKenzie Equity Partners was paid a bonus payment of $120,000. In June 2022, MacKenzie Equity Partners was paid an additional $50,000 bonus payment (as described above). On December 31, 2022 and 2021, the Company owed this related party $25,000 and $80,000, respectively.

Note Receivable from a Related Party Company

On March 2, 2020 and on October 29, 2021, LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received two $200,000 Promissory Notes and on October 29, 2021 Alset International received $8,350,000 Promissory Note from American Medical REIT Inc. (“AMRE”), a company which is 15.8% owned by LiquidValue as of December 31, 2022. Chan Heng Fai and Chan Tung Moe are directors of American Medical REIT Inc. The notes carry interest rates of 8% and are payable in two, three years and 25 months, respectively. LiquidValue also received warrants to purchase AMRE shares at the exercise price of $5.00 per share. The amount of the warrants equals to the note principal divided by the exercise price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. In March 2022 the Company converted two $200,000 loans, together with associated warrants into 167,938 common shares of AMRE, and increased its ownership in AMRE from 3.4% to 15.8%. On July 12, 2022, pursuant to Assignment and Assumption Agreement from February 25, 2022, as amended on July 12, 2022, the Company sold the $8,350,000 loan, together with accrued interest, to DSS for a purchase price of 21,366,177 shares of DSS’s common stock. The loss from this transaction of $1,089,675 was calculated as the difference between the face value of promissory note together with accrued interest and the fair value of DSS stock on July 12, 2022, and was recorded under Other Expense in Statement of Operations. As of December 31, 2021, the fair market value of the warrants was $0. The Company accrued $0 and $130,000 interest income as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the Company provided advances for operation of $236,699 to HWH World Co., a direct sales company in Thailand of which the Company holds approximately 19% ownership.

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

The Company paid some operating expenses for Alset Capital Acquisition Corp., a special purpose acquisition company of which the Company holds 23.4%. The advances are interest free with no set repayment terms. As of December 31, 2022 and 2021, the balance of these advances was $0.

On July 28, 2022 Hapi Café Inc. entered into binding term sheet (the “First Term Sheet”) with Ketomei Pte Ltd and Tong Leok Siong Constant, pursuant to which Hapi Café lent Ketomei $41,750. This loan has a 0% interest rate for the first 60 days and an interest rate of 8% per annum afterwards. On August 4, 2022 the same parties entered into another binding term sheet (the “Second Term Sheet”) pursuant to which Hapi Café agreed to lend Ketomei up to S$360,000 Singapore Dollars (equal to approximately $250,500 US Dollars) pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 8%. In addition, pursuant to the Second Term Sheet, the July 28, 2022 loan was modified to include conversion rights. In August 2022, Ketomei drew $29,922 from the loan. As of December 31, 2022, Ketomei owed $198,162 to Hapi Cafe.

Loan to Employees

On November 24, 2020, American Pacific Bancorp. Inc. lent $560,000 to Chan Tung Moe, an officer of one of the subsidiaries of the Company and son of Chan Heng Fai, Chairman and Chief Executive Officer of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 4,000 shares of Alset Inc. On November 24, 2020, American Pacific Bancorp. Inc. lent $280,000 to Lim Sheng Hon Danny, an employee of one of the subsidiaries of the Company, bearing interest at 6%, with a maturity date of November 23, 2023. This loan was secured by an irrevocable letter of instruction on 2,000 shares of Alset Inc. Subsequent to the making of these loans, the Company acquired the majority of the issued and outstanding common stock of American Pacific Bancorp. As of December 31, 2021, both principal and interest, $840,000 and $28,031, of both loans to Chan Tung Moe and Lim Sheng Hong, were fully paid off.

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

Purchase of Alset International shares

On January 17, 2022 the Company entered into securities purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to purchase from Chan Heng Fai 293,428,200 ordinary shares of Alset International for a purchase price 1,473,449 newly issued shares of the Company’s common stock. On February 28, 2022, the Company and Mr. Chan entered into an amendment to this securities purchase agreement pursuant to which the Company shall purchase these 293,428,200 ordinary shares of Alset International for a purchase price of 1,765,964 newly issued shares of the Company’s common stock. The closing of this transaction with Mr. Chan is subject to approval of the Nasdaq and the Company’s stockholders. These 293,428,200 ordinary shares of Alset International represent approximately 8.4% of the 3,492,713,362 total issued and outstanding shares of Alset International.

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

Issuance of Common Stock

On January 24, 2022, the Company entered into stock purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to issue to Chan Heng Fai 1,750,606 shares of the Company’s common stock for a purchase price of $0.0186 per share (for an aggregate purchase price of $13,000,000). On February 28, 2022 the Company entered into an agreement with Mr. Chan to terminate this stock purchase agreement.

Issuance of Promissory Note

On December 13, 2021 the Company entered into a Securities Purchase Agreement with Chan Heng Fai for the issuance and sale of a convertible promissory note in favor of Chan Heng Fai, in the principal amount of $6,250,000. The note bears interest of 3% per annum and is due on the earlier of December 31, 2024 or when declared due and payable by Chan Heng Fai. The note can be converted in part or whole into common shares of the Company at the conversion price of $12.50 or into cash. The loan closed on January 26, 2022 after all closing conditions were met. Mr. Chan opted to convert all of the amount of such note into 500,000 shares of the Company’s common stock, which shares were issued on January 27, 2022.

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

The Company and its majority-owned subsidiary, Alset International, own 55% and 45% of the sole member of Alset Acquisition Sponsor, LLC, the sponsor of Alset Capital, respectively.

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

Purchase of Rental Business from Majority-Owned Subsidiary

On December 9, 2022, Alset Inc. entered into an agreement with Alset EHome Inc. and Alset International Limited pursuant to which Alset Inc. agreed to reorganize the ownership of its home rental business. Previously, Alset Inc. and certain majority-owned subsidiaries collectively owned 132 single-family rental homes in Texas. 112 of these rental homes are owned by subsidiaries of American Home REIT Inc. (“AHR”). Alset Inc. owns 85.4% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of Alset EHome Inc.

The closing of the transaction contemplated by this agreement was completed on January 13, 2023. Pursuant to this agreement, Alset Inc. has become the direct owner of AHR and its subsidiaries that collectively own these 112 homes, instead of such homes being owned indirectly through Alset International Limited’s subsidiaries.

Alset EHome Inc. sold AHR to Alset Inc. for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022.

The closing of this transaction was approved by the shareholders of Alset International Limited. Certain members of Alset Inc.’s Board of Directors and management are also members of the Board of Directors and management of each of Alset International Limited and Alset EHome Inc.

Acquisition of Additional Value Exchange Securities

On October 17, 2022, our majority-owned subsidiary Hapi Metaverse entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Chan Heng Fai, who is the Chairman of Hapi Metaverse’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc. Pursuant to the Stock Purchase Agreement, Hapi Metaverse bought an aggregate of 7,276,163 shares of Value Exchange International Inc. (“VEII”) for the following purchase prices: (i) $1,733,079.12 for 7,221,163 shares, representing a price of $0.24 per share; (ii) $2,314 for 10,000 shares, representing a price of $0.2314 per share; (iii) $5,015 for 25,000 shares, representing a price of $0.2006 per share; and (iv) $3,326 for 20,000 shares, representing a price of $0.1663 per share. Collectively, these purchases represent an aggregate purchase price of $1,743,734.12 for 7,276,163 shares of VEII. Such purchase prices were negotiated between the parties to the Stock Purchase Agreement.

Mr. Chan and another member of the Board of Directors of Hapi Metaverse, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung).

Indemnification Agreements

We intend to enter into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Texas law. See “Indemnification of Directors and Executive Officers.”

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2022, and December 31, 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Audit Fees	$294,750	$163,646
Audit-Related Fees	$24,500	$0
Tax Fees	$6,000	$0
All Other Fees	$0	$0
Total	$325,250	$163,646

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2022 and December 31, 2021 for the audit of our financial statements and review of our Form 10-Qs.

Audit-Related Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2022 and December 31, 2021 for services performed in relation to Form S-3 and S-8 filed by the Company.

Tax Fees. This category includes the aggregate fees billed for tax compliance services.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2022 and December 31, 2021.

On December 22, 2021, the Company engaged Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm for the Company’s fiscal years ending December 31, 2022 and 2021. The decision to engage Grassi was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Consolidated Financial Statements included in Part II hereof:

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this Report or incorporated by reference:

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 23, 2020, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2020.
1.2	Underwriting Agreement dated May 10, 2021 with Aegis Capital Corp., incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 13, 2021.
1.3	Underwriting Agreement, dated as of July 27, 2021, by and between Alset EHome International Inc. and Aegis Capital Corp., as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1 on Form 8-K filed with the SEC on July 30, 2021.
1.4	Underwriting Agreement, dated as of December 5, 2021, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
1.5	Underwriting Agreement by and between the Company and Aegis Capital Corp., dated February 6, 2023., incorporated herein by reference to Exhibit 1.1 on Form 8-K filed with the SEC on February 8, 2023.
2.1	Certificate of Merger, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021.
2.2	Agreement and Plan of Merger dated as of September 6, 2022, by and between Alset EHome International Inc. and Alset, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September, 6, 2022.
3.1	Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.2	Bylaws of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.3	Second Amended and Restated Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.4	Third Amended and Restated Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
3.5	Certificate of Amendment, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 4, 2021.
3.6	Certificate of Designation of the Company’s Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 4, 2021.

3.7	Certificate of Designation of the Company’s Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 12, 2021.
3.8	Certificate of Amendment, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on June 14, 2021.
3.9	Texas Certificate of Merger, filed on September 7, 2022 incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.10	Delaware Certificate of Merger, filed on September 12, 2022 incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.11	Restated Certificate of Formation of Alset, Inc. incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.12	Bylaws of Alset Inc. incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.13	Certificate of Amendment to Certificate of Formation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2022.
4.1	Form of Representative’s Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2020.
4.2	Form of Pre-funded Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.3	Form of Series A Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.4	Form of Series B Warrant, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.5	Warrant Agent Agreement (including the terms of the Pre-funded Warrant), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021.
4.6	Representative’s Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021.
4.7	Form of Pre-funded Warrant, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 1, 2021.
4.8	Form of Pre-funded Warrant, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
4.9*	Description of Capital Stock
10.1	HF Enterprises Inc. 2018 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.2	Form of Lot Purchase Agreement for Ballenger Run, by and between SeD Maryland Development, LLC and NVR, Inc. d/b/a Ryan Homes, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.3	Management Agreement, entered into as of July 15, 2015, by and between SeD Maryland Development, LLC and SeD Development Management, LLC, incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.4	Amended and Restated Limited Liability Company Agreement of SeD Maryland Development, LLC, dated as of September 16, 2015, by and between SeD Ballenger, LLC and CNQC Maryland Development LLC, incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.5	Consulting Services Agreement, dated as of May 1, 2017, by and between SeD Development Management LLC and MacKenzie Equity Partners LLC, incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.6	Project Development and Management Agreement, dated as of February 25, 2015, by and among MacKenzie Development Company, LLC, Cavalier Development Group, LLC and SeD Maryland Development, LLC, incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.7	Assignment and Assumption Agreement, dated as of September 15, 2017, by and between MacKenzie Development Company, LLC and Adams-Aumiller Properties, LLC, incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.8	Stock Purchase Agreement, dated as of October 1, 2018, by and between HF Enterprises Inc. and Heng Fai Chan as the sole shareholder of Alset Global Pte. Ltd. (formerly known as Hengfai International Pte. Ltd.), incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.9	Stock Purchase Agreement, dated as of October 1, 2018, by and between HF Enterprises Inc. and Heng Fai Chan as the sole shareholder of Global eHealth Limited, incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.10	Stock Purchase Agreement, dated as of October 1, 2018, by and between HF Enterprises Inc. and Heng Fai Chan as the sole shareholder of Heng Fai Enterprises Pte. Ltd., incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.11	Purchase and Sale Agreement, by and among 150 CCM Black Oak, Ltd. and Houston LD, LLC, dated as of July 3, 2018, incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.12	Amended and Restated Purchase and Sale Agreement, by and among 150 CCM Black Oak, Ltd. and Houston LD, LLC, dated as of October 12, 2018, incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.13	Amendment to Project Development and Management Agreement for Ballenger Run PUD, dated as of October 16, 2019 by and between Adams-Aumiller Properties, LLC and Cavalier Development Group, LLC, incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.14	Development Loan Agreement, dated as of April 17, 2019, by and between SeD Maryland Development, LLC and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.15	Term Sheet, dated as of March 3, 2020, by and among DSS Securities, Inc., LiquidValue Asset Management Pte Ltd., AMRE Asset Management Inc. and American Medical REIT Inc., incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
10.16	Stockholders’ Agreement, dated as of March 3, 2020, by and among AMRE Asset Management Inc., AMRE Tennessee, LLC, LiquidValue Asset Management Pte Ltd., and DSS Securities, Inc., incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
10.17	Term Sheet, dated as of March 12, 2020, by and between Document Security Systems, Inc., DSS BioHealth Security Inc., Global BioMedical Pte Ltd and Impact BioMedical Inc., incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
10.18	Share Exchange Agreement among Singapore eDevelopment Limited, Global BioMedical Pte Ltd., Document Security Systems, Inc. and DSS BioHealth Security Inc. dated as of April 27, 2020, incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
10.19	Loan Agreement, dated as of June 18, 2020, by and between SeD Home & REITs Inc. and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.

10.20	Promissory Note from HF Enterprises Inc. to Chan Heng Fai, dated as of August 20, 2020, incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 18, 2020.
10.21	Binding Term Sheet on Share Exchange Transaction Among HF Enterprises Inc. and Mr. Chan Heng Fai Ambrose, dated January 4, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2021.
10.22	Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of February 8, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2021.
10.23	Securities Purchase Agreement By and Among Alset EHome International Inc., Chan Heng Fai Ambrose, True Partner International Limited, LiquidValue Development Pte Ltd. and American Pacific Bancorp, Inc. dated March 12, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.24	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $28,363,966.42, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.25	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $173,394.87, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.26	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $6,729,629.29, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.27	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $28,653,138.00, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.28	Loan and Exchange Agreement, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 4, 2021.
10.29	Loan and Exchange Agreement, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 4, 2021.
10.30	Exchange Agreement by and between the Company and Chan Heng Fai, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 12, 2021.
10.31	Form of Series A Warrant Agent Agreement, incorporated by reference to Exhibit 10.33 on Form S-1 filed with the SEC on May 4, 2021.
10.32	Form of Series B Warrant Agent Agreement, incorporated by reference to Exhibit 10.34 on Form S-1 filed with the SEC on May 4, 2021.
10.33	Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Tung Moe, dated as of July 1, 2021, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on July 7, 2021.
10.34	Subscription Agreement by and among Document Security Systems, Inc. and Alset EHome International, Inc., dated as of September 3, 2021, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 3, 2021.
10.35	Class A Common Stock Purchase Agreement, dated as of September 8, 2021 among American Pacific Bancorp, Inc. and Document Security Systems, Inc., incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 3, 2021.
10.36	Warrant Agent Agreement, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
10.37	Supplement to the Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of December 13, 2021 incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on December 17, 2021.
10.38	Securities Purchase Agreement with Heng Fai Ambrose Chan, dated as of January 17, 2022, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on January 20, 2022.
10.39	Stock Purchase Agreement with DSS, Inc. (sale of AI shares), dated as of January 18, 2022, incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on January 20, 2022.

10.40	Stock Purchase Agreement with DSS, Inc. (sale of TP), dated as of January 18, 2022, incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on January 20, 2022.
10.41	Stock Purchase Agreement with Heng Fai Ambrose Chan, dated January 24, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2022.
10.42	Stock Purchase Agreement with DSS, Inc., dated January 25, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2022.
10.43	Amendment to Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of January 26, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022.
10.44	Assignment and Assumption Agreement, dated as of February 25, 2022, by and between Alset International Limited and DSS, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022.
10.45	Convertible Promissory Note, dated as of October 29, 2021, issued by American Medical REIT Inc. to Alset International Limited, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022.
10.46	Amendment of Stock Purchase Agreement, between Alset EHome International Inc. and DSS, Inc., dated February 28, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.47	Amendment to the Securities Purchase Agreement, between Alset EHome International Inc. and Chan Heng Fai, dated February 28, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.48	True Partner Stock Purchase Agreement, between Alset EHome International Inc. and DSS, Inc., dated February 28, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.49	True Partner Termination Agreement, between Alset EHome International Inc. and DSS, Inc., dated as of February 28, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.50	Chan Termination Agreement, between Alset EHome International Inc. and Chan Heng Fai, dated February 28, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.51	DSS Termination Agreement, between Alset EHome International Inc. and DSS, Inc., dated February 28, 2022, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.52	Consulting Agreement between Alset EHome International Inc. and CA Global Consulting Inc., dated as of April 8, 2021, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022.
10.53	Service Agreement for Chief Executive Officer, between Alset International Limited and Chan Heng Fai, dated as of December 10, 2021, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022.
10.54	Consulting Agreement, dated June 23, 2022, by and between SeD Development Management LLC and MacKenzie Equity Partners, LLC., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022
10.55	Amendment No. 1 to Assignment and Assumption Agreement, dated July 12, 2022, by and between Alset International Limited and DSS, Inc., incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on July 14, 2022.
10.56	Addendum to Consulting Agreement, by and between Alset EHome International Inc. and CA Global Consulting Inc., dated as of May 6, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022.
10.57*(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of October 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC
10.58*(2)	First Amendment to Contract for Purchase and Sale and Escrow Instructions, dated as of November 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC
10.59*(1)(2)	Purchase and Sale Agreement, dated March 16, 2023, between 150 CCM Black Oak, LTD and Rausch Coleman Homes Houston, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023.
10.60*(1)(2)	Contract of Sale, dated March 17, 2023, between 150 CCM Black Oak, LTD and Davidson Homes, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023.
14.1	Code of Conduct, incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
14.2	Code of Ethics for the CEO and Senior Financial Officers, incorporated herein by reference to Exhibit 14.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
21*	Subsidiaries of the Company.
23.1*	Consent of Grassi & Co., CPAs, P.C.

31.1a*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

(1) Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

(2) Portions of this exhibit (indicated by asterisks) have been omitted under rules of the SEC permitting the confidential treatment of select information. The Registrant agrees to furnish a copy of all omitted information to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alset Inc.

Dated: March 31, 2023	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Chief Executive Officer, Director	March 31, 2023
Chan Heng Fai	(Principal Executive Officer)

/s/ Chan Tung Moe	Chief Executive Officer, Director	March 31, 2023
Chan Tung Moe	(Principal Executive Officer)

/s/ Lui Wai Leung Alan	Co-Chief Financial Officer	March 31, 2023
Lui Wai Leung Alan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	March 31, 2023
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Wong Tat Keung	Director	March 31, 2023
Wong Tat Keung

/s/ William Wu	Director	March 31, 2023
William Wu

/s/ Wong Shui Yeung	Director	March 31, 2023
Wong Shui Yeung

/s/ Lim Sheng Hon Danny	Director	March 31, 2023
Lim Sheng Hon Danny

/s/ Joanne Wong Hiu Pan	Director	March 31, 2023
Joanne Wong Hiu Pan

