Form 10-Q
period 2023-03-31
Alset Inc.
filed 2023-05-15
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 9,235,119 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

2

Part I. Financial Information

Item 1. Financial Statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022
Assets:
Current Assets:
Cash	$18,675,450	$17,827,383
Restricted Cash	603,646	694,520
Account Receivables, Net	54,976	46,522
Other Receivables	562,299	446,798
Note Receivables - Related Parties	2,787,382	3,617,176
Prepaid Expense	143,712	188,070
Inventory	34,442	35,020
Investment in Securities at Fair Value	4,410,499	6,288,236
Investment in Securities at Fair Value - Related Party	14,489,359	13,193,089
Investment in Securities at Cost	99,802	98,129
Investment in Securities at Equity Method	52,871,076	52,987,224
Total Current Assets	94,732,643	95,422,167

Real Estate
Rental Properties	31,641,452	31,169,031
Properties under Development	25,930,597	23,449,698
Operating Lease Right-Of-Use Asset	1,565,468	1,614,159
Deposit	542,079	536,947
Property and Equipment, Net	1,277,243	1,298,334
Total Assets	$155,689,482	$153,490,336

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,031,477	$2,983,470
Deferred Revenue	-	21,198
Operating Lease Liability	130,778	45,556
Notes Payable	30,545	30,287
Notes Payable - Related Parties	16,624	12,668
Total Current Liabilities	5,209,424	3,093,179

Long-Term Liabilities:
Notes Payable	148,274	151,559
Operating Lease Liability	1,461,987	1,582,483
Total Liabilities	6,819,685	4,827,221

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value; 250,000,000 shares authorized; 9,235,119 and 7,422,846 shares issued and outstanding on March 31, 2023 and December 31, 2022, respectively	9,235	7,423
Additional Paid in Capital	325,967,000	322,534,891
Accumulated Deficit	(192,582,297)	(188,724,411)
Accumulated Other Comprehensive Income	4,772,328	3,836,063
Total Alset Inc. Stockholders’ Equity	138,166,266	137,653,966
Non-controlling Interests	10,703,531	11,009,149
Total Stockholders’ Equity	148,869,797	148,663,115

Total Liabilities and Stockholders’ Equity	$155,689,482	$153,490,336

See accompanying notes to condensed consolidated unaudited financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	2023	2022

Revenue
Rental	$633,811	$232,582
Property	-	1,041,524
Biohealth	12,786	617,471
Other	280,339	60,660
Total Revenue	926,936	1,952,237
Operating Expenses
Cost of Sales	689,281	1,114,550
General and Administrative	2,327,385	2,491,228
Total Operating Expenses	3,016,666	3,605,778

Operating Losses from Operations	(2,089,730)	(1,653,541)

Other Income (Expense)
Interest Income	39,278	172,400
Foreign Exchange Transaction (Loss) Gain	(788,302)	408,095
Unrealized Loss on Securities Investment	(2,484,117)	(395,141)
Unrealized Gain (Loss) on Securities Investment - Related Party	1,296,271	(3,503,874)
Realized Loss on Securities Investment	(131,313)	(3,436,783)
Loss on Investment Securities at Equity Method	(268,276)	(136,380)
Finance Costs	-	(448,008)
Other Income	103,007	1,284,893
Total Other Expense, Net	(2,233,452)	(6,054,798)

Net Loss Income Before Income Taxes	(4,323,182)	(7,708,339)

Income Tax Expense	-	(222,114)

Net Loss	(4,323,182)	(7,930,453)

Net Loss Attributable to Non-Controlling Interest	(465,296)	(1,463,167)

Net Loss Attributable to Common Stockholders	$(3,857,886)	$(6,467,286)

Other Comprehensive Loss, Net
Unrealized Loss on Securities Investment	-	(9,123)
Foreign Currency Translation Adjustment	1,095,943	(649,140)
Comprehensive Loss	(3,227,239)	(8,588,716)

Comprehensive Loss Attributable to Non-controlling Interests	(305,617)	(1,085,395)

Comprehensive Loss Attributable to Common Stockholders	$(2,921,622)	$(7,503,321)

Net Loss Per Share - Basic and Diluted	$(0.46)	$(1.30)

Weighted Average Common Shares Outstanding - Basic and Diluted	8,451,048	4,959,233 *

*	The numbers of weighted average outstanding common stock - basic and diluted were adjusted retrospectively to reflect 20-for-1 reverse stock split on December 28, 2022

See accompanying notes to condensed consolidated unaudited financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Total Alset Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2023	-	$-	-	$-	7,422,846	$7,423	$322,534,891	$3,836,063	$(188,724,411)	$137,653,966	$11,009,149	$148,663,115

Issuance of Common Stock					1,812,273	1,812	3,432,109	-	-	3,433,921	-	3,433,921

Foreign Currency Translations					-	-	-	936,265	-	936,265	159,678	1,095,943

Net Loss					-	-	-	-	(3,857,886)	(3,857,886)	(465,296)	(4,323,182)

Balance at March 31, 2023	-	$-	-	$-	9,235,119	$9,235	$325,967,000	$4,772,328	$(192,582,297)	$138,166,266	$10,703,531	$148,869,797

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock			Accumulated
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Total Alset Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2022	-	$-	-	$-	87,368,446	$87,368	$296,181,977	$341,646	$(148,233,473)	$148,377,518	$21,912,268	$170,289,786

Issuance of Stock by Exercising Warrants					15,819,452	15,820	(11,925)	-	-	3,895	-	3,895

Convert Related Party Note to Common Stock					10,000,000	10,000	6,203,000	-	-	6,213,000	-	6,213,000

Deconsolidate Alset Capital Acquisition					-	-	17,160,800	-	-	17,160,800	2,227,744	19,388,544

Gain from Purchase Stock DSS					-	-	737,572	-	-	737,572	-	737,572

Beneficial Conversion Feature Intrinsic Value, Net					-	-	450,000	-	-	450,000	-	450,000

Change in Non-Controlling Interest					-	-	(316,459)	459,069	-	142,610	(142,610)	-

Change in Unrealized Loss on Investment					-	-	-	(7,027)	-	(7,027)	(2,096)	(9,123)

Foreign Currency Translations					-	-	-	(499,967)	-	(499,967)	(149,173)	(649,140)

Net Loss					-	-	-	-	(6,467,286)	(6,467,286)	(1,463,167)	(7,930,453)

Balance at March 31, 2022	-	$-	-	$-	113,187,898	$113,188	$320,404,965	$293,721	$(154,700,759)	$166,111,115	$22,382,966	$188,494,081

See accompanying notes to condensed consolidated unaudited financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	2023	2022

Cash Flows from Operating Activities
Net Loss from Operations	$(4,323,182)	$(7,930,453)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	288,100	13,580
Amortization of Right-Of-Use Assets	199,193	157,068
Amortization of Debt Discount	-	450,000
Foreign Exchange Transaction Loss (Gain)	788,302	(408,630)
Unrealized Loss on Securities Investment	2,484,117	395,141
Unrealized (Gain) Loss on Securities Investment - Related Party	(1,296,271)	3,503,874
Realized Loss on Securities Investment	131,313	3,436,783
Loss on Equity Method Investment	268,276	136,380
Changes in Operating Assets and Liabilities
Real Estate	(3,192,223)	(336,426)
Account Receivables	108,771	19,416
Prepaid Expense	42,330	679,069
Trading Securities	(550,307)	4,068,011
Inventory	555	10,902
Accounts Payable and Accrued Expenses	2,028,362	(8,792,327)
Other Receivables - Related Parties	(57,500)	-
Deferred Revenue	(21,198)	(508,328)
Operating Lease Liability	(187,721)	(153,692)
Builder Deposits	-	(31,553)
Net Cash Used in Operating Activities	(3,289,083)	(5,291,185)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(8,277)	(3,665)
Purchase of Real Estate Properties	-	(722,817)
Purchase of Investment Securities	(412,500)	(6,585,294)
Issuing Loan Receivable - Related Party	(1,521,368)	-
Proceeds from Loan Receivable - Related Party	2,613,629	-
Net Cash Provided by (Used in) Investing Activities	671,484	(7,311,776)

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	3,433,921	-
Conversion of Related Party Note to Common Stock	-	6,213,000
Repayment to Notes Payable	-	(168,360)
Net Cash Provided by Financing Activities	3,433,921	6,044,640

Net Increase (Decrease) in Cash and Restricted Cash	816,322	(6,558,321)
Effects of Foreign Exchange Rates on Cash	(59,129)	(197,705)
Cash and Restricted Cash - Beginning of Period	18,521,903	60,802,179
Cash and Restricted Cash- End of Period	$19,279,096	$54,046,153

Cash	$18,675,450	$51,520,971
Restricted Cash	$603,646	$2,525,182
Total Cash and Restricted Cash	$19,279,096	$54,046,153

Supplementary Cash Flow Information
Cash Paid for Interest	$1,003	$1,524
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized Gain (Loss) on Investment	$-	$728,449
Initial Recognition of ROU / Lease Liability	$157,647	$-
Deconsolidate Alset Capital Acquisition	$-	$19,388,544
Amortization of Debt Discount	$-	$450,000
Issuance of Stock by Exercising Warrants	$-	$3,895

See accompanying notes to condensed consolidated unaudited financial statements.

Alset Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Alset Inc. (the “Company” or “AEI”), formerly known as Alset EHome International Inc. and HF Enterprises Inc., was incorporated in the State of Delaware on March 7, 2018. On October 4, 2022, through a merger transaction, the Company was reincorporated in Texas. AEI is a diversified holding company principally engaged through its subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage a significant portion of our businesses through our 85.4% owned subsidiary, Alset International Limited (“Alset International”), a public company traded on the Singapore Stock Exchange.

The Company has four operating segments based on the products and services we offer, which include three of our principal businesses – real estate, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any other interim periods or for any other future years. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022 filed on March 31, 2023.

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of March 31, 2023 and December 31, 2022, as follows:

		Attributable interest as of,
Name of subsidiary consolidated under AEI	State or other jurisdiction of incorporation or organization	March 31, 2023		December 31, 2022
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.4		85.4
Singapore Construction & Development Pte. Ltd.	Singapore	85.4		85.4
Art eStudio Pte. Ltd.	Singapore	43.6	*	43.6	*
Singapore Construction Pte. Ltd.	Singapore	85.4		85.4
Global BioMedical Pte. Ltd.	Singapore	85.4		85.4
Alset Innovation Pte. Ltd.	Singapore	85.4		85.4
Health Wealth Happiness Pte. Ltd.	Singapore	85.4		85.4
SeD Capital Pte. Ltd.	Singapore	85.4		85.4
LiquidValue Asset Management Pte. Ltd.	Singapore	85.4		85.4
Alset Solar Limited	Hong Kong	85.4		85.4
Alset F&B One Pte. Ltd	Singapore	76.9		76.9
Global TechFund of Fund Pte. Ltd.	Singapore	-		100
Singapore eChainLogistic Pte. Ltd.	Singapore	-		100
BMI Capital Partners International Limited.	Hong Kong	85.4		85.4
SeD Perth Pty. Ltd.	Australia	85.4		85.4
SeD Intelligent Home Inc.	United States of America	85.4		85.4
LiquidValue Development Inc.	United States of America	85.4		85.4
Alset EHome Inc.	United States of America	85.4		85.4
SeD USA, LLC	United States of America	85.4		85.4
150 Black Oak GP, Inc.	United States of America	85.4		85.4
SeD Development USA Inc.	United States of America	85.4		85.4
150 CCM Black Oak, Ltd.	United States of America	85.4		85.4
SeD Texas Home, LLC	United States of America	100		85.4
SeD Ballenger, LLC	United States of America	85.4		85.4
SeD Maryland Development, LLC	United States of America	71.4		71.4
SeD Development Management, LLC	United States of America	72.6		72.6
SeD Builder, LLC	United States of America	85.4		85.4
Hapi Metaverse Inc. (f.k.a. GigWorld Inc.)	United States of America	99.7		99.7
HotApp BlockChain Pte. Ltd.	Singapore	99.7		99.7
HotApp International Limited	Hong Kong	99.7		99.7
HWH International, Inc. (Delaware)	United States of America	85.4		85.4
Health Wealth & Happiness Inc.	United States of America	85.4		85.4
HWH Multi-Strategy Investment, Inc.	United States of America	85.4		85.4
SeD REIT Inc.	United States of America	85.4		85.4
Gig Stablecoin Inc.	United States of America	99.7		99.7
HWH World Inc. (Delaware)	United States of America	99.7		99.7
HWH World Pte. Ltd.	Singapore	85.4		85.4
UBeauty Limited	Hong Kong	85.4		85.4
WeBeauty Korea Inc	Korea	85.4		85.4
HWH World Limited	Hong Kong	85.4		85.4
HWH World Inc.	Korea	85.4		85.4
GDC REIT Inc.	United States of America	85.4		85.4
BioHealth Water Inc.	United States of America	85.4		85.4
Impact BioHealth Pte. Ltd.	Singapore	85.4		85.4
American Home REIT Inc.	United States of America	100		85.4
Alset Solar Inc.	United States of America	68.3		68.3
HWH KOR Inc.	United States of America	85.4		85.4
Open House Inc.	United States of America	100		100
Open Rental Inc.	United States of America	100		100

Hapi Cafe Inc. (Nevada)	United States of America	100		100
Global Solar REIT Inc.	United States of America	100		100
OpenBiz Inc.	United States of America	100		100
Hapi Cafe Inc. (Texas)	United States of America	85.4		85.4
HWH (S) Pte. Ltd.	Singapore	85.4		85.4
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
EPowerTech Inc.	United States of America	100		100
Alset EPower Inc.	United States of America	100		100
AHR Asset Management Inc.	United States of America	85.4		85.4
HWH World Inc. (Nevada)	United States of America	85.4		85.4
Alset F&B Holdings Pte. Ltd.	Singapore	85.4		85.4
Credas Capital Pte. Ltd.	Singapore	42.7	*	42.7	*
Credas Capital GmbH	Switzerland	42.7	*	42.7	*
Smart Reward Express Limited	Hong Kong	49.8	*	49.8	*
AHR Texas Two LLC	United States of America	100		85.4
AHR Black Oak One LLC	United States of America	85.4		85.4
Hapi Air Inc.	United States of America	92.7		92.7
AHR Texas Three, LLC	United States of America	100		85.4
Alset Capital Pte. Ltd.	Singapore	100		100
Hapi Cafe Korea, Inc.	Korea	85.4		85.4
Green Energy Inc.	United States of America	100		100
Green Energy Management Inc.	United States of America	100		100
Alset Metaverse Inc.	United States of America	97.2		97.2
Alset Management Group Inc.	United States of America	83.4		83.4
Alset Acquisition Sponsor, LLC	United States of America	93.4		93.4
Alset Spac Group Inc.	United States of America	93.4		93.4
Alset Mining Pte. Ltd.	Singapore	85.4		85.4
Hapi Travel Pte. Ltd.	Singapore	85.4		85.4
Hapi WealthBuilder Pte. Ltd.	Singapore	85.4		85.4
HWH Marketplace Pte. Ltd.	Singapore	85.4		85.4
HWH International Inc. (Nevada)	United States of America	85.4		85.4
Hapi Cafe SG Pte. Ltd.	Singapore	85.4		85.4
Alset Reits Inc.	United States of America	100		100
Robotic gHome Inc.	United States of America	76.9		76.9
HWH Merger Sub, Inc.	United States of America	85.4		85.4
Alset Home REIT Inc.	United States of America	100		100
Hapi Metaverse Inc. (Texas)	United States of America	99.7		99.7
Hapi Café Limited	Hong Kong	99.7		99.7
MOC HK Limited	Hong Kong	99.7		99.7
AHR Texas Four, LLC	United States of America	100		100
Alset F&B (PLQ) Pte. Ltd.	Singapore	85.4		85.4
Hapi Café Sdn. Bhd.	Malaysia	51.3		-
Shenzhen Leyouyou Catering Management Co., Ltd.	China	100		100
Dongguan Leyouyou Catering Management Co., Ltd.	China	100		-

*	Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On March 31, 2023 and December 31, 2022 the Company adjusted $0 and $4,791,997 between building and land, respectively. During the three months ended March 31, 2023 and 2022, the Company adjusted depreciation expenses of $0 and $0, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of March 31, 2023 and December 31, 2022.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loan. The funds were required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The funds in the escrow account were specifically to be used for the payment of the loan from M&T Bank. The funds were required to remain in the escrow account for the loan payment until the loan agreement terminates. In May 2022 the funds from this escrow account were released and the account closed. As of March 31, 2023 and December 31, 2022, the total balance of these two accounts was $309,295 and $309,219, respectively.

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

The Company puts money into brokerage accounts specifically for equity investment. As of March 31, 2023 and December 31, 2022, the cash balance in these brokerage accounts was $294,352 and $385,304, respectively.

Account Receivables and Allowance for Doubtful Accounts

Account receivables is stated at amounts due from buyers, contractors, and all third parties, net of an allowance for doubtful accounts. As of March 31, 2023 and December 31, 2022, the balance of account receivables was $54,976 and $46,522, respectively.

The Company monitors its account receivables balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to estimate its allowance for doubtful account receivables. The Company’s allowance for doubtful accounts represents an estimate of the losses expected to be incurred based on specifically identified accounts as well as nonspecific amount, when determined appropriate. Generally, the amount of the allowance is primarily decided by division management’s historical experience, the delinquency trends, the resolution rates, the aging of receivables, the credit quality indicators and financial health of specific customers. As of March 31, 2023 and December 31, 2022, the allowance was $0.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of March 31, 2023 and December 31, 2022, inventory consisted of finished goods from HWH International Inc. and its subsidiaries. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

Investment Securities

Investment Securities at Fair Value

The Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Holista CollTech Limited (“Holista”), Amarantus BioScience Holdings, Inc. (“AMBS”), True Partner Capital Holding Limited (“True Partner”) and Lucy Scientific Discovery Inc. (“Lucy”) are publicly traded companies. The Company does not have significant influence over Holista, AMBS, True Partner and Lucy, as the Company is the beneficial owner of approximately 15.2% of common shares of Holista, 4.3% of the common shares of AMBS and less than 0.1% of common shares of True Partner and Lucy. The stock’s fair value is determined by quoted stock prices.

Since 2021, the Company’s subsidiaries have maintained a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by reference to quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. DSS, Inc. (“DSS”), New Electric CV Corporation (“NECV” formerly known as “American Premium Mining Corporation” (“APM”)) and Value Exchange International Inc. (“Value Exchange International” or “VEII”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or elect fair value accounting.

●	The Company has significant influence over DSS. As of March 31, 2023 and December 31, 2022, the Company owned approximately 45.2% of the common stock of DSS, respectively. Our CEO is a stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS. William Wu, Wong Shui Yeung and Joanne Wong Hiu Pan, directors of the Company, are each also directors of DSS.

●

The Company has significant influence over NECV as the Company is the beneficial owner of approximately 0.8% of the common shares of NECV and one officer from the Company holds a director position on NECV’s Board of Directors. Additionally, our CEO is a significant stockholder of NECV shares.

●	The Company has significant influence over Value Exchange International as the Company is the beneficial owner of approximately 38.3% of the common shares of VEII. Mr. Chan and another member of the Board of Directors of Hapi Metaverse, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung).

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of March 31, 2023 and December 31, 2022, AMRE was a private company. Based on management’s analysis, the fair value of the AMRE warrants was $0 as of December 31, 2021. In March 2022 both loans, together with warrants were converted into common shares of AMRE. After the conversion, the Company owns approximately 15.8% of AMRE.

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

American Pacific Bancorp, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”) and gained majority ownership in that entity. APB was consolidated into the Company under common control accounting (See Transactions between Entities under Common Control for details). On September 8, 2021 APB sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APB fell below 50% to 41.3%, and subsequently to 36.9% and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. As a result of the deconsolidation, the Company recognized gain of approximately $28.2 million. The gain represents the difference between the fair value of retained equity method investment of $30.8 million and the investment percentage of carrying amount of APB’s net assets of $2.9 million. Considering the transaction was between related parties, the Company recorded the gain as additional paid in capital in its equity. During three months ended March 31, 2023 the investment loss was $17,749 and during three months ended March 31, 2022 the investment gain was $141,343. As of March 31, 2023 and December 31, 2022, the investment in APB was $31,650,497 and $31,668,246, respectively.

Alset Capital Acquisition Corp.

On February 3, 2022, Alset Capital Acquisition Corp. (“Alset Capital”), a special purpose acquisition company (SPAC) sponsored by the Company and certain affiliates, closed its initial public offering of 7,500,000 units at $10.00 per unit (the “Offering”). At the same time the exercise of underwriters’ over-allotment option of additional 1,125,000 units closed. The Company is majority owner of Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital. On February 3, 2022, the Sponsor purchased 473,750 units pursuant to a private placement for a purchase price of $4,737,500. Previously, the Sponsor had purchased 2,156,250 shares of Class B common stock pursuant to a private placement for a purchase price of $25,000. After the Offering the Company holds 23.4% of Alset Capital. Chan Heng Fai, the Chairman and CEO of the Company, is the CEO and director of Alset Capital. In June 2022, the Company made an adjustment of $2,830,961 to Additional Paid in Capital and the fair value of investment in Alset Capital, and reversed the previously recorded unrealized loss of $237,578, because of the change of valuation methods of the investment on Class B Common Stock and units the company held. Initially, the Company used market trading prices of Class A common stock and units to calculate the fair value of these investment securities and recorded $237,578 unrealized loss on security investment during three months ended March 31, 2022. In June 2022, the Company determined the fair value of Class B common shares and units by using a put option model and a Monte Carlo simulation considering some restrictions and risks related to these securities the Company held. On September 30, 2022 the Company purchased the remaining 10% ownership in the Sponsor for $476,250 and currently owns 100% of it. During the three months ended March 31, 2023, the Company recorded investment loss of $45,199 by equity method. The Company’s investment in Alset Capital was $21,066,376 and $21,111,575 as of March 31, 2023 and December 31, 2022, respectively.

Ketomei Pte Ltd

On June 10, 2021 the Company’s indirect subsidiary Hapi Cafe Inc. (“Hapi Cafe”) lent $76,723 to Ketomei Pte Ltd (“Ketomei”). On March 21, 2022 Hapi Cafe entered into an agreement pursuant to which the principal of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested an additional $179,595 in Ketomei. After the conversion and fund investment the Company now holds 28% of Ketomei. Ketomei is in the business of selling cooked food and drinks. During three months ended March 31, 2023 and 2022 the investment loss was $53,199 and $3,273, respectively. Investment in Ketomei was $154,203 and $207,402 at March 31, 2023 and December 31, 2022, respectively.

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

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26 per common share of Vector Com. As of March 31, 2023 and December 31, 2022, our management estimated the fair value of the note to be $88,599, the initial transaction price.

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

HWH World Company Limited

HWH World Co. is a direct sales company in Thailand. The Company has a 19% ownership and loaned $187,500 with zero interest and due on demand, to HWH World Co. The current level of equity in HWH World Co. is not sufficient to determine if HWH World Co. can operate on its own without additional subordinated financial support. The Company has a variable interest in HWH World Co., however, the Company is not deemed to absorb losses or receive benefits that could potentially be significant to HWH World Co. Ltd. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseeing and controlling the management. The power to direct the activities are held by the manager in Thailand who owns 51% of the HWH World Co. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. On March 31, 2023 and December 31, 2022 variable interest and amount receivable in the non-consolidated VIE was $236,699 and $236,699, respectively, which represents the Company’s maximum risk of loss from non-consolidated VIE. The Company applied ASC 321 and measured HWH World Co. investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

American Medical REIT Inc.

In 2021 the Company owned 3.4% of AMRE and made a loan in the amount of $8,350,000 to AMRE, as well as two loans of $200,000 each, all with 8% per annum interest rate. One of the $200,000 loans was due on March 3, 2022, the other one is due on October 29, 2024. The $8,350,000 loan is due on November 29, 2023. The Company has a variable interest in AMRE. However, the Company is not deemed to absorb losses or receive benefits that could potentially be significant to AMRE. The Company does not also have the ultimate power over the activities which can impact VIE’s economic performance, like developing company budgets or overseeing and controlling the management. The power to direct these activities are held by the AMRE’s largest shareholder which owns approximately 80.8% of AMRE and AMRE’s management team. Therefore, the Company is not a primary beneficiary of this VIE and does not consolidate it. In March 2022, the Company converted both $200,000 loans and accrued interests, together with accompanying warrants into AMRE common shares. After the conversion the Company owns 15.8% of AMRE. On July 12, 2022, pursuant to Assignment and Assumption Agreement from February 25, 2022, as amended on July 12, 2022, the Company sold the $8,350,000 loan, together with accrued interest, to DSS for a purchase price of 21,366,177 shares of DSS’s common stock. The loss from this transaction of $1,089,675 was calculated as the difference between the face value of promissory note together with accrued interest and the fair value of DSS stock on July 12, 2022, and was recorded under Other Expense in Statement of Operations. On March 31, 2023 and December 31, 2022 variable interest and amount receivable in the non-consolidated VIE was $0, which represents the Company’s maximum risk of loss from non-consolidated VIE.

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

The Company capitalized construction costs of approximately $2.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

The Company’s policy is to obtain an independent third-party valuation for each major project in the United States as part of our assessment of identifying potential triggering events for impairment. Management may use the market comparison method to value other relatively small projects, such as the project in Perth, Australia, which was completed during the year 2022. In addition to the annual assessment of potential triggering events in accordance with ASC 360 – Property Plant and Equipment (“ASC 360”), the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

The Company did not record impairment on any of its projects during the three months ended on March 31, 2023 and 2022.

Recent Agreements to Sell Lots

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

The closing of the sale of these 110 lots depends on the satisfaction of certain conditions set forth in the Purchase and Sale Agreement. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Commencing on March 16, 2023, Rausch Coleman had a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Rausch Coleman was entitled to decline to proceed with the closing of these transactions. Rausch Coleman did not exercise its right to decline, and pursuant to the Purchase and Sale Agreement, has made an additional deposit in escrow. Through the date hereof, Rausch Coleman has deposited $957,250 in escrow.

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

The closing of the transactions described in the Contract of Sale depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Davidson Homes has agreed to purchase the lots in stages, comprising an initial closing of 94 lots, the remaining lots to be purchase on or before December 29, 2023. Commencing on March 17, 2023, Davidson Homes had a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Davidson Homes was entitled to decline to proceed with the closing of these transactions. Davidson Homes did not exercise its right to decline, and pursuant to the Contract of Sale, has made an additional deposit in escrow. Through the date hereof, Davidson Homes has deposited $1,425,000 in escrow.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of March 31, 2022 and December 31, 2022, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during three months ended March 31, 2023 and 2022.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

The Company’s main business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter into sales contracts with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contracts. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger project, which represented approximately 0% and 32%, respectively, of the Company’s revenue in the three months ended on March 31, 2023 and 2022, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the three months ended March 31, 2023, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from the FFB assessment is not either. During the three months ended on March 31, 2023 and 2022, we recognized revenue of $0 and $77,012 from the FFB assessments, respectively

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned products. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the three months ended March 31, 2023 and 2022 were approximately $1,162 and $35,528, respectively.

●	Annual Membership

The Company collects an annual membership fee from its members. The fee is fixed, paid in full at the time upon joining the membership; the fee is not refundable. The Company’s performance obligation is to provide its members the right to (a) purchase products from the Company, (b) access to certain back-office services, (c) receive commissions and (d) attend corporate events. The associated performance obligation is satisfied over time, generally over the term of the membership agreement which is for a one-year period. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $0 and $21,198 at March 31, 2023 and December 31, 2022, respectively. Starting in 2020 the revenue from sale of membership declined to $0 in 2022. The Company is currently working on a new membership model.

Other Businesses

●	Food and Beverage

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

In recent months the Company incorporated two new subsidiaries Shenzhen Leyouyou Catering Management Co., Ltd. and Dongguan Leyouyou Catering Management Co., Ltd. in the People’s Republic of China. Both companies will be principally engaged in the food and beverage business in Mainland China.

Additionally, through its subsidiary MOC HK Limited, the Company is focusing on operating café business in Hong Kong.

●	Remaining performance obligations

As of March 31, 2023 and December 31, 2022, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the three months ended on March 31, 2023 and 2022, the Company recorded $0 as stock-based compensation expense.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange loss of $788,302 and $408,095 gain during the three months ended on March 31, 2023 and 2022, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive gain of $1,095,943 from foreign currency translation for the three months ended March 31, 2023 and $649,140 loss for the three months ended March 31, 2022, in accumulated other comprehensive loss.

Non-controlling interests

Non-controlling interests represent the equity in subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the condensed consolidated statements of operation and comprehensive income, and within equity in the Condensed Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On March 31, 2023 and December 31, 2022, the aggregate non-controlling interests in the Company were $10,703,531 and $11,009,149, respectively.

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

As of March 31, 2023 and December 31, 2022, the capitalized financing costs were $3,247,739.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company’s line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2024. The Company does not believe that ASU 2020-04 will have significant impact on its future consolidated financial statements.

Accounting pronouncement not yet adopted

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

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of March 31, 2023 and December 31, 2022, uninsured cash and restricted cash balances were $16,354,869 and $15,723,599, respectively.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the three months ended March 31, 2023 and 2022:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Three Months Ended on March 31, 2023
Revenue	$633,811	$14,040	$12,786	$266,299	$926,936
Cost of Sales	(602,340)	(4,568)	(14,367)	(68,006)	(689,281)
Gross Margin	31,471	9,472	(1,581)	198,293	237,655
Operating Expenses	(440,017)	(139,903)	(141,290)	(1,606,175)	(2,327,385)
Operating Loss	(408,546)	(130,431)	(142,871)	(1,407,882)	(2,089,730)
Other Income (Expense)	45	(1,061,068)	319,635	(1,492,064)	(2,233,452)
Net Loss Before Income Tax	(408,501)	(1,191,499)	176,764	(2,899,946)	(4,323,182)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Three Months Ended on March 31, 2022
Revenue	$1,274,106	$-	$617,471	$60,660	$1,952,237
Cost of Sales	(1,093,709)	-	(12,038)	(8,803)	(1,114,550)
Gross Margin	180,397	-	605,433	51,857	837,687
Operating Expenses	(536,765)	(114,263)	(620,342)	(1,219,858)	(2,491,228)
Operating (Loss) Income	(356,368)	(114,263)	(14,909)	(1,168,001)	(1,653,541)
Other Expense	98	(455,000)	(1,205,349)	(4,394,547)	(6,054,798)
Net Loss Before Income Tax	(356,270)	(569,263)	(1,220,258)	(5,562,548)	(7,708,339)

March 31, 2023
Cash and Restricted Cash	$1,927,056	$400,473	$1,135,681	$15,815,886	$19,279,096
Total Assets	70,151,426	3,122,276	4,501,219	77,914,561	155,689,482

December 31, 2022
Cash and Restricted Cash	$2,592,577	$514,260	$1,338,404	$14,076,662	$18,521,903
Total Assets	57,951,324	3,184,416	4,861,615	87,492,981	153,490,336

5. REAL ESTATE ASSETS

As of March 31, 2023 and December 31, 2022, real estate assets consisted of the following:

	March 31, 2023	December 31, 2022

Construction in Progress	$17,987,471	$15,506,572
Land Held for Development	7,943,126	7,943,126
Rental Properties, net	31,641,452	31,169,031
Total Real Estate Assets	$57,572,049	$54,618,729

Single family residential properties

As of March 31, 2023 and December 31, 2022, the Company owned 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $243,702 and $140,635 in the three months ended March 31, 2023 and 2022, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SRFs as of March 31, 2023:

	Number of Homes	Aggregate investment	Average Investment per Home
SFRs	132	$31,641,452	$239,708

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On March 31, 2023 and December 31, 2022, there was $0 held on deposit. Remaining balance of $31,553 was repaid during 2022.

7. NOTES PAYABLE

As of March 31, 2023 and December 31, 2022, notes payable consisted of the following:

	March 31, 2023	December 31, 2022
Motor Vehicle Loans	178,819	181,846
Total notes payable	$178,819	$181,846

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of March 31, 2023, the outstanding balance of the revolving loan was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process. On March 15, 2022, approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

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

Future minimum principal payments under existing motor vehicle loans at March 31, 2023 in each calendar year through the end of their terms are as follows:

2024	30,545
2025	30,545
2026	30,545
2027	30,545
2028	30,545
Thereafter	26,094
Total Future Receipts	$178,819

8. RELATED PARTY TRANSACTIONS

Purchase of Shares and Warrants from NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and warrants to purchase 1,220,390,000 shares with an exercise price of $0.0001 per share, from NECV, for an aggregate purchase price of $122,039. We value the NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the NECV warrants were $860,342 as of July 17, 2020, the purchase date, $389,910 as of March 31, 2023 and $327,565 as of December 31, 2022. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital at December 31, 2021, as it was a related party transaction.

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

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of March 31, 2023 and December 31, 2022, the outstanding balance was $12,493 and $12,668, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of March 31, 2023 and December 31, 2022, the outstanding balance was $4,131 and $4,158, respectively.

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

The Company incurred expenses of $75,000 and $60,000 in the three months ended March 31, 2023 and 2022, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In June 2022, MacKenzie Equity Partners was paid $50,000 bonus payment (as described above). On March 31, 2023 and December 31, 2022, the Company owed this related party $25,000 and $25,000, respectively.

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

As of March 31, 2023 and December 31, 2022, the Company provided advances for operation of $236,699 to HWH World Co., a direct sales company in Thailand of which the Company holds approximately 19% ownership.

In the first quarter of 2022, a subsidiary of the Company made a non-interest bearing advance in the amount of $476,250 on behalf of Alset Investment Pte. Ltd., a company 100% owned by one of our directors. Such advance was made in connection with a private placement into Alset Capital Acquisition Corp. by its sponsor, Alset Acquisition Sponsor, LLC. During 2022, Alset Investment repaid all balance due of $476,250.

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

The Company paid some operating expenses for Alset Capital Acquisition Corp., a special purpose acquisition company of which the Company holds 23.4%. The advances are interest free with no set repayment terms. As of March 31, 2023 and December 31, 2022, the balance of these advances was $0.

On July 28, 2022 Hapi Café Inc. entered into binding term sheet (the “First Term Sheet”) with Ketomei Pte Ltd and Tong Leok Siong Constant, pursuant to which Hapi Café lent Ketomei $41,750. This loan has a 0% interest rate for the first 60 days and an interest rate of 8% per annum afterwards. On August 4, 2022 the same parties entered into another binding term sheet (the “Second Term Sheet”) pursuant to which Hapi Café agreed to lend Ketomei up to S$360,000 Singapore Dollars (equal to approximately $250,500 US Dollars) pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 8%. In addition, pursuant to the Second Term Sheet, the July 28, 2022 loan was modified to include conversion rights. In August 2022, Ketomei drew $29,922 from the loan. As of March 31, 2023 and December 31, 2022, Ketomei owed $219,841 and $197,596 to Hapi Café, respectively.

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matures on January 12, 2023, with automatic three-month extension. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of March 31, 2023 and December 31, 2022 LVAML owes the Company $559,938 and $3,042,811, respectively.

On January 27, 2023, the Company’s subsidiary Hapi Metaverse Inc. and New Electric CV Corp. (“NECV,” and together with Hapi Metaverse Inc., the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with Value Exchange International, Inc. (“Value Exchange”), a Nevada corporation. The Credit Agreement provides Value Exchange with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The principal amount of any advance of money under the Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of Value Exchange Common Stock in lieu of cash payment. As of 31 March 2023, $1,400,000.00 of credit was used, and interest income of $11,047 is included in interest income for the three months ended March 31, 2023.

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

On February 6, 2023, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) in connection with an offering (the “Offering”) of its common stock, par value $0.001 per share (the “Common Stock”), with Aegis Capital Corp. (the “Underwriter”) as the underwriter, relating to an underwritten public offering of 1,727,273 shares of Common Stock at a public offering price of $2.20 per share. The Underwriting Agreement provides the Underwriter a 45-day option to purchase up to an additional 212,863 shares of Common Stock to cover over-allotments, if any.

The net proceeds to the Company from the Offering were approximately $3.4 million, after deducting underwriting discounts and the payment of other offering expenses associated with the Offering that are payable by the Company.

The Offering closed on February 8, 2023. The Common Stock was being offered pursuant to an effective registration statement on Form S-3 (File No. 333-264234), as well as a prospectus supplement in connection with the Offering filed with the Securities and Exchange Commission.

On March 31, 2023, there were 9,235,119 common shares issued and outstanding.

The following table summarizes the warrant activity for the three months ended March 31, 2023.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2022	634,488	$80.32	3.23	$-
Warrants Vested and exercisable at December 31, 2022	634,488	$80.32	3.23	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of March 31, 2023	634,488	$80.32	2.99	$-
Warrants Vested and exercisable at March 31, 2023	634,488	$80.32	2.99	$-

Changes of Ownership of Alset International

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

Due to these transactions the Company’s ownership of Alset International changed from 76.8% as of December 31, 2021 to 85.4% as of March 31, 2023 and December 31, 2022.

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

10. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one or two years. Future minimum rental revenue under existing leases on our properties at March 31, 2023 in each calendar year through the end of their terms are as follows:

2023	946,600
2024	93,880
Total Future Receipts	$1,040,480

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended March 31, 2023 and 2022, property management fees incurred by the property managers were $31,950 and $11,025, respectively. For the three months ended March 31, 2023 and 2022, leasing fees incurred by the property managers were $25,010 and $25,790, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2023	$(54,921)	$121,272	$3,769,712	$3,836,063

Other Comprehensive Income	-	936,265	-	936,265

Balance at March 31, 2023	$(54,921)	$1,057,537	$3,769,712	$4,772,328

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2022	$(90,031)	$(367,895)	$799,572	$341,646

Other Comprehensive Income	(7,027)	(499,967)	459,069	(47,925)

Balance at March 31, 2022	$(97,058)	$(867,862)	$1,258,641	$293,721

12. INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
March 31, 2023
Assets
Investment Securities- Fair Value	$554,020	$-	$-	$554,020
Investment Securities- Fair Value - Related Party	14,099,446	-	-	14,099,446
Investment Securities- Trading	3,767,880	-	-	3,767,880
Convertible Note Receivable	-	-	88,599	88,599
Warrants - New Electric CV Corp.	-	-	389,913	389,913

Total Investment in securities at Fair Value	$18,421,346	$-	$478,512	$18,899,858

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2022
Assets
Investment Securities- Fair Value	$884,432	$-	$-	$884,432
Investment Securities- Fair Value - Related Party	12,865,525	-	-	12,865,525
Investment Securities- Trading	5,315,204	-	-	5,315,204
Convertible Note Receivable	-	-	88,599	88,599
Warrants - New Electric CV Corp.	-	-	327,565	327,565

Total Investment in securities at Fair Value	$19,065,161	$-	$416,164	$19,481,325

Realized loss on investment securities for the three months ended March 31, 2023 was $131,313 and realized loss on investment securities for the three months ended March 31, 2022 was $3,436,783. Unrealized loss on securities investment was $1,187,846 and $3,899,015 in the three months ended March 31, 2023 and 2022, respectively. These gains and losses were recorded directly to net income (loss). The change in fair value of the convertible note receivable in the three months ended March 31, 2023 and 2022 was $0 and $9,123, respectively, and was recorded in condensed consolidated statements of stockholders’ equity.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from the local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at March 31, 2023 and December 31, 2022, respectively.

	Share price		Market Value
	3/31/2023	Shares	3/31/2023	Valuation

DSS (Related Party)	$0.200	62,812,264	$12,537,327	Investment in Securities at Fair Value

AMBS (Related Party)	$0.001	20,000,000	$18,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.011	42,310,621	$453,520	Investment in Securities at Fair Value

American Premium Mining (Related Party)	$0.001	354,039,000	$247,827	Investment in Securities at Fair Value

Value Exchange	$0.095	13,834,643	$1,314,291	Investment in Securities at Fair Value

Lucy Scientific Discovery	$1.100	75,000	$82,500	Investment in Securities at Fair Value

Trading Stocks			$3,767,880	Investment in Securities at Fair Value

Total Level 1 Equity Securities			$18,421,346

Nervotech	N/A	1,666	$37,631	Investment in Securities at Cost
HWH World Co.	N/A	3,800	$42,562	Investment in Securities at Cost
Ubeauty	N/A	3,600	$19,609	Investment in Securities at Cost
Total Equity Securities			$18,521,148

	Share price		Market Value
	12/31/2022	Shares	12/31/2022	Valuation

DSS (Related Party)	$0.164	62,812,264	$10,301,211	Investment in Securities at Fair Value

AMBS (Related Party)	$0.002	20,000,000	$34,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.020	42,999,621	$850,432	Investment in Securities at Fair Value

American Premium Mining (Related Party)	$0.001	354,039,000	$212,423	Investment in Securities at Fair Value

Value Exchange	$0.170	13,834,643	$2,351,889	Investment in Securities at Fair Value

Trading Stocks			$5,315,204	Investment in Securities at Fair Value

Total Level 1 Equity Securities			$19,065,161

Nervotech	N/A	1,666	$35,958	Investment in Securities at Cost
HWH World Co.	N/A	3,800	$42,562	Investment in Securities at Cost
Ubeauty	N/A	3,600	$19,609	Investment in Securities at Cost
Total Equity Securities			$19,163,290

Sharing Services Convertible Note

The fair value of the Sharing Services Convertible Note under level 3 category was calculated using a Black-Scholes valuation model.

We assumed dividend yield rate of 0.00% in Sharing Services. The volatility was based on the historical volatility of the Sharing Services’ common stock. Risk-free interest rates were obtained from U.S. Treasury rates for the applicable periods.

The Sharing Services Convertible Note was redeemed in July 2022.

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023 and 2022:

Total
Balance at January 1, 2023	$416,164
Total gains	62,348
Balance at March 31, 2023	$478,512

Total
Balance at January 1, 2022	$1,108,252
Total losses	(203,463)
Balance at March 31, 2022	$904,789

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible bond of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of March 31, 2023, the management estimated that the fair value of this note remained unchanged from its initial purchase price.

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

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of NECV for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2021 and 2022. The Company did not exercise any warrants during three months ended March 31, 2023. We value APB warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV was $389,913 as of March 31, 2023 and $327,565 as of December 31, 2022.

The fair value of the NECV warrants under level 3 category as of March 31, 2023 and December 31, 2022 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31, 2023	December 31, 2022

Stock Price	$0.0007	$0.0006
Exercise price	0.001	0.001
Risk free interest rate	3.54%	3.95%
Annualized volatility	188.3%	186.1%
Dividend Yield	0.00	0.00
Year to maturity	7.32	7.56

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

During the three months ended on March 31, 2023 and 2022, NVR purchased 0 and 3 lots, respectively. Through March 31, 2023 and December 31, 2022, NVR had purchased a total of 479 lots.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of March 31, 2023 and December 31, 2022, the accrued balance due to NVR was $189,475.

Leases

The Company leases offices in Bethesda, Maryland, Magnolia, Texas, Singapore, Hong Kong and South Korea through leased spaces aggregating approximately 21,066 square feet, under leases expiring on various dates from May 2023 to August 2025. The leases have rental rates ranging from $1,401 to $23,020 per month. Our total rent expense under these office leases was $259,678 and $156,575 in the three months ended March 31, 2023 and 2022, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2021
Singapore - AI	June 2022 to May 2023
Singapore – F&B	October 2021 to October 2024
Singapore – Four Seasons Park	July 2022 to July 2024
Singapore – Hapi Cafe	July 2022 to June 2024
Singapore - PLQ	December 2022 to July 2024
Hong Kong - Office	October 2022 to October 2024
Hong Kong - Warehouse	November 2022 to October 2024
Hong Kong - Shop	October 2022 to September 2024
South Korea – Hapi Cafe	August 2022 to August 2025
South Korea – HWH World	August 2022 to July 2025
Magnolia, Texas	May 2022 – January 2023
Bethesda, Maryland	January 2021 to March 2024
China - Cafe	December 2022 - November 2023
China - Office	March 2023 – March 2027

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 0.35% to 3.9% in 2023 and 2022, which were used as the discount rates. The balances of operating lease right-of-use assets and operating lease liabilities as of March 31, 2023 were $1,565,468 and $1,592,765 respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2022 were $1,614,159 and $1,628,039, respectively.

The table below summarizes future payments due under these leases as of March 31, 2023.

For the Years Ended March 31:

2024	952,948
2025	553,137
2026	159,626
2027	40,471
Total Minimum Lease Payments	1,706,182
Less: Effect of Discounting	(113,417)
Present Value of Future Minimum Lease Payments	1,592,765
Less: Current Obligations under Leases	(130,778)
Long-term Lease Obligations	$1,461,987

14. DIRECTORS AND EMPLOYEES’ BENEFITS

AEI Stock Option plans

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

The following tables summarize stock option activity under the 2013 Plan for the three months ended March 31, 2023:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	1,061,333	$0.09	2.00	$-
Vested and exercisable at January 1, 2022	1,061,333	$0.09	2.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2022	1,061,333	$0.09	1.00	$-
Vested and exercisable at December 31, 2022	1,061,333	$0.09	1.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of March 31, 2023	1,061,333	$0.09	0.75	$-
Vested and exercisable at March 31, 2023	1,061,333	$0.09	0.75	$-

15. SUBSEQUENT EVENTS

On April 13, 2023, 150 CCM Black Oak Ltd., a Texas Limited Partnership and a wholly owned subsidiary of the Company, completed the sale of 131 single-family detached residential lots in a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak” to Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). The Company has received a total consideration of $6,615,500 from the Buyer in aggregate purchase price and community enhancement fees.

On May 4, 2023, DSS distributed approximately 280 million shares of Sharing Services Global Corporation (“SHRG”) beneficially held by DSS and its subsidiaries in the form of a dividend to the shareholders of DSS common stock.  As a result of this distribution, the Company directly received 70,426,832 shares of SHRG, and through its majority-owned subsidiary Alset International Limited, and certain subsidiaries of Alset International Limited, indirectly received an additional 55,197,696 shares of SHRG. The Company and its majority-owned subsidiaries now collectively own 125,624,528 shares of SHRG, representing 33.4% of the issued and outstanding shares of SHRG Common Stock (such number of SHRG shares held and ownership percentage do not include any shares held by affiliates of the Company which we do not hold a majority interest in). Additionally, our founder, Chairman and Chief Executive Officer, Chan Heng Fai, directly and indirectly is the owner of an additional 37,947,756 shares of SHRG and is a beneficial owner of approximately 43.5% of SHRG shares (including those shares owned by Alset Inc. and its majority-owned subsidiaries).

On May 1, 2023, Alset Capital Acquisition Corp. (“Alset Capital”) held a Special Meeting of Stockholders. In connection with the Special Meeting and certain amendments to Alset Capital’s Amended and Restated Certificate of Incorporation, 6,648,964 shares of Alset Capital’s Class A Common Stock were rendered for redemption. Following the redemption, 2,449,786 shares of Class A Common Stock of Alset Capital remain issued and outstanding, including 473,750 shares held by the Company. The Company also owns 2,156,250 shares of Alset Capital’s Class B Common Stock. Following the redemptions, Company’s ownership in Alset Capital has increased from 23.4% of the total shares of common stock to 57.1% of the total number of outstanding shares of the two classes. The Company is currently evaluating the impact of these redemptions on our financial statements and accounting policies that will be applied to the investment in Alset Capital.

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

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage a significant portion of our businesses through our 85.4% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas and in Frederick, Maryland, in our real estate segment. In our digital transformation technology segment we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes the sale of consumer products.

We also have ownership interests outside of Alset International, including a 36.9% equity interest in American Pacific Bancorp Inc., an indirect 15.2% equity interest in Holista CollTech Limited, a 45.2% equity interest in DSS Inc. (“DSS”), a 38.3% equity interest in Value Exchange International, Inc., a 0.8% equity interest in New Electric CV Corporation (“NECV” formerly known as “American Premium Mining Corporation” or “APM,” and earlier known as “American Premium Water Corp.”), and an interest in Alset Capital Acquisition Corp. (“Alset Capital”). American Pacific Bancorp Inc. is a financial network holding company. Holista CollTech Limited is a public Australian company that produces natural food ingredients (ASX: HCT). DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, direct marketing, commercial lending, securities and investment management, alternative trading, digital transformation, secure living, and alternative energy. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). NECV is a publicly traded consumer products company (OTCPK: HIPH). Alset Capital is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses and is listed on the Nasdaq (Nasdaq: ACAXU, ACAX, ACAXW and ACAXR).

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

Recent Developments

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

On May 1, 2023, Alset Capital amended its Investment Management Trust Agreement with Wilmington Trust, National Association, a national banking association, which was entered into on January 31, 2022. The Trust Agreement is now amended, in part, so that Alset Capital’s ability to complete a business combination may be extended in additional increments of one month up to a total of twenty-one (21) additional months from the closing date of its initial public offering, subject to the payment into the trust account by Alset Capital of one-third of 1% of the funds remaining in the trust account following any redemptions in connection with the approval of the amendment to Alset Capital’s Amended and Restated Certificate of Incorporation.

As approved by its stockholders at the Special Meeting of Stockholders held on May 1, 2023 (the “Alset Capital Special Meeting”), Alset Capital filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on May 2, 2023, to (i) give Alset Capital the right to extend the date by which it has to consummate a business combination from May 3, 2023, to November 3, 2023, on a month-to-month basis; and (ii) expand the methods that it may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission.

In connection with the Alset Capital Special Meeting, 6,648,964 shares of the Class A Common Stock of Alset Capital were tendered for redemption. Following this redemption, 2,449,786 shares of the Class A Common Stock of Alset Capital remain issued and outstanding, including 473,750 shares held by Alset Acquisition Sponsor, LLC and 1,976,036 public shares. Alset Acquisition Sponsor, LLC owns 2,156,250 shares of Class B Common Stock.

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

The closing of this transaction was approved by the shareholders of Alset International Limited and the transaction was closed on January 13, 2023. Certain members of Alset Inc.’s Board of Directors and management are also members of the Board of Directors and management of each of Alset International Limited and Alset EHome Inc.

Public Offering

On February 6, 2023, we entered into an Underwriting Agreement (the “Underwriting Agreement”) in connection with an offering (the “Offering”) of our common stock, par value $0.001 per share (the “Common Stock”), with Aegis Capital Corp. (the “Underwriter”) as the underwriter, relating to an underwritten public offering of 1,727,273 shares of Common Stock at a public offering price of $2.20 per share. The Underwriting Agreement provides the Underwriter a 45-day option to purchase up to an additional 212,863 shares of Common Stock to cover over-allotments, if any.

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

Sale of Certain Lots

Sale of 131 Lots

On October 28, 2022, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership and an indirect, majority-owned subsidiary of the Company, entered into a Contract for Purchase and Sale and Escrow Instructions (the “Agreement”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of the Agreement, the Seller agreed to sell all of the approximately 242 single-family detached residential lots comprising a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.”

On November 28, 2022, the parties to the Agreement entered into an amendment to the Agreement, pursuant to which the Seller agreed to sell approximately 131 lots instead of 242 lots, and the anticipated purchase price was reduced.

On April 13, 2023, the sale of the 131 lots was completed and the Seller received a total consideration of $6,615,500 from the Buyer.

The Seller was required to develop and improve the property at the Seller’s cost pursuant to certain development plans and government regulations prior to the closing described above.

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

The closing of the sale of these 110 lots depends on the satisfaction of certain conditions set forth in the Purchase and Sale Agreement. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Commencing on March 16, 2023, Rausch Coleman had a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Rausch Coleman was entitled to decline to proceed with the closing of these transactions. Rausch Coleman did not exercise its right to decline, and pursuant to the Purchase and Sale Agreement, has made an additional deposit in escrow. Through the date hereof, Rausch Coleman has deposited $957,250 in escrow.

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

The closing of the transactions described in the Contract of Sale depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Davidson Homes has agreed to purchase the lots in stages, comprising an initial closing of 94 lots, the remaining lots to be purchase on or before December 29, 2023. Commencing on March 17, 2023, Davidson Homes had a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Davidson Homes was entitled to decline to proceed with the closing of these transactions. Davidson Homes did not exercise its right to decline, and pursuant to the Contract of Sale, has made an additional deposit in escrow. Through the date hereof, Davidson Homes has deposited $1,425,000 in escrow.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing.

Purchase of Value Exchange International, Inc. Shares

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

Financial Impact of the COVID-19 Pandemic

Real Estate Projects

The extent to which the COVID-19 pandemic may impact our business will depend on future developments. The COVID-19 pandemic’s far-reaching impact on the global economy could negatively affect various aspects of our business, including demand for real estate. From March 2020 through March 2023, we continued to sell lots at our Ballenger Run project (in Maryland) for the construction of town homes to NVR. At this time, all of the lots at Ballenger Run have been sold to NVR, however we continue to complete our development requirements under our agreements with NVR. We do not anticipate that the COVID-19 pandemic will have a material impact on the timing of the completion of our remaining tasks at Ballenger Run.

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

Some of our U.S. staff has shifted to mostly working from home since March 2020, but this has had a minimal impact on our operations to date. Our staff in Singapore and Hong Kong has been able to work from home when needed with minimal impact on our operations, however our staff’s ability to travel between our Hong Kong and Singapore offices was significantly limited until early 2022. The COVID-19 pandemic initially impacted the frequency with which our management would travel to the Black Oaks project, however, this is no longer the case. Limitations on the mobility of our management and staff, should they arise in the future, could slow down our ability to enter into new transactions and expand existing projects.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2023 and 2022

	Three-months Ended
	March 31, 2023	March 31, 2022
Revenue	$926,936	$1,952,237
Operating Expenses	$(3,016,666)	$(3,605,778)
Other Expenses	$(2,233,452)	$(6,054,798)
Income Tax Expense	$-	$(222,114)
Net Loss	$(4,323,182)	$(7,930,453)

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
Real Estate	$633,811	$1,274,106	$(640,295)	-50%
Biohealth	12,786	617,471	(604,685)	-98%
Digital Transformation Technology	14,040	-	14,040	100%
Other	266,299	60,660	205,639	339%
Total revenue	$926,936	$1,952,237	$(1,025,301)	-53%

Revenue was $926,936 and $1,952,237 for the three months ended March 31, 2023 and 2022, respectively. The decrease in property sales from the Ballenger Project and direct sales from our indirect subsidiary HWH World in the first three months of 2023 contributed to lower revenue in this period. In the first three months of 2022 the last three homes in Ballenger Project were sold. In this project, builders were required to purchase a minimum number of lots based on their applicable sale agreements. We collected revenue from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger project lots, decreased from $77,012 in the three months ended March 31, 2022 to $0 in the three months ended March 31, 2023. Remaining properties were sold to homebuyers in 2022, hence the decrease in revenue in 2023.

Revenue from rental business was $633,811 and $232,582 in the three months ended March 31, 2023 and 2022, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

In recent years, the Company expanded its biohealth segment to the South Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc (“HWH World”). HWH World operates based on a direct sale model of health supplements. HWH World recognized $12,786 and $617,471 in revenue in the three months ended March 31, 2023 and 2022, respectively.

The category described as “Other” includes corporate and financial services, food and beverage business and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended March 31, 2023 and 2022, the revenue from other businesses was $266,299 and $60,660, respectively, generated by Korean and Singaporean café shops and restaurants.

Operating Expenses

The following tables sets forth period-over-period changes in cost of revenues for each of our reporting segments:

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
Real Estate	$602,340	$1,093,709	$(491,369)	-45%
Biohealth	14,367	12,038	2,329	19%
Digital Transformation Technology	4,568	-	4,568	100%
Other	68,006	8,803	59,203	673%
Total Cost of Revenues	$689,281	$1,114,550	$(425,269)	-38%

Cost of revenues decreased from $1,114,550 in the three months ended March 31, 2022 to $689,281 in the three months ended March 31, 2023. The decrease is a result of the decrease in sales in the Ballenger Run project and HWH World sales. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of revenues to increase as revenue increases.

The gross margin decreased from $837,687 to $237,655 in the three months ended March 31, 2022 and 2023, respectively. The decrease of gross margin was caused by the decrease in sales in the Ballenger Run project and HWH World sales.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three Months Ended March 31,		Change
	2023	2022	Dollars	Percentage
Real Estate	$440,017	$536,765	$(96,748)	-18%
Biohealth	141,290	620,342	(479,052)	-77%
Digital transformation technology	139,903	114,263	25,640	22%
Other	1,606,175	1,219,858	386,317	32%
Total operating expenses	$2,327,385	$2,491,228	$(163,843)	-7%

The decrease of operating expenses of real estate in the first three months of 2023 compared to the same period of 2022 was mostly caused by the decrease in sales and rental related expenses. Decrease in expenses in our biohealth business is caused by the decreased commission payments to our distributors, which is connected to decreased sales.

Other Income (Expense)

In the three months ended March 31, 2023, the Company had other expense of $2,233,452 compared to other expenses of $6,054,798 in the three months ended March 31, 2022. The change in realized and unrealized loss on securities investments and other income are the primary reasons for the volatility in these two periods. Unrealized loss on securities investment was $1,187,846 in the three months ended March 31, 2023, compared to $3,899,015 loss in the three months ended March 31, 2022. Realized loss on security investment was $131,313 the three months ended March 31, 2023, compared to a loss of $3,436,783 in the three months ended March 31, 2022. Other income was $103,007 in the three months ended March 31, 2023, compared to other income of $1,284,893 in the three months ended March 31, 2022.

Net Loss

In the three months ended March 31, 2023 the Company had net loss of $4,323,182 compared to net loss of $7,930,453 in the three months ended March 31, 2022.

Liquidity and Capital Resources

Our real estate assets have increased to $57,572,049 as of March 31, 2023 from $54,618,729 as of December 31, 2022. This increase primarily reflects an increase in the capitalized costs related to the construction in progress recorded on the Black Oak project.

Our cash has increased from $17,827,383 as of December 31, 2022 to $18,675,450 as of March 31, 2023. Our liabilities increased from $4,827,221 at December 31, 2022 to $6,819,685 at March 31, 2023. Our total assets have increased to $155,689,482 as of March 31, 2023 from $153,490,336 as of December 31, 2022 mainly due to increase in real estate assets.

The management believes that the available cash in bank accounts and favorable cash revenue from real estate projects are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(3,289,083)	$(5,293,582)
Net cash provided by (used in) investing activities	$671,484	$(7,311,776)
Net cash provided by financing activities	$3,433,921	$6,044,640

Cash Flows from Operating Activities

Net cash used in operating activities was $3,289,083 in the first three months of 2023, as compared to net cash used in operating activities of $5,293,582 in the same period of 2022. Development of real estate and other expenses were the main reason for the cash used in operating activities in 2023.

Cash Flows from Investing Activities

Net cash provided by investing activities was $671,484 in the first three months of 2023, as compared to net cash used in investing activities of $7,311,776 in the same period of 2022. In the three months ended March 31, 2023 we invested $412,500 in marketable securities, issued $1,521,368 in loans to related parties and received $2,613,629 from repayment of related party notes receivable. In the three months ended March 31, 2022 we invested $6,585,294 in marketable securities and invested $722,817 to purchase real estate properties.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3,433,921 in the three months ended March 31, 2023, compared to net cash provided of $6,044,640 in the three months ended March 31, 2022. The cash provided by financing activities in the first three months of 2023 is caused by the proceeds from stock issuance of $3,433,921. During the three months ended March 31, 2022, we received $6,213,000 from conversion of related party note payable to common stock and we repaid $168,360 of related party debt.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2023 or the year ended December 31, 2022. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $37 million and $51 million on March 31, 2023 and December 31, 2022, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $37 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2023, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of March 31, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Not applicable.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description
1.1	Underwriting Agreement by and between Alset Inc. and Aegis Capital Corp., dated February 6, 2023 (incorporated by reference to Exhibit 1.1 to Current Report on Form 8-K filed with the SEC on February 8, 2023)
10.1(1)(2)	Purchase and Sale Agreement, dated March 16, 2023, between 150 CCM Black Oak, Ltd. and Rausch Coleman Homes Houston, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on March 28, 2023.
10.2(1)(2)	Contract of Sale, dated March 17, 2023, between 150 CCM Black Oak, Ltd. and Davidson Homes, LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the SEC on March 28, 2023.
31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

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

ALSET INC.

May 15, 2023	By:	/s/ Chan Heng Fai
Chan Heng Fai Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	By:	/s/ Rongguo Wei
Rongguo Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

May 15, 2023	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

