Form 10-Q
period 2023-06-30
Alset Inc.
filed 2023-08-14
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, there were 9,235,119 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

2

Part I. Financial Information

Item 1. Financial Statements.

Alset Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
Assets:
Current Assets:
Cash	$28,827,961	$17,827,383
Restricted Cash	664,174	694,520
Account Receivables, Net	63,778	46,522
Other Receivables	7,951,914	446,798
Note Receivables - Related Parties	2,857,383	3,617,176
Prepaid Expense	237,772	188,070
Inventory	38,015	35,020
Investment in Securities at Fair Value	6,695,823	6,288,236
Investment in Securities at Fair Value - Related Party	24,804,737	13,193,089
Investment in Securities at Cost	99,802	98,129
Investment in Securities at Equity Method	32,202,734	52,987,224
Total Current Assets	104,444,093	95,422,167

Real Estate
Rental Properties	31,388,691	31,169,031
Properties under Development	8,056,513	23,449,698
Operating Lease Right-Of-Use Assets, net	1,805,482	1,614,159
Deposits	422,313	536,947
Cash and Marketable Securities Held in Trust Account	20,831,983	-
Goodwill	274,234	-
Property and Equipment, Net	1,218,502	1,298,334
Total Assets	$168,441,811	$153,490,336

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$6,131,700	$2,983,470
Deferred Revenue	2,100	21,198
Operating Lease Liabilities - current	186,380	45,556
Notes Payable	167,898	181,846
Notes Payable - Related Parties	16,481	12,668
Total Current Liabilities	6,504,559	3,244,738

Long-Term Liabilities:
Operating Lease Liabilities - noncurrent	1,647,909	1,582,483
Total Liabilities	8,152,468	4,827,221

Temporary Equity
Class A Common Stock of Alset Capital Acquisition Corp subject to possible redemption; 1,976,036 shares at approximately $10.16 per share as of June 30, 2023	19,416,835	-

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value; 250,000,000 shares authorized; 9,235,119 and 7,422,846 shares issued and outstanding on June 30, 2023 and December 31, 2022, respectively*	9,235	7,423
Additional Paid in Capital	325,967,000	322,534,891
Accumulated Deficit	(198,390,147)	(188,724,411)
Accumulated Other Comprehensive Income	2,923,279	3,836,063
Total Alset Inc. Stockholders’ Equity	130,509,367	137,653,966
Non-controlling Interests	10,363,141	11,009,149
Total Stockholders’ Equity	140,872,508	148,663,115

Total Liabilities and Stockholders’ Equity	$168,441,811	$153,490,336

*	The numbers of outstanding common stock were adjusted retrospectively to reflect 20-for-1 reverse stock split on December 28, 2022

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income

For the Three and Six Months Ended June 30, 2023 and 2022

	Three- Months Ended June 30,		Six- Months Ended June 30,
	2023	2022	2023	2022

Revenue
Rental	$690,967	$403,900	$1,324,778	$636,482
Property	18,190,950	246,910	18,190,950	1,288,434
Biohealth	-	132,222	12,786	749,693
Digital Transformation Technology – related party	14,034	7,701	28,074	7,701
Other	257,897	135607	524,196	196,267
Total Revenue	19,153,848	926,340	20,080,784	2,878,577
Operating Expenses
Cost of Sales	11,738,493	550,677	12,427,774	1,665,227
General and Administrative	2,305,859	2,029,925	4,633,244	4,521,153
Total Operating Expenses	14,044,352	2,580,602	17,061,018	6,186,380

Income (Loss) from Operations	5,109,496	(1,654,262)	3,019,766	(3,307,803)

Other Income (Expense)
Interest Income	92,388	196,639	131,666	369,039
Foreign Exchange Transaction Gain	1,150,830	2,077,709	362,528	2,485,804
Unrealized Gain (Loss) on Securities Investment	9,027,846	(407,407)	6,543,729	(1,230,648)
Unrealized Gain (Loss) on Securities Investment - Related Party	9,812,880	(6,459,968)	11,109,151	(9,535,742)
Realized Loss on Securities Investment	(10,557,229)	(2,918,668)	(10,688,542)	(6,355,451)
Gain (Loss) on Investment on Security by Equity Method	219,888	(79,670)	(48,388)	(216,050)
Loss on Consolidation of Alset Capital Acquisition Corp.	(21,657,036)	-	(21,657,036)	-
Finance Costs	-	(2,879)	-	(450,887)
Other Income (Expense)	987,531	(734,355)	1,090,538	550,538
Total Other Expense, Net	(10,922,902)	(8,328,599)	(13,156,354)	(14,383,397)

Net Loss Before Income Taxes	(5,813,406)	(9,982,861)	(10,136,588)	(17,691,200)

Income Tax Expense	-	-	-	(222,114)

Net Loss	(5,813,406)	(9,982,861)	(10,136,588)	(17,913,314)

Net Loss Attributable to Non-Controlling Interest	(5,556)	(995,502)	(470,852)	(2,458,669)

Net Loss Attributable to Common Stockholders	$(5,807,850)	$(8,987,359)	$(9,665,736)	$(15,454,645)

Other Comprehensive Loss, Net
Unrealized Loss on Securities Investment	-	(591)	-	(9,714)
Foreign Currency Translation Adjustment	(2,183,883)	(3,514,595)	(1,087,940)	(4,163,735)
Comprehensive Loss	(7,997,289)	(13,498,047)	(11,224,528)	(22,086,763)

Comprehensive Loss Attributable to Non-controlling Interests	(320,903)	(2,286,174)	(626,520)	(3,371,569)

Comprehensive Loss Attributable to Common Stockholders	$(7,676,386)	$(11,211,873)	$(10,598,008)	$(18,715,194)

Net Loss Per Share - Basic and Diluted	$(0.63)	$(1.46)	$(1.09)	$(2.77)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,235,119	6,144,550 *	8,845,250	5,586,433 *

*	The numbers of weighted average outstanding common stock - basic and diluted were adjusted retrospectively to reflect 20-for-1 reverse stock split on December 28, 2022

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Accumulated Other		Total Alset	Non-	Total
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Paid in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity
Balance at January 1, 2023	-	$-	-	$-	7,422,846	$7,423	$322,534,891	$3,836,063	$(188,724,411)	$137,653,966	$11,009,149	$148,663,115

Issuance of Common Stock					1,812,273	1,812	3,432,109	-	-	3,433,921	-	3,433,921

Foreign Currency Translations					-	-	-	936,265	-	936,265	159,678	1,095,943

Net Loss					-	-	-	-	(3,857,886)	(3,857,886)	(465,296)	(4,323,182)

Balance at March 31, 2023	-	$-	-	$-	9,235,119	$9,235	$325,967,000	$4,772,328	$(192,582,297)	$138,166,266	$10,703,531	$148,869,797

Foreign Currency Translations					-	$-	$-	(1,849,049)	-	(1,849,049)	(334,834)	(2,183,883)

Net Loss					-	$-	$-	-	(5,807,850)	(5,807,850)	(5,556)	(5,813,406)

Balance at June 30, 2023	-	$-	-	$-	9,235,119	9,235	325,967,000	2,923,279	(198,390,147)	130,509,367	10,363,141	$140,872,508

Alset Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Accumulated Other		Total Alset	Non-	Total
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Paid in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity
Balance at January 1, 2022	-	$-	-	$-	87,368,446	$87,368	$296,181,977	$341,646	$(148,233,473)	$148,377,518	$21,912,268	$170,289,786

Issuance of Stock by Exercising Warrants					15,819,452	15,820	(11,925)	-	-	3,895	-	3,895

Convert Related Party Note to Common Stock					10,000,000	10,000	6,203,000	-	-	6,213,000	-	6,213,000

Deconsolidate Alset Capital Acquisition					-	-	17,160,800	-	-	17,160,800	2,227,744	19,388,544

Gain from Purchase Stock DSS					-	-	737,572	-	-	737,572	-	737,572

Beneficial Conversion Feature Intrinsic Value, Net					-	-	450,000	-	-	450,000	-	450,000

Change in Non-Controlling Interest					-	-	(316,459)	459,069	-	142,610	(142,610)	-

Change in Unrealized Loss on Investment					-	-	-	(7,027)	-	(7,027)	(2,096)	(9,123)

Foreign Currency Translations					-	-	-	(499,967)	-	(499,967)	(149,173)	(649,140)

Net Loss					-	-	-	-	(6,467,286)	(6,467,286)	(1,463,167)	(7,930,453)

Balance at March 31, 2022	-	$-	-	$-	113,187,898	$113,188	$320,404,965	$293,721	$(154,700,759)	$166,111,115	$22,382,966	$188,494,081

Issuance of Common Stock					35,319,290	35,319	(35,319)	-	-	-	-	-

Change in Valuation on Investment					-	-	(2,624,585)	-	-	(2,624,585)	(206,377)	(2,830,962)

Change in Non-Controlling Interest					-	-	4,557,454	3,266,996	-	7,824,450	(7,824,450)	-

Change in Unrealized Loss on Investment					-	-	-	(505)	-	(505)	(86)	(591)

Foreign Currency Translations					-	-	-	(3,002,167)	-	(3,002,167)	(512,428)	(3,514,595)

Net Loss					-	-	-	-	(8,987,359)	(8,987,359)	(995,502)	(9,982,861)

Balance at June 30, 2022	-	$-	-	$-	148,507,188	$148,507	$322,302,515	$558,045	$(163,688,118)	$159,320,949	$12,844,123	$172,165,072

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	2023	2022

Cash Flows from Operating Activities
Net Loss from Operations	$(10,136,588)	$(17,913,314)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation	606,434	349,403
Amortization of Right-Of-Use Assets	523,591	180,092
Amortization of Debt Discount	-	450,000
Loss on Consolidation of Alset Capital Acquisition Corp.	21,657,036	-
Foreign Exchange Transaction Gain	(362,528)	(2,485,804)
Unrealized (Gain) Loss on Securities Investment	(6,543,729)	1,230,648
Unrealized (Gain) Loss on Securities Investment - Related Party	(11,109,151)	9,535,742
Realized Loss on Securities Investment	10,688,542	6,355,451
(Gain) Loss on Exchange of Investment Securities	(502,497)	852,061
PPP Loan Forgiveness	-	(68,502)
Director Compensation Adjustment	-	(1,185,251)
Loss on Equity Method Investment	48,388	216,050
Changes in Operating Assets and Liabilities, net of acquisitions
Real Estate	15,393,185	(2,274,959)
Account Receivables	(7,280,286)	(160,327)
Prepaid Expense	(11,664)	515,568
Deposits	2,935	-
Trading Securities	(4,593,961)	1,072,263
Inventory	(3,889)	7,470
Accounts Payable and Accrued Expenses	(364,372)	(9,398,591)
Other Receivables - Related Parties	(55,000)	(2,551,127)
Deferred Revenue	(19,098)	(638,463)
Operating Lease Liabilities	(527,578)	(182,661)
Builder Deposits	-	(31,553)
Net Cash Provided by (Used in) Operating Activities	7,409,770	(16,125,804)

Cash Flows from Investing Activities
Loan Receivable - Related Party	-	(111,112)
Purchase of Fixed Assets	(11,726)	(210,319)
Purchase of Real Estate Properties	-	(722,817)
Real Estate Improvements	(734,688)	(602,161)
Purchase of Investment Securities	(692,219)	(6,662,017)
Acquisition of Subsidiary	(214,993)	-
Issuing Loan Receivable - Related Party	(1,628,010)	-
Proceeds from Loan Receivable - Related Party	2,674,653	-
Net Cash Used in Investing Activities	(606,983)	(8,308,426)

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	3,433,921	6,213,000
Repayment to Notes Payable	(16,950)	(171,861)
Net Cash Provided by Financing Activities	3,416,971	6,041,139

Net Increase (Decrease) in Cash and Restricted Cash	10,219,758	(18,393,091)
Effects of Foreign Exchange Rates on Cash	750,474	(412,821)
Cash and Restricted Cash - Beginning of Year	18,521,903	60,802,179
Cash and Restricted Cash- End of Period	$29,492,135	$41,996,267

Cash	$28,827,961	$41,326,946
Restricted Cash	$664,174	$669,321
Total Cash and Restricted Cash	$29,492,135	$41,996,267

Supplementary Cash Flow Information
Cash Paid for Interest	$2,007	$1,524
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized Gain on Investment	$-	$727,858
Initial Recognition of ROU / Lease Liability	$157,647	$-
Deconsolidate Alset Capital Acquisition	$-	$16,557,582
Intrinsic Value of BCF	$-	$(450,000)
Issuance of Stock by Exercising Warrants	$-	$3,895

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2023 and 2022

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

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of June 30, 2023 and December 31, 2022, as follows:

Name of subsidiary	State or other jurisdiction of	Attributable interest as of,
consolidated under AEI	incorporation or organization	June 30, 2023		December 31, 2022
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.4		85.4
Singapore Construction & Development Pte. Ltd.	Singapore	85.4		85.4
Art eStudio Pte. Ltd.	Singapore	43.6	*	43.6	*
Singapore Construction Pte. Ltd.	Singapore	85.4		85.4
Global BioMedical Pte. Ltd.	Singapore	85.4		85.4
Alset Innovation Pte. Ltd.	Singapore	85.4		85.4
Health Wealth Happiness Pte. Ltd.	Singapore	85.4		85.4
SeD Capital Pte. Ltd.	Singapore	85.4		85.4
LiquidValue Asset Management Pte. Ltd.	Singapore	85.4		85.4
Alset Solar Limited	Hong Kong	85.4		85.4
Alset F&B One Pte. Ltd	Singapore	76.9		76.9
Global TechFund of Fund Pte. Ltd.	Singapore	-		100
Singapore eChainLogistic Pte. Ltd.	Singapore	-		100
BMI Capital Partners International Limited.	Hong Kong	85.4		85.4
SeD Perth Pty. Ltd.	Australia	85.4		85.4
SeD Intelligent Home Inc.	United States of America	85.4		85.4
LiquidValue Development Inc.	United States of America	85.4		85.4
Alset EHome Inc.	United States of America	85.4		85.4
SeD USA, LLC	United States of America	85.4		85.4
150 Black Oak GP, Inc.	United States of America	85.4		85.4
SeD Development USA Inc.	United States of America	85.4		85.4
150 CCM Black Oak, Ltd.	United States of America	85.4		85.4
SeD Texas Home, LLC	United States of America	100		85.4
SeD Ballenger, LLC	United States of America	85.4		85.4
SeD Maryland Development, LLC	United States of America	71.4		71.4
SeD Development Management, LLC	United States of America	72.6		72.6
SeD Builder, LLC	United States of America	85.4		85.4
Hapi Metaverse Inc. (f.k.a. GigWorld Inc.)	United States of America	99.7		99.7
HotApp BlockChain Pte. Ltd.	Singapore	99.7		99.7
HotApp International Limited	Hong Kong	99.7		99.7
HWH International, Inc. (Delaware)	United States of America	85.4		85.4
Health Wealth & Happiness Inc.	United States of America	85.4		85.4
HWH Multi-Strategy Investment, Inc.	United States of America	85.4		85.4
SeD REIT Inc.	United States of America	85.4		85.4
Gig Stablecoin Inc.	United States of America	99.7		99.7
HWH World Inc. (Delaware)	United States of America	99.7		99.7
HWH World Pte. Ltd.	Singapore	85.4		85.4
UBeauty Limited	Hong Kong	85.4		85.4
WeBeauty Korea Inc	Korea	85.4		85.4
HWH World Limited	Hong Kong	85.4		85.4
HWH World Inc.	Korea	85.4		85.4
GDC REIT Inc.	United States of America	85.4		85.4

Name of subsidiary	State or other jurisdiction of	Attributable interest as of,
consolidated under AEI	incorporation or organization	June 30, 2023		December 31, 2022
BioHealth Water Inc.	United States of America	85.4		85.4
Impact BioHealth Pte. Ltd.	Singapore	85.4		85.4
American Home REIT Inc.	United States of America	100		85.4
Alset Solar Inc.	United States of America	68.3		68.3
HWH KOR Inc.	United States of America	85.4		85.4
Open House Inc.	United States of America	-		100
Open Rental Inc.	United States of America	-		100
Hapi Cafe Inc. (Nevada)	United States of America	-		100
Global Solar REIT Inc.	United States of America	-		100
Alset EV Inc. (f.k.a. OpenBiz Inc.)	United States of America	100		100
Hapi Cafe Inc. (Texas)	United States of America	85.4		85.4
HWH (S) Pte. Ltd.	Singapore	85.4		85.4
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
EPowerTech Inc.	United States of America	-		100
Alset EPower Inc.	United States of America	-		100
AHR Asset Management Inc.	United States of America	85.4		85.4
HWH World Inc. (Nevada)	United States of America	85.4		85.4
Alset F&B Holdings Pte. Ltd.	Singapore	85.4		85.4
Credas Capital Pte. Ltd.	Singapore	42.7	*	42.7	*
Credas Capital GmbH	Switzerland	42.7	*	42.7	*
Smart Reward Express Limited	Hong Kong	49.8	*	49.8	*
AHR Texas Two LLC	United States of America	100		85.4
AHR Black Oak One LLC	United States of America	85.4		85.4
Hapi Air Inc.	United States of America	92.7		92.7
AHR Texas Three, LLC	United States of America	100		85.4
Alset Capital Pte. Ltd.	Singapore	-		100
Hapi Cafe Korea, Inc.	Korea	85.4		85.4
Green Energy REIT Inc.	United States of America	-		100
Green Energy Management Inc.	United States of America	-		100
Alset Metaverse Inc.	United States of America	97.2		97.2
Alset Management Group Inc.	United States of America	83.4		83.4
Alset Acquisition Sponsor, LLC	United States of America	93.4		93.4
Alset Spac Group Inc.	United States of America	93.4		93.4
Alset Mining Pte. Ltd.	Singapore	85.4		85.4
Hapi Travel Pte. Ltd.	Singapore	85.4		85.4
Hapi WealthBuilder Pte. Ltd.	Singapore	85.4		85.4
HWH Marketplace Pte. Ltd.	Singapore	85.4		85.4
HWH International Inc. (Nevada)	United States of America	85.4		85.4
Hapi Cafe SG Pte. Ltd.	Singapore	85.4		85.4
Alset Reits Inc.	United States of America	100		100
Robotic gHome Inc.	United States of America	76.9		76.9
HWH Merger Sub, Inc.	United States of America	85.4		85.4
Alset Home REIT Inc.	United States of America	100		100
Hapi Metaverse Inc. (Texas)	United States of America	99.7		99.7
Hapi Café Limited	Hong Kong	99.7		99.7
MOC HK Limited	Hong Kong	99.7		99.7
AHR Texas Four, LLC	United States of America	100		100
Alset F&B (PLQ) Pte. Ltd.	Singapore	85.4		85.4
Hapi Café Sdn. Bhd.	Malaysia	51.3		-
Shenzhen Leyouyou Catering Management Co., Ltd.	China	100		100
Dongguan Leyouyou Catering Management Co., Ltd.	China	100		-
Guangzho Leyouyou Catering Management Co., Ltd.	China	100		-
Hapi Travel Ltd.	Hong Kong	100		-
Alset Capital Acquisition Corp.	United States of America	57.1		-

*	Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On June 30, 2023 and December 31, 2022, the Company adjusted $951,349 and $4,791,997 between building and land, respectively. During the three months ended June 30, 2023 and 2022, the Company adjusted depreciation expenses of $17,525 and $0, respectively. During the six months ended June 30, 2023 and 2022, the Company adjusted depreciation expenses of $17,525 and $0, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of June 30, 2023 and December 31, 2022.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loan. The funds were required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The funds in the escrow account were specifically to be used for the payment of the loan from M&T Bank. The funds were required to remain in the escrow account for the loan payment until the loan agreement terminates. In May 2022 the funds from this escrow account were released and the account closed. As of June 30, 2023 and December 31, 2022, the total balance of these two accounts was $309,372 and $309,219, respectively.

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

The Company puts money into brokerage accounts specifically for equity investment. As of June 30, 2023 and December 31, 2022, the cash balance in these brokerage accounts was $354,802 and $385,304, respectively.

Investments held in Trust Account

At June 30, 2023 the Company had approximately $20.8 million, in investments in treasury securities held in the Trust Account. The funds in the Trust Account are subject to redemption by investors of Alset Capital Acquisition Corp. (“SPAC”).

Account Receivables and Allowance for Doubtful Accounts

Account receivables is stated at amounts due from buyers, contractors, and all third parties, net of an allowance for doubtful accounts. As of June 30, 2023 and December 31, 2022, the balance of account receivables was $63,778 and $46,522, respectively.

The Company monitors its account receivables balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to estimate its allowance for doubtful account receivables. The Company’s allowance for doubtful accounts represents an estimate of the losses expected to be incurred based on specifically identified accounts as well as nonspecific amount, when determined appropriate. Generally, the amount of the allowance is primarily decided by division management’s historical experience, the delinquency trends, the resolution rates, the aging of receivables, the credit quality indicators and financial health of specific customers. As of June 30, 2023 and December 31, 2022, the allowance was $0.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of June 30, 2023 and December 31, 2022, inventory consisted of finished goods from HWH International Inc. and its subsidiaries. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

Investment Securities

Investment Securities at Fair Value

The Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Holista CollTech Limited (“Holista”), Amarantus BioScience Holdings, Inc. (“AMBS”) True Partner Capital Holding Limited (“True Partner”) and Lucy Scientific Discovery Inc. (“Lucy”) are publicly traded companies. The Company does not have significant influence over Holista, AMBS, True Partner and Lucy, as the Company is the beneficial owner of approximately 14.7% of common shares of Holista, 4.3% of the common shares of AMBS and less than 0.1% of common shares of True Partner. The stock’s fair value is determined by quoted stock prices. The Company disposed the shares of Lucy in the first six months of 2023.

Since 2021, the Company’s subsidiaries have maintained a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by reference to quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. DSS, Inc. (“DSS”), New Electric CV Corporation (“NECV” formerly known as “American Premium Mining Corporation” (“APM”)), Value Exchange International Inc. (“Value Exchange International” or “VEII”) and Sharing Services Global Corp. (“SHRG”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or elect fair value accounting.

●	The Company has significant influence over DSS. As of June 30, 2023 and December 31, 2022, the Company owned approximately 44.8% of the common stock of DSS, respectively. Our CEO is a stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS. William Wu, Wong Shui Yeung and Joanne Wong Hiu Pan, directors of the Company, are each also directors of DSS.

●

The Company has significant influence over NECV as the Company is the beneficial owner of approximately 0.5% of the common shares of NECV and one officer from the Company held a director position on NECV’s Board of Directors until April of 2023. Additionally, our CEO is a significant stockholder of NECV shares.

●	The Company has significant influence over Value Exchange International as the Company is the beneficial owner of approximately 38.3% of the common shares of VEII. Mr. Chan and another member of the Board of Directors of Hapi Metaverse, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung).

●	The Company has significant influence over SHRG as the Company is the beneficial owner of approximately 33.4% of the common shares of SHRG, our CEO holds a director position on SHRG’s Board of Directors and one of the officers of the Company is the CFO of SHRG. Additionally, our CEO is a significant stockholder of SHRG shares.

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of June 30, 2023 and December 31, 2022, AMRE was a private company. Based on management’s analysis, the fair value of the AMRE warrants was $0 as of December 31, 2021. In March 2022 both loans, together with warrants were converted into common shares of AMRE. After the conversion, the Company owns approximately 15.8% of AMRE.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company, owns 15.8% of American Medical REIT Inc. (“AMRE”) as of June 30, 2023, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our Chairman and CEO, is the executive chairman and director of AMRE. DSS, of which we own 44.8% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence on AMRE.

American Pacific Bancorp, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”) and gained majority ownership in that entity. APB was consolidated into the Company under common control accounting (See Transactions between Entities under Common Control for details). On September 8, 2021 APB sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APB fell below 50% to 41.3%, and subsequently to 36.9% and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. As a result of the deconsolidation, the Company recognized gain of approximately $28.2 million. The gain represents the difference between the fair value of retained equity method investment of $30.8 million and the investment percentage of carrying amount of APB’s net assets of $2.9 million. Considering the transaction was between related parties, the Company recorded the gain as additional paid in capital in its equity. During three and six months ended June 30, 2023 the investment gain was $136,751 and $119,002, respectively, and during three and six months ended June 30, 2022 the investment gain was $18,678 and $160,021, respectively. As of June 30, 2023 and December 31, 2022, the investment in APB was $31,787,248 and $31,668,246, respectively.

Ketomei Pte Ltd

On June 10, 2021 the Company’s indirect subsidiary Hapi Cafe Inc. (“Hapi Cafe”) lent $76,723 to Ketomei Pte Ltd (“Ketomei”). On March 21, 2022 Hapi Cafe entered into an agreement pursuant to which the principal of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested an additional $179,595 in Ketomei. After the conversion and fund investment the Company now holds 28% of Ketomei. Ketomei is in the business of selling cooked food and drinks. During three and six months ended June 30, 2023 and 2022 the investment loss was $10,446 and $63,645, and $29,786 and $33,059, respectively. Investment in Ketomei was $143,757 and $207,402 at June 30, 2023 and December 31, 2022, respectively.

Sentinel Brokers Company Inc.

On May 22, 2023 the Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), entered into a Stock Purchase Agreement, pursuant to which SeD Capital purchased 39.8 shares (19.9%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”) for the aggregate purchase price of $279,719. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as its CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 44.8% and have significant influence over, owns 80.1% of Sentinel. During three and six months ended June 30, 2023 the investment loss in Sentinel was $7,990 and $7,990, respectively. Investment in Sentinel was $271,729 at June 30, 2023.

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

The Company invested $50,000 in a convertible promissory note of Sharing Services Global Corporation (“SHRG Convertible Note”), a company quoted on the US OTC market. The value of the convertible note was estimated by management using a Black-Scholes valuation model. The fair value of the note was $9,799 on December 31, 2021. The note was redeemed on July 14, 2022 and $50,000 principal together with $28,636 accrued interests were received from Sharing Services.

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26 per common share of Vector Com. As of June 30, 2023 and December 31, 2022, our management estimated the fair value of the note to be $88,599, the initial transaction price.

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

The Company capitalized construction costs of approximately $6.3 million and $2.6 million for the three months ended June 30, 2023 and 2022, respectively. The Company capitalized construction costs of approximately $8.8 million and $3 million for the six months ended June 30, 2023 and 2022, respectively.

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

The Company did not record impairment on any of its projects during the three and six months ended on June 30, 2023 and 2022.

Recent Agreements to Sell Lots

On October 28, 2022, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership and subsidiary of the Company, entered into a Contract for Purchase and Sale and Escrow Instructions (the “Agreement”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of the Agreement, the Seller agreed to sell approximately 242 single-family detached residential lots comprising a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” On November 28, 2022, the parties to the Agreement entered into an amendment to the Agreement (the “Amendment”). Pursuant to the Amendment, the parties agreed that the Buyer would purchase approximately 131 single-family detached residential lots, instead of 242 lots. This transaction closed on April 13, 2023.

On March 16, 2023, 150 CCM Black Oak Ltd. (the “Seller”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Rausch Coleman Homes Houston, LLC, a Texas limited liability company (“Rausch Coleman”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller has agreed to sell approximately 110 single-family detached residential lots which comprise a section of the Lakes at Black Oak. The transaction closed on May 15, 2023.

On March 17, 2023, 150 CCM Black Oak Ltd. (the “Seller”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Davidson Homes, LLC, an Alabama limited liability company (“Davidson”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller has agreed to sell approximately 189 single-family detached residential lots developed within section 2 of Black Oak project. The sale of the first 94 lots closed on May 30, 2023. The sale of remaining lots is estimated to close at the end of the year 2023.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of June 30, 2022 and December 31, 2022, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during three and six months ended June 30, 2023 and 2022.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

The Company’s main business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter into sales contracts with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contracts. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger project and Black Oak project, which represented approximately 0% and 42% for Ballenger and 91% and 0% for Black Oak, respectively, of the Company’s revenue in the six months ended on June 30, 2023 and 2022, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the three and six months ended June 30, 2023, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from the FFB assessment is not either. During the three months ended on June 30, 2023 and 2022, we recognized revenue of $0 and $37,725 from the FFB assessments, respectively. During the six months ended on June 30, 2023 and 2022, we recognized revenue of $0 and $116,088 from the FFB assessments, respectively.

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned products. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the three months ended June 30, 2023 and 2022 were approximately $0 and $15,412, respectively. Product and membership returns for the six months ended June 30, 2023 and 2022 were approximately $1,143 and $50,940, respectively.

●	Annual Membership

The Company collects an annual membership fee from its members. The fee is fixed, paid in full at the time upon joining the membership; the fee is not refundable. The Company’s performance obligation is to provide its members the right to (a) purchase products from the Company, (b) access to certain back-office services, (c) receive commissions and (d) attend corporate events. The associated performance obligation is satisfied over time, generally over the term of the membership agreement which is for a one-year period. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $0 and $21,198 at June 30, 2023 and December 31, 2022, respectively. Starting in 2020 the revenue from sale of membership declined to $0 in 2022. The Company is currently working on a new membership model.

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

As of June 30, 2023 and December 31, 2022, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the three and six months ended on June 30, 2023 and 2022, the Company recorded $0 as stock-based compensation expense.

Foreign currency

Functional and reporting currency

Items included in the financial statements of each entity in the Company are measured using the currency of the primary economic environment in which the entity operates (“functional currency”). The financial statements of the Company are presented in U.S. dollars (the “reporting currency”).

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore, Hong Kong, Australia and South Korea are maintained in their local currencies, the Singapore Dollar (S$), Hong Kong Dollar (HK$), Australian Dollar (“AUD”), South Korean Won (“KRW”) and Chinese Yuan (CN¥), which are also the functional currencies of these entities.

Transactions in foreign currencies

Transactions in currencies other than the functional currency during the periods are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the statement of operations.

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange gain of $1,150,830 and $2,077,709 during the three months ended on June 30, 2023 and 2022, respectively. The Company recorded foreign exchange gain of $362,528 and $2,485,804 during the six months ended on June 30, 2023 and 2022, respectively. The foreign currency transactional gains and losses are recorded in operations.

Translation of consolidated entities’ financial statements

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange ruling at the balance sheet date. The Company’s entities with functional currency of S$, HK$, AUD, KRW and CN¥, translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenue, expense, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss).

The Company recorded other comprehensive loss of $2,183,883 from foreign currency translation for the three months ended June 30, 2023 and $3,514,595 loss for the three months ended June 30, 2022, in accumulated other comprehensive loss. The Company recorded other comprehensive loss of $1,087,940 from foreign currency translation for the six months ended June 30, 2023 and $ 4,163,735 loss for the six months ended June 30, 2022, in accumulated other comprehensive loss.

Non-controlling interests

Non-controlling interests represent the equity in subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the condensed consolidated statements of operation and comprehensive income, and within equity in the Condensed Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On June 30, 2023 and December 31, 2022, the aggregate non-controlling interests in the Company were $10,363,141 and $11,009,149, respectively.

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

As of June 30, 2023 and December 31, 2022, the capitalized financing costs were $1,225,739 and $3,247,739, respectively.

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

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of June 30, 2023 and December 31, 2022, uninsured cash and restricted cash balances were $26,119,471 and $15,723,599, respectively.

For the three months ended June 30, 2023, three customers accounted for approximately 37%, 36% and 27% of the Company’s property development revenue. For the three months ended June 30, 2022, two customers accounted for approximately 85%, and 15% of the Company’s property development revenue. For the six months ended June 30, 2023, three customers accounted for approximately 37%, 36%, and 27% of the Company’s property development revenue. For the six months ended June 30, 2022, three customers accounted for approximately 42%, 49% and 9% of the Company’s property development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the six months ended June 30, 2023 and 2022:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Six Months Ended on June 30, 2023
Revenue	$19,515,728	$28,074	$12,786	$524,196	$20,080,784
Cost of Sales	(12,168,470)	(9,139)	(109,657)	(140,508)	(12,427,774)
Gross Margin	7,347,258	18,935	(96,871)	383,688	7,653,010
Operating Expenses	(992,201)	(202,430)	(477,917)	(2,960,696)	(4,633,244)
Operating Loss	6,355,057	(183,495)	(574,788)	(2,577,008)	3,019,766
Other Income (Expense)	215,306	(1,091,514)	835,888	(13,116,034)	(13,156,354)
Net Loss Before Income Tax	$6,570,363	$(1,275,009)	$261,100	$(15,693,042)	$(10,136,588)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Six Months Ended on June 30, 2022
Revenue	$1,924,916	$7,701	$749,693	$196,267	$2,878,577
Cost of Sales	(1,625,942)	(2,792)	(11,985)	(24,508)	(1,665,227)
Gross Margin	298,974	4,909	737,708	171,759	1,213,350
Operating Expenses	(1,320,957)	(159,976)	(910,246)	(2,129,974)	(4,521,153)
Operating (Loss) Income	(1,021,983)	(155,067)	(172,538)	(1,958,215)	(3,307,803)
Other Expense	209	(764,968)	(3,039,097)	(10,579,541)	(14,383,397)
Net Loss Before Income Tax	$(1,021,774)	$(920,035)	$(3,211,635)	$(12,537,756)	$(17,691,200)

June 30, 2023
Cash and Restricted Cash	$2,209,538	$461,704	$991,986	$25,828,907	$29,492,135
Total Assets	61,091,436	3,516,613	5,136,085	98,697,677	168,441,811

December 31, 2022
Cash and Restricted Cash	$2,592,577	$514,260	$1,338,404	$14,076,662	$18,521,903
Total Assets	57,951,324	3,184,416	4,861,615	87,492,981	153,490,336

5. REAL ESTATE ASSETS

As of June 30, 2023 and December 31, 2022, real estate assets consisted of the following:

	June 30, 2023	December 31, 2022

Construction in Progress	$4,660,812	$15,506,572
Land Held for Development	3,395,701	7,943,126
Rental Properties, net	31,388,691	31,169,031
Total Real Estate Assets	$39,445,204	$54,618,729

Single family residential properties

As of June 30, 2023 and December 31, 2022, the Company owned 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $276,125 and $173,119 in the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $519,827 and $318,743 in the six months ended June 30, 2023 and 2022, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SRFs as of June 30, 2023:

	Number of Homes	Aggregate investment	Average Investment per Home
SFRs	132	$31,388,691	$237,793

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On June 30, 2023 and December 31, 2022, there was $0 held on deposit. Remaining balance of $31,553 was repaid during 2022.

7. NOTES PAYABLE

As of June 30, 2023 and December 31, 2022, notes payable consisted of the following:

	June 30, 2023	December 31, 2022
Motor Vehicle Loans	$167,898	$181,846
Total notes payable	$167,898	$181,846

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of June 30, 2023, the outstanding balance of the revolving loan was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process. On March 15, 2022, approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

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

Future minimum principal payments under existing motor vehicle loans at June 30, 2023 in each calendar year through the end of their terms are as follows:

2024	$29,959
2025	29,959
2026	29,959
2027	29,959
2028	27,680
Thereafter	20,382
Total Future Receipts	$167,898

8. RELATED PARTY TRANSACTIONS

Purchase of Shares and Warrants from NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and warrants to purchase 1,220,390,000 shares with an exercise price of $0.0001 per share, from NECV, for an aggregate purchase price of $122,039. We value the NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the NECV warrants were $860,342 as of July 17, 2020, the purchase date, $47,115 as of June 30, 2023 and $327,565 as of December 31, 2022. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital at December 31, 2021, as it was a related party transaction.

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

SHRG Shares Dividend Received from DSS

On May 4, 2023, DSS distributed approximately 280 million shares of Sharing Services Global Corporation (“SHRG”) beneficially held by DSS and its subsidiaries in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company directly received 70,426,832 shares of SHRG, and through its majority-owned subsidiary Alset International Limited, and certain subsidiaries of Alset International Limited, indirectly received additional 55,197,696 shares of SHRG. The Company and its majority-owned subsidiaries now collectively own 125,624,528 shares of SHRG, representing 33.4% of the issued and outstanding shares of SHRG Common Stock (such number of SHRG shares held and ownership percentage do not include any shares held by affiliates of the Company which we do not hold a majority interest in). Additionally, our founder, Chairman and Chief Executive Officer, Chan Heng Fai, directly and indirectly is the owner of an additional 37,947,756 shares of SHRG and is a beneficial owner of approximately 43.5% of SHRG shares (including those shares owned by Alset Inc. and its majority-owned subsidiaries).

Consolidation of Alset Capital Acquisition Corp.

On May 1, 2023, Alset Capital Acquisition Corp. (“Alset Capital”) held a Special Meeting of Stockholders. In connection with the Special Meeting and certain amendments to Alset Capital’s Amended and Restated Certificate of Incorporation, 6,648,964 shares of Alset Capital’s Class A Common Stock were rendered for redemption. Following the redemption, 2,449,786 shares of Class A Common Stock of Alset Capital remained issued and outstanding, including 473,750 shares held by the Company. The Company also owns 2,156,250 shares of Alset Capital’s Class B Common Stock. Following the redemptions, Company’s ownership in Alset Capital has increased from 23.4% of the total shares of common stock to 57.1% of the total number of outstanding shares of the two classes. The Company recognized $21,657,036 loss on the consolidation of Alset Capital. The loss is included in Finance Costs on the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2023.

Purchase of Hapi Travel Ltd. Stock

On June 14, 2023, one of the Company’s subsidiaries acquired Hapi Travel Ltd. from Business Mobile Intelligence Ltd., a company 100% owed by our CEO and majority stockholder, Chan Heng Fai, for consideration of $214,993. On November 17, 2021, Chan Heng Fai had acquired Hapi Travel Ltd. (formerly known as Travel Panda Ltd.) from Chan Hei Wai, an individual unaffiliated with the Company.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of June 30, 2023 and December 31, 2022, the outstanding balance was $12,343 and $12,668, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of June 30, 2023 and December 31, 2022, the outstanding balance was $4,138 and $4,158, respectively.

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

The Company incurred expenses of $75,000 and $150,000 in the three and six months ended June 30, 2023, respectively, and $140,000 and $200,000 in the three and six months ended June 30, 2022, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In June 2022, MacKenzie Equity Partners was paid $50,000 bonus payment (as described above). On June 30, 2023 and December 31, 2022, the Company owed this related party $25,000 and $25,000, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company provided advances for operation of $236,699 to HWH World Co., a direct sales company in Thailand of which the Company holds approximately 19% ownership.

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

On July 28, 2022 Hapi Café Inc. entered into binding term sheet (the “First Term Sheet”) with Ketomei Pte Ltd and Tong Leok Siong Constant, pursuant to which Hapi Café lent Ketomei $41,750. This loan has a 0% interest rate for the first 60 days and an interest rate of 8% per annum afterwards. On August 4, 2022 the same parties entered into another binding term sheet (the “Second Term Sheet”) pursuant to which Hapi Café agreed to lend Ketomei up to S$360,000 Singapore Dollars (equal to approximately $250,500 US Dollars) pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 8%. In addition, pursuant to the Second Term Sheet, the July 28, 2022 loan was modified to include conversion rights. In August 2022, Ketomei drew $29,922 from the loan. As of June 30, 2023 and December 31, 2022, Ketomei owed $260,961 and $198,162 to Hapi Café, respectively.

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matures on January 12, 2023, with automatic three-month extension. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of June 30, 2023 and December 31, 2022 LVAML owes the Company $516,165 and $3,042,811, respectively.

On January 27, 2023, the Company’s subsidiary Hapi Metaverse Inc. and New Electric CV Corp. (“NECV,” and together with Hapi Metaverse Inc., the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with Value Exchange International, Inc. (“Value Exchange”), a Nevada corporation. The Credit Agreement provides Value Exchange with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The principal amount of any advance of money under the Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of Value Exchange Common Stock in lieu of cash payment. As of June 30, 2023, $1,400,000 of credit was used, and interest income of $27,923 and $38,970 is included in interest income in the three and six months ended June 30, 2023, respectively.

9. GOODWILL

The Company and its subsidiaries continually evaluate potential acquisitions that align with the Company’s plans. Starting an F&B business in Hong Kong, China, and Taiwan can be an excellent opportunity due to the large consumer market, diverse food culture, high demand for international cuisine, favorable business environment, skilled labor force, and opportunities for growth.

On October 4, 2022, the Company completed its first F&B business acquisition of MOC HK Limited (“MOC”), a F&B business started in Hong Kong. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date.

As a result of the acquisition of MOC, goodwill of $60,363 generated in a business combination represents the purchase price of $70,523 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment.

On June 14, 2023, the Company completed acquisition of Hapi Travel Limited (“HTL”), an online travel business started in Hong Kong. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date.

As a result of the acquisition of HTL, goodwill of $214,174 generated in a business combination represents the purchase price of $214,993 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment.

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently, if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s evaluation of goodwill completed during the period resulted in no impairment losses.

The table below reflects the Company’s estimates of the acquisition date fair value of the assets acquired and liabilities assumed for the 2022 and 2023 acquisition:

	MOC	HTL
Acquisition Date	October 4, 2022	June 14, 2023

Purchase Price
Cash	$70,523	$214,993
Total purchase consideration	70,523	214,993

Purchase Price Allocation
Assets acquired
Current assets	32,700	15,098
Property and Equipment, net	11,266	1,485
Operating lease right-of-use assets, net	114,232	16,516
Total assets acquired	158,198	33,099

Liabilities assumed:
Current liabilities	(33,437)	(20,885)
Operating lease liability	(114,232)	(11,395)
Accrued taxes	(349)	-
Total liabilities assumed	(148,018)	(32,280)

Net assets acquired	10,180	819
Goodwill	60,343	214,174
Total purchase consideration	$70,523	$214,993

The following table summarizes changes in the carrying amount of goodwill at June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022

Balance at beginning of the period/year	$60,343	$-
Acquisitions	214,174	60,343
Foreign currency exchange adjustment	(283)
Balance as of end of the period/year	$274,234	$60,343

10. EQUITY

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

On June 30, 2023, there were 9,235,119 common shares issued and outstanding.

The following table summarizes the warrant activity for the six months ended June 30, 2023.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2022	634,488	$80.32	3.23	$-
Warrants Vested and exercisable at December 31, 2022	634,488	$80.32	3.23	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of June 30, 2023	634,488	$80.32	2.74	$-
Warrants Vested and exercisable at June 30, 2023	634,488	$80.32	2.74	$-

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

Due to these transactions the Company’s ownership of Alset International changed from 76.8% as of December 31, 2021 to 85.4% as of June 30, 2023 and December 31, 2022.

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

Class A Common Stock of Alset Capital Acquisition Corp. Subject to Possible Redemption

The Company accounts for its, and its subsidiaries’ common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023, the Class A common stock of Alset Capital Acquisition Corp. subject to possible redemption in the amount of $20,075,127, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

On May 1, 2023, after the redemptions (for further details on this transaction refer to Note 8. – Related Party Transactions, Consolidation of Alset Capital Acquisition Corp.), the Company consolidated Alset Capital. As of June 30, 2023, non-controlling interest of $(658,292) was recorded as temporary equity, since these non-controlling interests are considered redeemable noncontrolling interests in accordance with ASC 810-10 and ASC 480-10-S99-3A.

11. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one or two years. Future minimum rental revenue under existing leases on our properties at June 30, 2023 in each calendar year through the end of their terms are as follows:

2023	$1,082,873
2024	623,105
Total Future Receipts	$1,705,978

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended June 30, 2023 and 2022, property management fees incurred by the property managers were $34,650 and $20,990, respectively. For the six months ended June 30, 2023 and 2022, property management fees incurred by the property managers were $66,600 and $32,015, respectively. For the three months ended June 30, 2023 and 2022, leasing fees incurred by the property managers were $41,745 and $87,035, respectively. For the six months ended June 30, 2023 and 2022, leasing fees incurred by the property managers were $66,755 and $112,825, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2023	$(54,921)	$121,272	$3,769,712	$3,836,063

Other Comprehensive Income	-	936,265	-	936,265

Balance at March 31, 2023	$(54,921)	$1,057,537	$3,769,712	$4,772,328

Other Comprehensive Loss	-	(1,849,049)	-	(1,849,049)

Balance at June 30, 2023	$(54,921)	$(791,512)	$3,769,712	$2,923,279

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2022	$(90,031)	$(367,895)	$799,572	$341,646

Other Comprehensive Income	(7,027)	(499,967)	459,069	(47,925)

Balance at March 31, 2022	$(97,058)	$(867,862)	$1,258,641	$293,721

Other Comprehensive Income	(505)	(3,002,167)	3,266,996	264,324

Balance at June 30, 2022	$(97,563)	$(3,870,029)	$4,525,637	$558,045

13. INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
June 30, 2023
Assets
Investment Securities- Fair Value	$287,818	$-	$-	$287,818
Investment Securities- Fair Value - Related Party	24,757,622	-	-	24,757,622
Investment Securities- Trading	6,319,406	-	-	6,319,406
Convertible Note Receivable	-	-	88,599	88,599
Warrants - New Electric CV Corp.	-	-	47,115	47,115

Total Investment in securities at Fair Value	$31,364,846	$-	$135,714	$31,500,560

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2022
Assets
Investment Securities- Fair Value	$884,432	$-	$-	$884,432
Investment Securities- Fair Value - Related Party	12,865,525	-	-	12,865,525
Investment Securities- Trading	5,315,204	-	-	5,315,204
Convertible Note Receivable	-	-	88,599	88,599
Warrants - New Electric CV Corp.	-	-	327,565	327,565

Total Investment in securities at Fair Value	$19,065,161	$-	$416,164	$19,481,325

Realized loss on investment securities for the six months ended June 30, 2023 was $10,688,542 and realized loss on investment securities for the six months ended June 30, 2022 was $6,355,451. Unrealized loss on securities investment was $17,652,880 and $10,766,390 in the six months ended June 30, 2023 and 2022, respectively. These gains and losses were recorded directly to net loss. The change in fair value of the convertible note receivable in the six months ended June 30, 2023 and 2022 was $0 and $9,123, respectively, and was recorded in condensed consolidated statements of stockholders’ equity.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from the local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at June 30, 2023 and December 31, 2022, respectively.

	Share price		Market Value
	6/30/2023	Shares	6/30/2023	Valuation

DSS (Related Party)	$0.359	62,812,264	$22,549,603	Investment in Securities at Fair Value

AMBS (Related Party)	$0.001	20,000,000	$16,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.007	40,927,621	$271,818	Investment in Securities at Fair Value

New Electric CV (Related Party)	$0.001	354,039,000	$70,808	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.100	13,834,643	$1,383,464	Investment in Securities at Fair Value

Sharing Services (Related Party)	$0.006	125,624,528	$753,747	Investment in Securities at Fair Value

Trading Stocks			$6,319,406	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$31,364,846
Nervotec	N/A	1,666	$37,631	Investment in Securities at Cost
HWH World Co.	N/A	3,800	$42,562	Investment in Securities at Cost
UBeauty	N/A	3,600	$19,609	Investment in Securities at Cost
	Total Equity Securities		$31,464,648

	Share price		Market Value
	12/31/2022	Shares	12/31/2022	Valuation

DSS (Related Party)	$0.164	62,812,264	$10,301,211	Investment in Securities at Fair Value

AMBS (Related Party)	$0.002	20,000,000	$34,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.020	42,999,621	$850,432	Investment in Securities at Fair Value

New Electric CV (Related Party)	$0.001	354,039,000	$212,423	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.170	13,834,643	$2,351,889	Investment in Securities at Fair Value

Trading Stocks			$5,315,204	Investment in Securities at Fair Value

Total Level 1 Equity Securities			$19,065,161

Nervotec	N/A	1,666	$35,958	Investment in Securities at Cost
HWH World Co.	N/A	3,800	$42,562	Investment in Securities at Cost
UBeauty	N/A	3,600	$19,609	Investment in Securities at Cost
Total Equity Securities			$19,163,290

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

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2023 and 2022:

Total
Balance at January 1, 2023	$327,565
Total gains	62,348
Balance at March 31, 2023	$389,913
Total losses	(342,798)
Balance at June 30, 2023	$47,115

Total
Balance at January 1, 2022	$1,108,252
Total losses	(203,463)
Balance at March 31, 2022	$904,789
Total losses	(591)
Balance at June 30, 2022	$904,198

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible bond of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of June 30, 2023, the management estimated that the fair value of this note remained unchanged from its initial purchase price.

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

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of NECV for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2021 and 2022. The Company did not exercise any warrants during six months ended June 30, 2023. We value NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV was $47,115 as of June 30, 2023 and $327,565 as of December 31, 2022.

The fair value of the NECV warrants under level 3 category as of June 30, 2023 and December 31, 2022 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	June 30, 2023	December 31, 2022

Stock Price	$0.0002	$0.0006
Exercise price	0.001	0.001
Risk free interest rate	3.96%	3.95%
Annualized volatility	250.4%	186.1%
Dividend Yield	0.00	0.00
Year to maturity	7.07	7.56

14. COMMITMENTS AND CONTINGENCIES

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

During the three months ended on June 30, 2023 and 2022, NVR purchased 0 lots. During the six months ended on June 30, 2023 and 2022, NVR purchased 0 and 3 lots, respectively. Through June 30, 2023 and December 31, 2022, NVR had purchased a total of 479 lots.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of June 30, 2023 and December 31, 2022, the accrued balance due to NVR was $189,475.

Leases

The Company leases offices in Bethesda, Maryland, Magnolia, Texas, Singapore, Hong Kong, South Korea and China through leased spaces aggregating approximately 30,000 square feet, under leases expiring on various dates from November 2023 to March 2027. The leases have rental rates ranging from $1,401 to $23,020 per month. Our total rent expense under these office leases was $266,103 and $156,575 in the three months ended June 30, 2023 and 2022, respectively. Our total rent expense under these office leases was $525,781 and $313,150 in the six months ended June 30, 2023 and 2022, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2021
Singapore - AI	June 2023 to May 2026
Singapore – F&B	October 2021 to October 2024
Singapore – Four Seasons Park	July 2022 to July 2024
Singapore – Hapi Cafe	July 2022 to June 2024
Singapore - PLQ	December 2022 to July 2024
Hong Kong - Office	October 2022 to October 2024
Hong Kong - Warehouse	November 2022 to October 2024
Hong Kong - Shop	October 2022 to September 2024
South Korea – Hapi Cafe	August 2022 to August 2025
South Korea – HWH World	August 2022 to July 2025
Magnolia, Texas	May 2022 – January 2023
Bethesda, Maryland	January 2021 to March 2024
China - Cafe	December 2022 - November 2023
China - Office	March 2023 – March 2027

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 0.35% to 3.9% in 2023 and 2022, which were used as the discount rates. The balances of operating lease right-of-use assets and operating lease liabilities as of June 30, 2023 were $1,805,482 and $1,834,289 respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2022 were $1,614,159 and $1,628,039, respectively.

The table below summarizes future payments due under these leases as of June 30, 2023.

For the Years Ended June 30:

2024	$1,064,127
2025	589,037
2026	220,887
2027	29,433
Total Minimum Lease Payments	$1,903,485
Less: Effect of Discounting	(69,196)
Present Value of Future Minimum Lease Payments	1,834,289
Less: Current Obligations under Leases	(186,380)
Long-term Lease Obligations	$1,647,909

Agreement to Sell 189 Lots

On March 17, 2023, 150 CCM Black Oak (the “Seller”) entered into a Contract of Sale (the “Contract of Sale”) with Davidson Homes, LLC, an Alabama limited liability company (“Davidson Homes”). Pursuant to the terms of the Contract of Sale, the Seller has agreed to sell approximately 189 single-family detached residential lots comprising an additional section of the Lakes at Black Oak. The price of the lots and certain community enhancement fees the Seller will be entitled to receive are anticipated to equal an aggregate of $10,022,500.

The closing of the transactions described in the Contract of Sale depends on the satisfaction of certain conditions set forth therein. There can be no assurance that such closings will be completed on the terms outlined herein or at all. Davidson Homes has agreed to purchase the lots in stages, comprising an initial closing of 94 lots, the remaining lots to be purchased on or before December 29, 2023. Commencing on March 17, 2023, Davidson Homes had a thirty (30) day inspection period in which to inspect the properties and determine their suitability; during such inspection period, Davidson Homes was entitled to decline to proceed with the closing of these transactions. Davidson Homes did not exercise its right to decline, and pursuant to the Contract of Sale, has made an additional deposit in escrow. Through the date hereof, Davidson Homes has deposited $1,425,000 in escrow. On May 30, 2023 the sale of 94 lots closed and the Company received approximately $5 million.

The Seller shall be required to complete certain improvements at the property at the Seller’s cost prior to the closing of the remaining lots.

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of June 30, 2023 and December 31, 2022, the security deposits held in the trust account were $305,255 and $271,480, respectively.

15. DIRECTORS AND EMPLOYEES’ BENEFITS

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

The following tables summarize stock option activity under the 2013 Plan for the three months ended June 30, 2023:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	1,061,333	$0.09	2.00	$-
Vested and exercisable at January 1, 2022	1,061,333	$0.09	2.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2022	1,061,333	$0.09	1.00	$-
Vested and exercisable at December 31, 2022	1,061,333	$0.09	1.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of June 30, 2023	1,061,333	$0.09	0.50	$-
Vested and exercisable at June 30, 2023	1,061,333	$0.09	0.50	$-

16. SUBSEQUENT EVENTS

On August 1, 2023, Alset Capital held a Special Meeting of Stockholders. In connection with this Special Meeting, Alset Capital’s business combination with HWH International Inc. was approved by its stockholders and certain amendments to Alset Capital’s Amended and Restated Certification of Incorporation were also approved. The business combination is planned to close during the third quarter of 2023, subject to the completion of certain closing conditions.

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

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage a significant portion of our businesses through our 85.4% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas and in Frederick, Maryland, in our real estate segment. In our digital transformation technology segment, we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes the sale of consumer products.

We also have ownership interests outside of Alset International, including a 36.9% equity interest in American Pacific Bancorp Inc., an indirect 14.7% equity interest in Holista CollTech Limited, a 44.8% equity interest in DSS Inc. (“DSS”), a 38.3% equity interest in Value Exchange International, Inc., a 0.5% equity interest in New Electric CV Corporation (“NECV” formerly known as “American Premium Mining Corporation” or “APM,” and earlier known as “American Premium Water Corp.”), and 33.4% equity interest in Sharing Services Global Corp. (“SHRG”). American Pacific Bancorp Inc. is a financial network holding company. Holista CollTech Limited is a public Australian company that produces natural food ingredients (ASX: HCT). DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, consumer marketing, commercial lending, securities and investment management, alternative trading, secure living, and alternative energy. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). NECV is a publicly traded consumer products company (OTCPK: HIPH). SHRG markets and distributes health and wellness products, as well as member-based travel services, using a direct selling business model. SHRG is traded on the OTCQB (OTCQB: SHRG).

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

In connection with the Alset Capital Special Meeting, 6,648,964 shares of the Class A Common Stock of Alset Capital were tendered for redemption. Following this redemption, 2,449,786 shares of the Class A Common Stock of Alset Capital remained issued and outstanding, including 473,750 shares held by Alset Acquisition Sponsor, LLC and 1,976,036 public shares. Alset Acquisition Sponsor, LLC owns 2,156,250 shares of Class B Common Stock.

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

Purchase of Travel Business

On June 14, 2023, Hotapp Blockchain Pte. Ltd., (“Hotapp”) a wholly owned subsidiary of Hapi Metaverse Inc., a majority owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) in connection with its purchase of all of the outstanding shares of Hapi Travel Limited, a Hong Kong corporation, from Business Mobile Intelligence Inc. (“BMI”) for a total consideration of $214,993 (the “Purchase Price”). In order to facilitate the Stock Purchase Agreement, Hapi Metaverse made a loan (the “Loan”) in an amount equal to the Purchase Price to Hotapp. Chan Heng Fai, the chairman of the Company, is also Chairman of Hotapp and the sole stockholder of BMI, and therefore recused himself from any deliberation or voting regarding the Stock Purchase Agreement and the Loan.

Purchase of Sentinel Brokers Company Inc. Shares

On May 22, 2023 the Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), entered into a Stock Purchase Agreement, pursuant to which SeD Capital purchased 39.8 shares (19.9%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”) for the aggregate purchase price of $279,719. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel and its CEO holds a director position on Sentinel’s Board of Directors.

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

Agreement to Sell 110 Lots

On March 16, 2023, 150 CCM Black Oak Ltd. (the “Seller”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Rausch Coleman Homes Houston, LLC, a Texas limited liability company (“Rausch Coleman”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller has agreed to sell approximately 110 single-family detached residential lots which comprise a section of the Lakes at Black Oak. The transaction closed on May 15, 2023.

Agreement to Sell 189 Lots

On March 17, 2023, 150 CCM Black Oak Ltd. (the “Seller”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Davidson Homes, LLC, an Alabama limited liability company (“Davidson”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller has agreed to sell approximately 189 single-family detached residential lots developed within section 2 of Black Oak project. The sale of the first 94 lots closed on May 30, 2023. The sale of remaining lots is estimated to close at the end of the year 2023.

Purchase of Value Exchange International, Inc. Shares

On October 17, 2022, our majority-owned subsidiary Hapi Metaverse entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Chan Heng Fai, who is the Chairman of Hapi Metaverse’s Board of Directors and the Chairman, Chief Executive Officer and largest stockholder of Alset Inc. Pursuant to the Stock Purchase Agreement, Hapi Metaverse bought an aggregate of 7,276,163 shares of Value Exchange International Inc. (“VEII”) for the following purchase prices: (i) $1,733,079 for 7,221,163 shares, representing a price of $0.24 per share; (ii) $2,314 for 10,000 shares, representing a price of $0.2314 per share; (iii) $5,015 for 25,000 shares, representing a price of $0.2006 per share; and (iv) $3,326 for 20,000 shares, representing a price of $0.1663 per share. Collectively, these purchases represent an aggregate purchase price of $1,743,734 for 7,276,163 shares of VEII. Such purchase prices were negotiated between the parties to the Stock Purchase Agreement.

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

● Our ability to control our operating expenses as we expand each of our businesses and product and service offerings.

Results of Operations

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022

	Three- Months Ended		Six-months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$19,153,848	$926,340	$20,080,784	$2,878,577
Operating Expenses	$14,044,352	$2,580,602	$17,061,018	$6,186,380
Other Expenses	$10,922,902	$8,328,599	$13,156,354	$14,383,397
Net Loss	$5,813,406	$9,982,861	$10,136,588	$17,913,314

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three-months Ended		Change
	June 30, 2023	June 30, 2022	Dollars	Percentage
Real Estate	$18,881,917	$650,810	$18,231,107	2,801%
Biohealth	-	132,222	(132,222)	-100%
Digital Transformation Technology	14,034	7,701	6,333	82%
Other	257,897	135,607	122,290	90%
Total Revenue	$19,153,848	$926,340	$18,227,508	1,968%

	Six-months Ended		Change
	June 30, 2023	June 30, 2022	Dollars	Percentage
Real Estate	$19,515,728	$1,924,916	$17,590,812	914%
Biohealth	12,786	749,693	(736,907)	-98%
Digital Transformation Technology	28,074	7,701	20,373	265%
Other	524,196	196,267	327,929	167%
Total Revenue	$20,080,784	$2,878,577	$17,202,207	598%

Revenue was $19,153,848 and $926,340 for the three months ended June 30, 2023 and 2022, respectively. Revenue was $20,080,784 and $2,878,577 for the six months ended June 30, 2023 and 2022, respectively. The increase in property sales from the Black Oak Project in the second quarter of 2023 contributed to higher revenue in this period.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Black Oak project. The sales contemplated by these contracts are contingent on certain conditions which the parties to such contracts will need to meet and are expected to generate approximately $22 million of funds from operations, not including certain expenses that the Company will be required to pay. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.1 million revenue.

The Company plans to continue its near-term focus on lot sales to regional and national builders. Funds from such lot sales will substantially improve the Company’s liquidity, strengthen its financial position and meet is working capital requirements.

In May 2023, the Company entered into lease agreement for its model house located in Montgomery County, Texas (AHR Black Oak Lease Agreement”). The revenue from the lease was $4,200 in the three and six months ending June 30, 2023.

In 2022 the last three homes in the Ballenger Project were sold. In this project, builders were required to purchase a minimum number of lots based on their applicable sale agreements. We collected revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $37,725 in the three months ended June 30, 2022 to $0 in the three months ended June 30, 2023. Income from the sale of FFBs decreased from $116,088 in the six months ended June 30, 2022 to $0 in the six months ended June 30, 2023. The decrease is a result of the decreased sale of properties to homebuyers in 2023.

Revenue from rental business was $690,967 and $403,900 in the three months ended June 30, 2023 and 2022, respectively. Revenue from rental business was $1,324,778 and $636,482 in the six months ended June 30, 2023 and 2022, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

In recent years, the Company expanded its biohealth segment to the South Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc (“HWH World”). HWH World operates based on a direct sale model of health supplements. HWH World recognized $0 and $132,222 in revenue in the three months ended June 30, 2023 and 2022, respectively. HWH World recognized $12,587 and $749,693 in revenue in the six months ended June 30, 2023 and 2022, respectively.

The category described as “Other” includes corporate and financial services, food and beverage business and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended June 30, 2023 and 2022, the revenue from other businesses was $258,096 and $135,607, respectively. In the six months ended June 30, 2023 and 2022, the revenue from other businesses was $524,395 and $196,267, respectively, generated by Korean and Singaporean café shops and restaurants.

Cost of Revenues and Operating Expenses

The following tables sets forth period-over-period changes in cost of revenues for each of our reporting segments:

	Three-months Ended		Change
	June 30, 2023	June 30, 2022	Dollars	Percentage
Real Estate	$11,566,130	$532,233	$11,033,897	2,073%
Biohealth	95,290	(53)	95,343	-179,892%
Digital Transformation Technology	4,571	2,792	1,779	64%
Other	72,502	15,705	56,797	362%
Total Cost of Revenues	$11,738,493	$550,677	$11,187,816	2,032%

	Six-months Ended		Change
	June 30, 2023	June 30, 2022	Dollars	Percentage
Real Estate	$12,168,470	$1,625,942	$10,542,528	648%
Biohealth	109,657	11,985	97,672	815%
Digital Transformation Technology	9,139	2,792	6,347	227%
Other	140,508	24,508	116,000	473%
Total Cost of Revenues	$12,427,774	$1,665,227	$10,762,547	646%

Cost of revenues increased from $550,677 in the three months ended June 30, 2022 to $11,738,493 in the three months ended June 30, 2023. Cost of revenues increased from $1,665,227 in the six months ended June 30, 2022 to $12,427,774 in the three months ended June 30, 2023. The increase is a result of the increase in sales in the Black Oak Project. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of revenues to increase as revenue increases.

The gross margin increased from $375,663 to $7,415,355 in the three months ended June 30, 2022 and 2023, respectively. The gross margin increased from $1,213,350 to $7,653,010 in the six months ended June 30, 2022 and 2023, respectively. The increase of gross margin was caused by the increase in sales in the Black Oak Project.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three-months Ended		Change
	June 30, 2023	June 30, 2022	Dollars	Percentage
Real Estate	$552,184	$784,192	$(232,008)	-30%
Biohealth	336,627	289,904	46,723	16%
Digital Transformation Technology	62,527	45,713	16,814	37%
Other	1,354,521	910,116	444,405	49%
Total Operating Expenses	$2,305,859	$2,029,925	$275,934	14%

	Six-months Ended		Change
	June 30, 2023	June 30, 2022	Dollars	Percentage
Real Estate	$992,201	$1,320,957	$(328,756)	-25%
Biohealth	477,917	910,246	(432,329)	-47%
Digital Transformation Technology	202,430	159,976	42,454	27%
Other	2,960,696	2,129,974	830,722	39%
Total Operating Expenses	$4,633,244	$4,521,153	$112,091	2%

The decrease of operating expenses of real estate in the first three and six months of 2023 compared to the same period of 2022 was mostly caused by the decrease rental related expenses. Increase in expenses in our other businesses is mainly caused by the increase in professional and consulting fees.

Other Income (Expense)

In the three months ended June 30, 2023, the Company had other expense of $10,922,902 compared to other expenses of $8,328,599 in the three months ended June 30, 2022. In the six months ended June 30, 2023, the Company had other expense of $13,156,354 compared to other expenses of $14,383,397 in the six months ended June 30, 2022. The change in realized and unrealized gain (loss) on securities investments and loss on consolidation of Alset Capital Acquisition Corp. are the primary reasons for the volatility in these two periods. Unrealized gain on securities investment was $18,840,726 in the three months ended June 30, 2023, compared to $6,867,375 loss in the three months ended June 30, 2022. Unrealized gain on securities investment was $17,652,880 in the six months ended June 30, 2023, compared to $10,766,390 loss in the six months ended June 30, 2022. Realized loss on security investment was $10,557,229 the three months ended June 30, 2023, compared to a loss of $2,918,668 in the three months ended June 30, 2022. Realized loss on security investment was $10,688,542 the six months ended June 30, 2023, compared to a loss of $6,355,451 in the six months ended June 30, 2022. Loss on consolidation was $21,657,036 in the three and six months ended June 30, 2023, compared to loss on consolidation of $0 in the three and six months ended June 30, 2022.

Net Loss

In the three months ended June 30, 2023 the Company had net loss of $5,813,406 compared to net loss of $9,982,861 in the three months ended June 30, 2022. In the six months ended June 30, 2023 the Company had net loss of $10,136,588 compared to net loss of $17,913,314 in the six months ended June 30, 2022.

Liquidity and Capital Resources

Our real estate assets have decreased to $39,445,204 as of June 30, 2023 from $54,618,729 as of December 31, 2022. This decrease primarily reflects the sale of properties in the Black Oak project.

Our cash has increased from $17,827,383 as of December 31, 2022 to $28,827,961 as of June 30, 2023. Our liabilities increased from $4,827,221 at December 31, 2022 to $8,152,468 at June 30, 2023. Our total assets have increased to $168,441,811 as of June 30, 2023 from $153,490,336 as of December 31, 2022 mainly due to increase in cash held in Trust Account after the consolidation of Alset Capital Acquisition Corp.

The management believes that the available cash in bank accounts and favorable cash revenue from real estate projects are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows for the Three Months Ended June 30, 2023 and 2022

	Six-months Ended
	2023	2022
Net cash provided by (used in) operating activities	$7,409,770	$(16,125,804)
Net cash used in investing activities	$(606,983)	$(8,308,426)
Net cash provided by financing activities	$3,416,971	$6,041,139

Cash Flows from Operating Activities

Net cash provided by operating activities was $7,409,770 in the first six months of 2023, as compared to net cash used in operating activities of $16,125,804 in the same period of 2022. Property sales from the Black Oak project in 2023 were the main reason for the cash provided by operating activities in 2023.

Cash Flows from Investing Activities

Net cash used in investing activities was $606,983 in the first six months of 2023, as compared to net cash used in investing activities of $8,308,426 in the same period of 2022. In the six months ended June 30, 2023 we invested $907,212 in marketable securities, issued $1,628,010 in loans to related parties and received $2,674,653 from repayment of related party notes receivable. In the six months ended June 30, 2022 we invested $6,662,017 in marketable securities, invested $722,817 to purchase real estate properties and $602,161 in real estate improvements.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3,416,971 in the six months ended June 30, 2023, compared to net cash provided of $6,041,139 in the six months ended June 30, 2022. The cash provided by financing activities in the first six months of 2023 is caused by the proceeds from stock issuance of $3,433,921. During the six months ended June 30, 2022, we received $6,213,000 from conversion of related party note payable to common stock and we repaid $171,861 of debt.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended June 30, 2023 or the year ended December 31, 2022. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $37 million and $51 million on June 30, 2023 and December 31, 2022, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $37 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2023, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Seasonality

The real estate business is subject to seasonal shifts in costs as certain work is more likely to be performed at certain times of the year. This may impact the expenses of our subsidiary Alset EHome Inc. from time to time. In addition, should we commence building homes, we are likely to experience periodic spikes in sales as we commence the sales process at a particular location.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of June 30, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALSET INC.

August 14, 2023	By:	/s/ Chan Heng Fai
Chan Heng Fai Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	By:	/s/ Rongguo Wei
Rongguo Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

August 14, 2023	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

