Form 10-Q
period 2023-09-30
Alset Inc.
filed 2023-11-14
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, there were 9,235,119 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

2

Part I. Financial Information

Item 1. Financial Statements.

Alset Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$28,038,818	$17,827,383
Restricted Cash	726,802	694,520
Account Receivables, Net	72,299	46,522
Other Receivables	4,936,256	446,798
Note Receivables - Related Parties	1,736,773	3,617,176
Prepaid Expense	400,160	188,070
Inventory	27,988	35,020
Investment in Securities at Fair Value	2,070,468	6,288,236
Investment in Securities at Fair Value - Related Party	22,044,510	13,193,089
Investment in Securities at Cost	98,804	98,129
Investment in Securities at Equity Method	27,586,198	52,987,224
Total Current Assets	87,739,076	95,422,167

Real Estate
Rental Properties	31,129,286	31,169,031
Properties under Development	8,775,951	23,449,698
Operating Lease Right-Of-Use Assets, net	1,695,055	1,614,159
Deposits	394,119	536,947
Other Receivables - Long Term	4,855,609	-
Cash and Marketable Securities Held in Trust Account	20,977,754	-
Goodwill	274,445	-
Property and Equipment, Net	1,173,113	1,298,334
Total Assets	$157,014,408	$153,490,336

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$6,246,449	$2,983,470
Deferred Revenue	2,100	21,198
Operating Lease Liabilities - current	207,301	45,556
Notes Payable	29,959	181,846
Notes Payable - Related Parties	16,183	12,668
Total Current Liabilities	6,501,992	3,244,738

Long-Term Liabilities:
Operating Lease Liabilities - noncurrent	1,517,942	1,582,483
Notes Payable	129,250	-
Total Liabilities	8,149,184	4,827,221

Commitments and Contingencies (Note 14)

Temporary Equity
Class A Common Stock of Alset Capital Acquisition Corp subject to possible redemption; 1,976,036 shares at approximately $10.32 per share as of September 30, 2023	20,382,965	-

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 250,000,000 shares authorized; 9,235,119 and 7,422,846 shares issued and outstanding on September 30, 2023 and December 31, 2022, respectively	9,235	7,423
Additional Paid in Capital	332,455,457	322,534,891
Accumulated Deficit	(214,401,732)	(188,724,411)
Accumulated Other Comprehensive Income	1,351,535	3,836,063
Total Alset Inc. Stockholders’ Equity	119,414,495	137,653,966
Non-controlling Interests	9,067,764	11,009,149
Total Stockholders’ Equity	128,482,259	148,663,115

Total Liabilities and Stockholders’ Equity	$157,014,408	$153,490,336

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Income

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three- Months Ended September 30,		Nine- Months Ended September 30,
	2023	2022	2023	2022

Revenue
Rental	$705,334	$569,791	$2,030,112	$1,206,273
Property	6,300	-	18,197,250	1,288,434
Biohealth	-	22,154	12,786	771,847
Digital Transformation Technology - related party	20	6,365	28,094	14,066
Other	278,545	123,595	802,741	319,862
Total Revenue	990,199	721,905	21,070,983	3,600,482
Operating Expenses
Cost of Sales	581,059	813,369	13,008,833	2,478,596
General and Administrative	2,486,044	1,979,548	7,119,288	6,500,701
Total Operating Expenses	3,067,103	2,792,917	20,128,121	8,979,297

(Loss) Income from Operations	(2,076,904)	(2,071,012)	942,862	(5,378,815)

Other Income (Expense)
Interest Income	97,996	(319,768)	229,662	49,271
Foreign Exchange Transaction Gain	198,817	132,092	561,345	2,617,896
Unrealized (Loss) Gain on Securities Investment	(193,991)	(3,328,592)	6,349,738	(4,559,240)
Unrealized (Loss) Gain on Securities Investment - Related Party	(10,548,684)	(7,678,241)	560,467	(17,213,983)
Realized Loss on Securities Investment	(602,624)	(145,122)	(11,291,166)	(6,500,573)
Loss on Investment on Security by Equity Method	(4,573,445)	(171,385)	(4,621,833)	(387,435)
Loss on Consolidation of Alset Capital Acquisition	-	-	(21,657,036)	-
Finance Costs	-	887	-	(450,000)
Other Income	717,951	346,591	1,808,489	897,129
Total Other Expense, Net	(14,903,980)	(11,163,538)	(28,060,334)	(25,546,935)

Net Loss Before Income Taxes	(16,980,884)	(13,234,550)	(27,117,472)	(30,925,750)

Income Tax (Expense) Benefit	(45,124)	153,159	(45,124)	(68,955)

Net Loss	(17,026,008)	(13,081,391)	(27,162,596)	(30,994,705)

Net Loss Attributable to Non-Controlling Interest	(1,014,423)	(1,369,265)	(1,485,275)	(3,827,934)

Net Loss Attributable to Common Stockholders	$(16,011,585)	$(11,712,126)	$(25,677,321)	$(27,166,771)

Comprehensive Loss Attributable to Common Stockholders
Net Loss	(16,011,585)	(11,827,662)	(25,677,321)	(27,033,190)
Unrealized Income on Securities Investment	-	42,642	-	35,110
Foreign Currency Translation Adjustment	(1,583,130)	370,778	(2,495,914)	(3,131,356)
Total Comprehensive Loss Attributable to Common Stockholders	(17,594,715)	(11,414,242)	(28,173,235)	(30,129,436)

Comprehensive Loss Attributable to Non-controlling Interests
Net Loss	(1,014,423)	(1,253,729)	(1,485,275)	(3,961,515)
Unrealized Income on Securities Investment	-	7,273	-	5,091
Foreign Currency Translation Adjustment	(269,568)	63,233	(444,726)	(598,368)
Total Comprehensive Loss Attributable to Non-controlling Interests	$(1,283,991)	$(1,183,223)	$(1,929,999)	$(4,554,792)

Net Loss Per Share - Basic and Diluted	$(1.73)	$(1.58)	$(2.86)	$(4.38)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,235,119	7,425,359 *	8,976,634	6,206,145 *

*	The numbers of weighted average outstanding common stock - basic and diluted were adjusted retrospectively to reflect 20-for-1 reverse stock split on December 28, 2022

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2023

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Accumulated Other		Total Alset	Non-	Total
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Paid in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity
Balance at January 1, 2023	-	$-	-	$-	7,422,846	$7,423	$322,534,891	$3,836,063	$(188,724,411)	$137,653,966	$11,009,149	$148,663,115

Issuance of Common Stock	-	-	-	-	1,812,273	1,812	3,432,109	-	-	3,433,921	-	3,433,921

Foreign Currency Translations	-	-	-	-	-	-	-	936,265	-	936,265	159,678	1,095,943

Net Loss	-	-	-	-	-	-	-	-	(3,857,886)	(3,857,886)	(465,296)	(4,323,182)

Balance at March 31, 2023	-	$-	-	$-	9,235,119	$9,235	$325,967,000	$4,772,328	$(192,582,297)	$138,166,266	$10,703,531	$148,869,797

Foreign Currency Translations	-	-	-	-	-	-	-	(1,849,049)	-	(1,849,049)	(334,834)	(2,183,883)

Net Loss	-	-	-	-	-	-	-	-	(5,807,850)	(5,807,850)	(5,556)	(5,813,406)

Balance at June 30, 2023	-	$-	-	$-	9,235,119	$9,235	$325,967,000	$2,923,279	$(198,390,147)	$130,509,367	$10,363,141	$140,872,508

Foreign Currency Translations	-	-	-	-	-	-	-	(1,583,130)	-	(1,583,130)	(269,568)	(1,852,698)

Change in Non-Controlling Interest	-	-	-	-	-	-	-	11,386	-	11,386	(11,386)	-

Gain from Conversion of VEII Promissory Note to Stock and Warrants	0	0	-	$-	-	-	6,488,457	-	-	6,488,457	-	6,488,457

Net Loss	-	-	-	-	-	-	-	-	(16,011,585)	(16,011,585)	(1,014,423)	(17,026,008)

Balance at September 30, 2023	-	$-	-	$-	9,235,119	$9,235	$332,455,457	$1,351,535	$(214,401,732)	$119,414,495	$9,067,764	$128,482,259

Alset Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2022

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional	Accumulated Other		Total Alset	Non-	Total
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Paid in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity
Balance at January 1, 2022	-	$-	-	$-	87,368,446	$87,368	$296,181,977	$341,646	$(148,233,473)	$148,377,518	$21,912,268	$170,289,786

Issuance of Stock by Excercising Warrants	-	-	-	-	15,819,452	15,820	(11,925)	-	-	3,895	-	3,895

Convert Related Party Note to Common Stock	-	-	-	-	10,000,000	10,000	6,203,000	-	-	6,213,000	-	6,213,000

Deconsolidate Alset Capital Acquisition	-	-	-	-	-	-	17,160,800	-	-	17,160,800	2,227,744	19,388,544

Gain from Purchase Stock DSS	-	-	-	-	-	-	737,572	-	-	737,572	-	737,572

Beneficial Conversion Feature Intrinsic Value, Net	-	-	-	-	-	-	450,000	-	-	450,000	-	450,000

Change in Non-Controlling Interest	-	-	-	-	-	-	(316,459)	459,069	-	142,610	(142,610)	-

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(7,027)	-	(7,027)	(2,096)	(9,123)

Foreign Currency Translations	-	-	-	-	-	-	-	(499,967)	-	(499,967)	(149,173)	(649,140)

Net Loss	-	-	-	-	-	-	-	-	(6,467,286)	(6,467,286)	(1,463,167)	(7,930,453)

Balance at March 31, 2022	-	$-	-	$-	113,187,898	$113,188	$320,404,965	$293,721	$(154,700,759)	$166,111,115	$22,382,966	$188,494,081

Issuance of Common Stock	-	-	-	-	35,319,290	35,319	(35,319)	-	-	-	-	-

Change in Valuation on Investment	-	-	-	-	-	-	(2,624,585)	-	-	(2,624,585)	(206,377)	(2,830,962)

Change in Non-Controlling Interest	-	-	-	-	-	-	4,557,454	3,266,996	-	7,824,450	(7,824,450)	-

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	(505)	-	(505)	(86)	(591)

Foreign Currency Translations	-	-	-	-	-	-	-	(3,002,167)	-	(3,002,167)	(512,428)	(3,514,595)

Net Loss	-	-	-	-	-	-	-	-	(8,987,359)	(8,987,359)	(995,502)	(9,982,861)

Balance at June 30, 2022	-	$-	-	$-	148,507,188	$148,507	$322,302,515	$558,045	$(163,688,118)	$159,320,949	$12,844,123	$172,165,072

Change in Non-Controlling Interest	-	-	-	-	-	-	15,985	(486,134)	-	(470,149)	470,149	-

Change in Unrealized Gain on Investment	-	-	-	-	-	-	-	42,642	-	42,642	7,273	49,915

Foreign Currency Translations	-	-	-	-	-	-	-	370,778	-	370,778	63,233	434,011

Net Loss	-	-	-	-	-	-	-	-	(11,719,827)	(11,719,827)	(1,369,265)	(13,089,092)

Balance at September 30, 2022	-	$-	-	$-	148,507,188	$148,507	$322,318,500	$485,331	$(175,407,945)	$147,544,393	$12,015,513	$159,559,906

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	2023	2022

Cash Flows from Operating Activities
Net Loss from Operations	$(27,162,596)	$(30,994,705)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used in) Operating Activities:
Depreciation	879,160	533,820
Non-Cash Lease Expenses	822,846	529,418
Amortization of Debt Discount	-	450,000
Loss on Consolidation of Alset Capital Acquisition Corp.	21,657,036	-
Foreign Exchange Transaction Gain	(561,345)	(2,617,896)
Unrealized (Gain) Loss on Securities Investment	(6,349,738)	4,559,240
Unrealized (Gain) Loss on Securities Investment - Related Party	(560,467)	17,213,983
Realized Loss on Securities Investment	11,291,166	6,500,573
(Gain) Loss on Exchange of Investment Securities	(502,497)	446,104
PPP Loan Forgiveness	-	(68,502)
Director Compensation Adjustment	-	(1,185,251)
Loss on Equity Method Investment	4,621,833	387,435
Changes in Operating Assets and Liabilities, net of acquisitions
Real Estate	14,673,747	(5,420,208)
Real Estate Reimbursement Receivable	(6,707,079)	-
Account Receivables	(126,933)	(198,375)
Other Receivables	(2,343,328)
Other Receivables - Related Parties	(82,500)	(1,746,279)
Prepaid Expense	(148,327)	830,294
Deposits	3,075	-
Trading Securities	(603,418)	(7,466,912)
Inventory	8,282	10,880
Accounts Payable and Accrued Expenses	274,162	(8,845,706)
Deferred Revenue	(20,269)	(663,252)
Operating Lease Liabilities	(807,135)	(554,937)
Builder Deposits	-	(31,553)
Net Cash Provided by (Used in) Operating Activities	8,255,675	(28,331,829)

Cash Flows from Investing Activities
Loan Receivable - Related Party	-	694,878
Purchase of Fixed Assets	(24,709)	(210,319)
Purchase of Real Estate Properties	-	(6,057,493)
Real Estate Improvements	(734,688)	(1,082,225)
Purchase of Investment Securities	(756,078)	(8,479,968)
Proceeds from Sale of Investment Securities		103,809
Acquisition of Subsidiary	(214,993)	-
Issuing Loan Receivable - Related Party	(1,693,455)	-
Proceeds from Loan Receivable - Related Party	2,675,735	-
Net Cash Used in Investing Activities	(748,188)	(15,031,318)

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	3,433,921	6,213,000
Repayment to Notes Payable	(25,361)	(216,867)
Net Cash Provided by Financing Activities	3,408,560	5,996,133

Net Increase (Decrease) in Cash and Restricted Cash	10,916,047	(37,367,014)
Effects of Foreign Exchange Rates on Cash	(672,330)	(199,339)
Cash and Restricted Cash - Beginning of Year	18,521,903	60,802,179
Cash and Restricted Cash- End of Period	$28,765,620	$23,235,826

Cash	$28,038,818	$22,605,541
Restricted Cash	$726,802	$630,285
Total Cash and Restricted Cash	$28,765,620	$23,235,826

Supplementary Cash Flow Information
Cash Paid for Interest	$3,010	$2,420
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized Gain on Investment	$-	$777,773
Initial Recognition of ROU / Lease Liability	$186,716	$1,134,969
Deconsolidate Alset Capital Acquisition	$-	$16,557,582
Intrinsic Value of BCF	$-	$450,000
Issuance of Stock by Exercising Warrants	$-	$3,895
Convert Related Party Note Payable to Common Stock	$-	$6,213,000
Convert VEII Not Receivable to Common Stock	$1,300,000	$-
Warrants Received from VEII after Converting Note Receivable	$6,488,457	$-

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2023 and 2022

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

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of September 30, 2023 and December 31, 2022, as follows:

Name of subsidiary	State or other jurisdiction of incorporation or	Attributable interest as of,
consolidated under AEI	organization	September 30, 2023		December 31, 2022
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.4		85.4
Singapore Construction & Development Pte. Ltd.	Singapore	85.4		85.4
Art eStudio Pte. Ltd.	Singapore	43.6	*	43.6	*
Singapore Construction Pte. Ltd.	Singapore	85.4		85.4
Global BioMedical Pte. Ltd.	Singapore	85.4		85.4
Alset Innovation Pte. Ltd.	Singapore	85.4		85.4
Health Wealth Happiness Pte. Ltd.	Singapore	85.4		85.4
SeD Capital Pte. Ltd.	Singapore	85.4		85.4
LiquidValue Asset Management Pte. Ltd.	Singapore	85.4		85.4
Alset Solar Limited	Hong Kong	85.4		85.4
Alset F&B One Pte. Ltd	Singapore	76.9		76.9
Global TechFund of Fund Pte. Ltd.	Singapore	-		100
Singapore eChainLogistic Pte. Ltd.	Singapore	-		100
BMI Capital Partners International Limited.	Hong Kong	85.4		85.4
SeD Perth Pty. Ltd.	Australia	85.4		85.4
SeD Intelligent Home Inc.	United States of America	85.4		85.4
LiquidValue Development Inc.	United States of America	85.4		85.4
Alset EHome Inc.	United States of America	85.4		85.4
SeD USA, LLC	United States of America	85.4		85.4
150 Black Oak GP, Inc.	United States of America	85.4		85.4
SeD Development USA Inc.	United States of America	85.4		85.4
150 CCM Black Oak, Ltd.	United States of America	85.4		85.4
SeD Texas Home, LLC	United States of America	100		85.4
SeD Ballenger, LLC	United States of America	85.4		85.4
SeD Maryland Development, LLC	United States of America	71.4		71.4
SeD Development Management, LLC	United States of America	72.6		72.6
SeD Builder, LLC	United States of America	85.4		85.4
Hapi Metaverse Inc. (f.k.a. GigWorld Inc.)	United States of America	99.7		99.7
HotApp BlockChain Pte. Ltd.	Singapore	99.7		99.7
HotApp International Limited	Hong Kong	99.7		99.7
HWH International, Inc. (Delaware)	United States of America	85.4		85.4
Health Wealth & Happiness Inc.	United States of America	85.4		85.4
HWH Multi-Strategy Investment, Inc.	United States of America	85.4		85.4
SeD REIT Inc.	United States of America	85.4		85.4
Gig Stablecoin Inc.	United States of America	99.7		99.7
HWH World Inc. (Delaware)	United States of America	99.7		99.7
HWH World Pte. Ltd.	Singapore	85.4		85.4
UBeauty Limited	Hong Kong	85.4		85.4
WeBeauty Korea Inc	Korea	85.4		85.4
HWH World Limited	Hong Kong	85.4		85.4
HWH World Inc.	Korea	85.4		85.4
GDC REIT Inc.	United States of America	85.4		85.4
NewRetail-AI Inc.	United States of America	99.7		-
BioHealth Water Inc.	United States of America	85.4		85.4
Impact BioHealth Pte. Ltd.	Singapore	85.4		85.4
American Home REIT Inc.	United States of America	100		85.4
Alset Solar Inc.	United States of America	68.3		68.3
HWH KOR Inc.	United States of America	85.4		85.4
Open House Inc.	United States of America	-		100
Open Rental Inc.	United States of America	-		100
Hapi Cafe Inc. (Nevada)	United States of America	-		100
Global Solar REIT Inc.	United States of America	-		100
Alset EV Inc. (f.k.a. OpenBiz Inc.)	United States of America	100		100
Hapi Cafe Inc. (Texas)	United States of America	85.4		85.4
HWH (S) Pte. Ltd.	Singapore	85.4		85.4
LiquidValue Development Pte. Ltd.	Singapore	100		100

LiquidValue Development Limited	Hong Kong	100		100
EPowerTech Inc.	United States of America	-		100
Alset EPower Inc.	United States of America	-		100
AHR Asset Management Inc.	United States of America	85.4		85.4
HWH World Inc. (Nevada)	United States of America	85.4		85.4
Alset F&B Holdings Pte. Ltd.	Singapore	85.4		85.4
Credas Capital Pte. Ltd.	Singapore	42.7	*	42.7	*
Credas Capital GmbH	Switzerland	42.7	*	42.7	*
Smart Reward Express Limited	Hong Kong	49.8	*	49.8	*
AHR Texas Two LLC	United States of America	100		85.4
AHR Black Oak One LLC	United States of America	85.4		85.4
Hapi Air Inc.	United States of America	92.7		92.7
AHR Texas Three, LLC	United States of America	100		85.4
Alset Capital Pte. Ltd.	Singapore	-		100
Hapi Cafe Korea, Inc.	Korea	85.4		85.4
Green Energy REIT Inc.	United States of America	-		100
Green Energy Management Inc.	United States of America	-		100
Alset Metaverse Inc.	United States of America	97.2		97.2
Alset Management Group Inc.	United States of America	83.4		83.4
Alset Acquisition Sponsor, LLC	United States of America	93.4		93.4
Alset Spac Group Inc.	United States of America	93.4		93.4
Alset Mining Pte. Ltd.	Singapore	85.4		85.4
Hapi Travel Pte. Ltd.	Singapore	85.4		85.4
Hapi WealthBuilder Pte. Ltd.	Singapore	85.4		85.4
HWH Marketplace Pte. Ltd.	Singapore	85.4		85.4
HWH International Inc. (Nevada)	United States of America	85.4		85.4
Hapi Cafe SG Pte. Ltd.	Singapore	85.4		85.4
Alset Reits Inc.	United States of America	100		100
Robotic gHome Inc.	United States of America	76.9		76.9
HWH Merger Sub, Inc.	United States of America	85.4		85.4
Alset Home REIT Inc.	United States of America	100		100
Hapi Metaverse Inc. (Texas)	United States of America	99.7		99.7
Hapi Café Limited	Hong Kong	99.7		99.7
MOC HK Limited	Hong Kong	99.7		99.7
AHR Texas Four, LLC	United States of America	100		100
Alset F&B (PLQ) Pte. Ltd.	Singapore	85.4		85.4
Hapi Café Sdn. Bhd.	Malaysia	51.3		-
Shenzhen Leyouyou Catering Management Co., Ltd.	China	100		100
Dongguan Leyouyou Catering Management Co., Ltd.	China	100		-
Guangzho Leyouyou Catering Management Co., Ltd.	China	100		-
Hapi Travel Ltd.	Hong Kong	100		-
Alset Capital Acquisition Corp.	United States of America	58.0		-
Hapi Acquisition Pte. Ltd.	Singapore	99.7		-

*	Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On September 30, 2023 and December 31, 2022, the Company adjusted $951,349 and $4,791,997 between building and land, respectively. During the three months ended September 30, 2023 and 2022, the Company adjusted depreciation expenses of $17,525 and $0, respectively. During the nine months ended September 30, 2023 and 2022, the Company adjusted depreciation expenses of $17,525 and $0, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of September 30, 2023 and December 31, 2022.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loan. The funds were required to remain as collateral for the loan until the loan is paid off in full and the loan agreement terminated. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. The Company also has an escrow account with M&T Bank to deposit a portion of cash proceeds from lot sales. The funds in the escrow account were specifically to be used for the payment of the loan from M&T Bank. The funds were required to remain in the escrow account for the loan payment until the loan agreement terminates. In May 2022 the funds from this escrow account were released and the account closed. As of September 30, 2023 and December 31, 2022, the total balance of these two accounts was $309,450 and $309,219, respectively.

As a condition to the loan agreement with National Australian Bank Limited in conjunction with the Perth project, an Australian real estate development project, the Company was required to maintain AUD$50,000, in a non-interest-bearing account. As of December 31, 2021, the account balance was $36,316. In February 2022 the Company repaid the loan and the funds were subsequently released.

The Company puts money into brokerage accounts specifically for equity investment. As of September 30, 2023 and December 31, 2022, the cash balance in these brokerage accounts was $417,352 and $385,304, respectively.

Investments held in Trust Account

At September 30, 2023 the Company had approximately $21.0 million, in investments in treasury securities held in the Trust Account. The funds in the Trust Account are subject to redemption by investors of Alset Capital Acquisition Corp. (“SPAC”).

Account Receivables and Allowance for Doubtful Accounts

Account receivables is stated at amounts due from buyers, contractors, and all third parties, net of an allowance for doubtful accounts. As of September 30, 2023 and December 31, 2022, the balance of account receivables was $72,299 and $46,522, respectively.

The Company monitors its account receivables balances on a monthly basis to ensure that they are collectible. On a quarterly basis, the Company uses its historical experience to estimate its allowance for doubtful account receivables. The Company’s allowance for doubtful accounts represents an estimate of the losses expected to be incurred based on specifically identified accounts as well as nonspecific amount, when determined appropriate. Generally, the amount of the allowance is primarily decided by division management’s historical experience, the delinquency trends, the resolution rates, the aging of receivables, the credit quality indicators and financial health of specific customers. As of September 30, 2023 and December 31, 2022, the allowance was $0.

Inventories

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of September 30, 2023 and December 31, 2022, inventory consisted of finished goods procured from suppliers. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventory to its net realizable value. During the nine months ended September 30, 2023, the Company determined that total inventory costed $9,743 write off was required and recorded in cost of revenue.

Investment Securities

Investment Securities at Fair Value

The Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Holista CollTech Limited (“Holista”), Amarantus BioScience Holdings, Inc. (“AMBS”) True Partner Capital Holding Limited (“True Partner”) and Lucy Scientific Discovery Inc. (“Lucy”) are publicly traded companies. The Company does not have significant influence over Holista, AMBS, True Partner and Lucy, as the Company is the beneficial owner of approximately 14.1% of common shares of Holista, 4.3% of the common shares of AMBS and less than 0.1% of common shares of True Partner. The stock’s fair value is determined by quoted stock prices. The Company disposed the shares of Lucy in the first nine months of 2023.

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

●	The Company has significant influence over DSS. As of September 30, 2023 and December 31, 2022, the Company owned approximately 44.8% of the common stock of DSS, respectively. Our CEO is a stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS. William Wu, Wong Shui Yeung and Joanne Wong Hiu Pan, directors of the Company, are each also directors of DSS.

●	The Company has significant influence over NECV as the Company is the beneficial owner of approximately 0.5% of the common shares of NECV and one officer from the Company held a director position on NECV’s Board of Directors until April of 2023. Additionally, our CEO is a significant stockholder of NECV shares.

●	The Company has significant influence over Value Exchange International as the Company is the beneficial owner of approximately 48.7% of the common shares of VEII. Mr. Chan and another member of the Board of Directors of Hapi Metaverse, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung).

●	The Company has significant influence over SHRG as the Company is the beneficial owner of approximately 33.4% of the common shares of SHRG, our CEO holds a director position on SHRG’s Board of Directors and one of the officers of the Company is the CFO of SHRG. Additionally, our CEO is a significant stockholder of SHRG shares.

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of September 30, 2023 and December 31, 2022, AMRE was a private company. Based on management’s analysis, the fair value of the AMRE warrants was $0 as of December 31, 2021. In March 2022 both loans, together with warrants were converted into common shares of AMRE. After the conversion, the Company owns approximately 15.8% of AMRE.

On August 8, 2023, DSS Inc. distributed shares of Impact Biomedical Inc. (“Impact”) beneficially held by DSS in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company and its majority owned subsidiaries received 4,568,165 shares of Impact, representing 6.5% of the issued and outstanding shares of Impact Common Stock. Each share of Impact distributed as part of the distribution is not eligible for resale until 180 days from the date Impact’s initial public offering becomes effective under the Securities Act, subject to the discretion of DSS to lift the restriction sooner. As of September 30, 2023, Impact was a startup private company. Based on the management’s analysis, the fair value of Impact shares was approximately $0 at the distribution date and as of September 30, 2023.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company, owns 15.8% of American Medical REIT Inc. (“AMRE”) as of September 30, 2023, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our Chairman and CEO, is the executive chairman and director of AMRE. DSS, of which we own 44.8% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence on AMRE.

American Pacific Bancorp, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”) and gained majority ownership in that entity. APB was consolidated into the Company under common control accounting (See Transactions between Entities under Common Control for details). On September 8, 2021 APB sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APB fell below 50% to 41.3%, and subsequently to 36.9% and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. As a result of the deconsolidation, the Company recognized gain of approximately $28.2 million. The gain represents the difference between the fair value of retained equity method investment of $30.8 million and the investment percentage of carrying amount of APB’s net assets of $2.9 million. Considering the transaction was between related parties, the Company recorded the gain as additional paid in capital in its equity. During three and nine months ended September 30, 2023 the investment loss was $4,536,668 and $4,417,666, respectively, and during three and nine months ended September 30, 2022 the investment gain was $419,005 and $579,026, respectively. As of September 30, 2023 and December 31, 2022, the investment in APB was $27,250,580 and $31,668,246, respectively.

Ketomei Pte Ltd

On June 10, 2021 the Company’s indirect subsidiary Hapi Cafe Inc. (“Hapi Cafe”) lent $76,723 to Ketomei Pte Ltd (“Ketomei”). On March 21, 2022 Hapi Cafe entered into an agreement pursuant to which the principal of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested an additional $179,595 in Ketomei. After the conversion and fund investment the Company now holds 28% of Ketomei. Ketomei is in the business of selling cooked food and drinks. During three and nine months ended September 30, 2023 and 2022 the investment loss was $6,690 and $70,336, and $5,937 and $38,996, respectively. Investment in Ketomei was $137,066 and $207,402 at September 30, 2023 and December 31, 2022, respectively.

Sentinel Brokers Company Inc.

On May 22, 2023 the Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), entered into a Stock Purchase Agreement, pursuant to which SeD Capital purchased 39.8 shares (19.9%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”) for the aggregate purchase price of $279,719. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as its CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 44.8% and have significant influence over, owns 80.1% of Sentinel. During three and nine months ended September 30, 2023 the investment loss in Sentinel was $73,177 and $81,167, respectively. Investment in Sentinel was $198,552 at September 30, 2023.

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

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26 per common share of Vector Com. As of September 30, 2023 and December 31, 2022, our management estimated the fair value of the note to be $88,599, the initial transaction price.

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

The Company capitalized construction costs of approximately -$1.4 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively. The Company capitalized construction costs of approximately $7.4 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company did not record impairment on any of its projects during the three and nine months ended on September 30, 2023 and 2022.

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

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of September 30, 2023 and December 31, 2022, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

Investments in Single-Family Residential Properties

The Company accounts for its investments in single-family residential properties as asset acquisitions and records these acquisitions at their purchase price. The purchase price is allocated between land, building and improvements based upon their relative fair values at the date of acquisition. The purchase price for purposes of this allocation is inclusive of acquisition costs which typically include legal fees, title fees, property inspection and valuation fees, as well as other closing costs.

Building improvements and buildings are depreciated over estimated useful lives of approximately 10 to 27.5 years, respectively, using the straight-line method.

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during three and nine months ended September 30, 2023 and 2022.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

The Company’s main business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter into sales contracts with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contracts. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger project and Black Oak project, which represented approximately 0% and 18% for Ballenger and 86% and 0% for Black Oak, respectively, of the Company’s revenue in the nine months ended on September 30, 2023 and 2022, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the three and nine months ended September 30, 2023, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending the type of the home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from the FFB assessment is not either. During the three months ended on September 30, 2023 and 2022, we recognized revenue of $0 and $9,968 from the FFB assessments, respectively. During the nine months ended on September 30, 2023 and 2022, we recognized revenue of $0 and $126,055 from the FFB assessments, respectively.

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned products. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the three months ended September 30, 2023 and 2022 were approximately $41 and $0, respectively. Product and membership returns for the nine months ended September 30, 2023 and 2022 were approximately $1,184 and $42,232 respectively.

●	Annual Membership

The Company collects an annual membership fee from its members. The fee is fixed, paid in full at the time upon joining the membership; the fee is not refundable. The Company’s performance obligation is to provide its members the right to (a) purchase products from the Company, (b) access to certain back-office services, (c) receive commissions and (d) attend corporate events. The associated performance obligation is satisfied over time, generally over the term of the membership agreement which is for a one-year period. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $0 and $21,198 at September 30, 2023 and December 31, 2022, respectively. Starting in 2020 the revenue from sale of membership declined to $0 in 2022. The Company is currently working on a new membership model.

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

As of September 30, 2023 and December 31, 2022, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the three and nine months ended on September 30, 2023 and 2022, the Company recorded $0 as stock-based compensation expense.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange gain of $198,817 and $132,092 during the three months ended on September 30, 2023 and 2022, respectively. The Company recorded foreign exchange gain of $561,345 and $2,617,896 during the nine months ended on September 30, 2023 and 2022, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive loss of $1,852,698 from foreign currency translation for the three months ended September 30, 2023 and $434,011 gain for the three months ended September 30, 2022, in accumulated other comprehensive loss. The Company recorded other comprehensive loss of $2,940,638 from foreign currency translation for the nine months ended September 30, 2023 and $3,729,724 loss for the nine months ended September 30, 2022, in accumulated other comprehensive loss.

Non-controlling interests

Non-controlling interests represent the equity in subsidiary not attributable, directly or indirectly, to owners of the Company, and are presented separately in the condensed consolidated statements of operation and comprehensive income, and within equity in the Condensed Consolidated Balance Sheets, separately from equity attributable to owners of the Company.

On September 30, 2023 and December 31, 2022, the aggregate non-controlling interests in the Company were $9,067,764 and $11,009,149, respectively.

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

As of September 30, 2023 and December 31, 2022, the capitalized financing costs were $1,225,739 and $3,247,739, respectively.

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

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of September 30, 2023 and December 31, 2022, uninsured cash and restricted cash balances were $25,166,851 and $15,723,599, respectively.

For the three months ended September 30, 2023, one customer accounted for approximately 100% of the Company’s property development revenue. For the nine months ended September 30, 2023, three customers accounted for approximately 36%, 36%, and 27% of the Company’s property development revenue. For the nine months ended September 30, 2022, three customers accounted for approximately 42%, 10%, and 48% of the Company’s property development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the nine months ended September 30, 2023 and 2022:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Nine Months Ended on September 30, 2023
Revenue	$20,227,362	$28,094	$12,786	$802,741	$21,070,983
Cost of Sales	(12,755,702)	(9,145)	(21,516)	(222,470)	(13,008,833)
Gross Margin	7,471,660	18,949	(8,730)	580,271	8,062,150
Operating Expenses	(1,418,743)	(327,746)	(638,738)	(4,734,061)	(7,119,288)
Operating Income (Loss)	6,052,917	(308,797)	(647,468)	(4,153,790)	942,862
Other Income (Expense)	58,635	36,855	(223,570)	(27,932,254)	(28,060,334)
Net Income (Loss) Before Income Tax	6,111,552	(271,942)	(871,038)	(32,086,044)	(27,117,472)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Nine Months Ended on September 30, 2022
Revenue	$2,494,707	$14,066	$771,847	$319,862	$3,600,482
Cost of Sales	(1,880,914)	(4,574)	(512,931)	(80,177)	(2,478,596)
Gross Margin	613,793	9,492	258,916	239,685	1,121,886
Operating Expenses	(1,988,323)	(255,764)	(587,051)	(3,669,563)	$(6,500,701)
Operating Loss	(1,374,530)	(246,272)	(328,135)	(3,429,878)	(5,378,815)
Other Income (Expense)	26,505	(1,359,913)	(3,535,998)	(20,677,529)	$(25,546,935)
Net Loss Before Income Tax	(1,348,025)	(1,606,185)	(3,864,133)	(24,107,407)	(30,925,750)

September 30, 2023
Cash and Restricted Cash	$2,819,771	$340,891	$779,853	$24,825,105	$28,765,620
Total Assets	61,826,413	10,582,474	3,231,865	81,373,656	157,014,408

December 31, 2022
Cash and Restricted Cash	$2,592,577	$514,260	$1,338,404	$14,076,662	$18,521,903
Total Assets	57,951,324	3,184,416	4,861,615	87,492,981	153,490,336

5. REAL ESTATE ASSETS

As of September 30, 2023 and December 31, 2022, real estate assets consisted of the following:

	September 30, 2023	December 31, 2022

Construction in Progress	$5,380,250	$15,506,572
Land Held for Development	3,395,701	7,943,126
Rental Properties, net	31,129,286	31,169,031
Total Real Estate Assets	$39,905,237	$54,618,729

Single family residential properties

As of September 30, 2023 and December 31, 2022, the Company owned 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $259,405 and $161,182 in the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $779,232 and $474,936 in the nine months ended September 30, 2023 and 2022, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SRFs as of September 30, 2023:

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On September 30, 2023 and December 31, 2022, there was $0 held on deposit. Remaining balance of $31,553 was repaid during 2022.

7. NOTES PAYABLE

As of September 30, 2023 and December 31, 2022, notes payable consisted of the following:

	September 30, 2023	December 31, 2022
Motor Vehicle Loans	$159,209	$181,846
Total notes payable	$159,209	$181,846

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bears interest rate of LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. As of September 30, 2023, the outstanding balance of the revolving loan was $0. As part of the transaction, the Company incurred loan origination fees and closing fees in the amount of $381,823 and capitalized it into construction in process. On March 15, 2022, approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit.

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

The PPP Term Note was unsecured and guaranteed by the United States Small Business Administration (“SBA”). The Company applied to M&T Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to at least 60% of payroll costs and other eligible payments incurred by the Company, calculated in accordance with the terms of the CARES Act. In April 2022 the Company received confirmation that the PPP Loan was fully forgiven.

The Company may be subject to CARES Act specific lookbacks and audits of the loan forgiveness as part of the SBA’s audit process.

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

Future minimum principal payments under existing motor vehicle loans at September 30, 2023 in each calendar year through the end of their terms are as follows:

2024	$29,735
2025	29,735
2026	29,735
2027	29,735
2028	24,097
Thereafter	16,172
Total Future Receipts	$159,209

8. RELATED PARTY TRANSACTIONS

Purchase of Shares and Warrants from NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and warrants to purchase 1,220,390,000 shares with an exercise price of $0.0001 per share, from NECV, for an aggregate purchase price of $122,039. We value the NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the NECV warrants were $860,342 as of July 17, 2020, the purchase date, $430 as of September 30, 2023 and $327,565 as of December 31, 2022. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital at December 31, 2021, as it was a related party transaction.

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

Consolidation of Alset Capital Acquisition Corp.

On May 1, 2023, Alset Capital Acquisition Corp. (“Alset Capital”) held a Special Meeting of Stockholders. In connection with the Special Meeting and certain amendments to Alset Capital’s Amended and Restated Certificate of Incorporation, 6,648,964 shares of Alset Capital’s Class A Common Stock were rendered for redemption. Following the redemption, 2,449,786 shares of Class A Common Stock of Alset Capital remained issued and outstanding, including 473,750 shares held by the Company. The Company also owns 2,156,250 shares of Alset Capital’s Class B Common Stock. Following the redemptions, Company’s ownership in Alset Capital has increased from 23.4% of the total shares of common stock to 58.0% of the total number of outstanding shares of the two classes. The Company recognized $21,657,036 loss on the consolidation of Alset Capital. The loss is included in Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2023.

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

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of September 30, 2023 and December 31, 2022, the outstanding balance was $12,042 and $12,668, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of September 30, 2023 and December 31, 2022, the outstanding balance was $4,141 and $4,158, respectively.

Management Fees

MacKenzie Equity Partners, LLC, an entity affiliated with Charles MacKenzie, the Chief Development Officer of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services. In addition, MacKenzie Equity Partners has been paid certain bonuses, including (i) a sum of $50,000 in June, 2022; and (ii) a sum of $50,000 in August 2023. MacKenzie Equity Partners will be entitled to receive an additional bonus of $50,000 in December, 2023.

The Company incurred expenses of $125,000 and $275,000 in the three and nine months ended September 30, 2023, respectively, and $75,000 and $275,000 in the three and nine months ended September 30, 2022, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. In June 2022 and August, 2023, MacKenzie Equity Partners was paid $50,000 and $50,000 bonus payment, respectively. On September 30, 2023 and December 31, 2022, the Company owed this related party $25,000 and $25,000, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company provided advances for operation of $236,699 to HWH World Co., a direct sales company in Thailand of which the Company holds approximately 19% ownership.

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

In June 2022, Alset International Limited, a subsidiary of the Company, entered into a stock purchase agreement with one of our directors and paid $1,746,279 to one of our directors as the consideration for purchase of 7,276,163 common shares of Value Exchange International. This transaction was terminated under the agreement of both parties thereafter. On October 17, 2022 the Company purchased 7,276,163 common shares of Value Exchange International for an aggregate purchase price of $1,743,734. After the transaction the Company owns approximately 48.7% of Value Exchange International.

On July 28, 2022 Hapi Café Inc. entered into binding term sheet (the “First Term Sheet”) with Ketomei Pte Ltd and Tong Leok Siong Constant, pursuant to which Hapi Café lent Ketomei $41,750. This loan has a 0% interest rate for the first 60 days and an interest rate of 8% per annum afterwards. On August 4, 2022 the same parties entered into another binding term sheet (the “Second Term Sheet”) pursuant to which Hapi Café agreed to lend Ketomei up to S$360,000 Singapore Dollars (equal to approximately $250,500 US Dollars) pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 8%. In addition, pursuant to the Second Term Sheet, the July 28, 2022 loan was modified to include conversion rights. In August 2022, Ketomei drew $29,922 from the loan. As of September 30, 2023 and December 31, 2022, Ketomei owed $323,482 and $198,162 to Hapi Café, respectively.

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matures on January 12, 2023, with automatic three-month extension. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of September 30, 2023 and December 31, 2022 LVAML owes the Company $507,404 and $3,042,811, respectively.

On January 27, 2023, the Company’s subsidiary Hapi Metaverse Inc. and New Electric CV Corp. (“NECV,” and together with Hapi Metaverse Inc., the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with Value Exchange International, Inc. (“Value Exchange”), a Nevada corporation. The Credit Agreement provides Value Exchange with a maximum credit line of $1,500,000 (“Maximum Credit Line”) with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The principal amount of any advance of money under the Credit Agreement (each being referred to as an “Advance”) is due in a lump sum, balloon payment on the third annual anniversary of the date of the Advance (“Advance Maturity Date”). Accrued and unpaid interest on any Advance is due and payable on a semi-annual basis with interest payments due on the last business day of June and last business day of December of each year. A Lender may demand that any portion or all of the unpaid principal amount of any Advance as well as accrued and unpaid interest thereon may be paid by shares of Value Exchange Common Stock in lieu of cash payment. On September 6, 2023, the Company’s subsidiary Hapi Metaverse Inc. converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of Value Exchange’s common stock. Under the terms of the Credit Agreement, the Company’s majority-owned subsidiary Hapi Metaverse Inc. received common stock warrants to purchase a maximum of 36,723,160 shares of Value Exchange common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. As of September 30, 2023, $100,000 of credit remained outstanding, and interest income of $21,392 and $60,362 is included in interest income in the three and nine months ended September 30, 2023, respectively.

9. GOODWILL

The Company and its subsidiaries continually evaluate potential acquisitions that align with the Company’s plans. Starting an F&B business in Hong Kong, China, and Taiwan can be an excellent opportunity due to the large consumer market, diverse food culture, high demand for international cuisine, favorable business environment, skilled labor force, and opportunities for growth.

On October 4, 2022, the Company completed its first F&B business acquisition of MOC HK Limited, a F&B business started in Hong Kong. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date.

As a result of the acquisition of MOC, goodwill of $60,363 generated in a business combination represents the purchase price of $70,523 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment.

On June 14, 2023, the Company completed its online travel business acquisition of Hapi Travel Limited, an online travel business started in Hong Kong. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date.

As a result of the acquisition of HTL, goodwill of $214,174 generated in a business combination represents the purchase price of $214,993 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment.

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s evaluation of goodwill completed during the period resulted in no impairment losses.

The table below reflects the Company’s estimates of the acquisition date fair value of the assets acquired and liabilities assumed for the 2022 and 2023 acquisition:

	MOC	HTL
Acquisition Date	October 4, 2022	June 14, 2023

Purchase Price
Cash	$70,523	$214,993
Total purchase consideration	70,523	214,993

Purchase Price Allocation
Assets acquired
Current assets	32,700	15,098
Property and Equipment, net	11,266	1,485
Operating lease right-of-use assets, net	114,232	16,516
Total assets acquired	158,198	33,099

Liabilities assumed:
Current liabilities	(33,437)	(20,885)
Operating lease liability	(114,232)	(11,395)
Accrued taxes	(349)	-
Total liabilities assumed	(148,018)	(32,280)

Net assets acquired	10,180	819
Goodwill	60,343	214,174
Total purchase consideration	$70,523	$214,993

The following table summarizes changes in the carrying amount of goodwill at September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022

Balance at beginning of the period/year	$60,343	$-
Acquisitions	214,174	60,343
Foreign currency exchange adjustment	(72)
Balance as of end of the period/year	$274,445	$60,343

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

On September 30, 2023, there were 9,235,119 common shares issued and outstanding.

The following table summarizes the warrant activity for the nine months ended September 30, 2023.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2022	634,488	$80.32	3.23	$-
Warrants Vested and exercisable at December 31, 2022	634,488	$80.32	3.23	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	26,038	53.00
Warrants Outstanding as of September 30, 2023	608,451	$115.14	2.60	$-
Warrants Vested and exercisable at September 30, 2023	608,451	$115.14	2.60	$-

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

Due to these transactions the Company’s ownership of Alset International changed from 76.8% as of December 31, 2021 to 85.4% as of September 30, 2023 and December 31, 2022.

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

Class A Common Stock of Alset Capital Acquisition Corp. Subject to Possible Redemption

The Company accounts for its, and its subsidiaries’ common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023, the Class A common stock of Alset Capital Acquisition Corp. subject to possible redemption in the amount of $20,382,965, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

On May 1, 2023, after the redemptions (for further details on this transaction refer to Note 8. – Related Party Transactions, Consolidation of Alset Capital Acquisition Corp.), the Company consolidated Alset Capital. As of September 30, 2023, non-controlling interest of $(844,994) was recorded as temporary equity, since these non-controlling interests are considered redeemable noncontrolling interests in accordance with ASC 810-10 and ASC 480-10-S99-3A.

11. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one or two years. Future minimum rental revenue under existing leases on our properties at September 30, 2023 in each calendar year through the end of their terms are as follows:

2023	$915,765
2024	691,045
Total Future Receipts	$1,606,810

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended September 30, 2023 and 2022, property management fees incurred by the property managers were $35,370 and $28,890, respectively. For the nine months ended September 30, 2023 and 2022, property management fees incurred by the property managers were $101,970 and $60,390, respectively. For the three months ended September 30, 2023 and 2022, leasing fees incurred by the property managers were $29,360 and $36,420, respectively. For the nine months ended September 30, 2023 and 2022, leasing fees incurred by the property managers were $96,115 and $149,625, respectively.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2023	$(54,921)	$121,272	$3,769,712	$3,836,063

Other Comprehensive Income	-	936,265	-	936,265

Balance at March 31, 2023	$(54,921)	$1,057,537	$3,769,712	$4,772,328

Other Comprehensive Loss	-	(1,849,049)	-	(1,849,049)

Balance at June 30, 2023	$(54,921)	$(791,512)	$3,769,712	$2,923,279

Other Comprehensive Loss	-	(1,583,130)	11,386	(1,571,744)

Balance at September 30, 2023	$(54,921)	$(2,374,642)	$3,781,098	$1,351,535

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2022	$(90,031)	$(367,895)	$799,572	$341,646

Other Comprehensive Income	(7,027)	(499,967)	459,069	(47,925)

Balance at March 31, 2022	$(97,058)	$(867,862)	$1,258,641	$293,721

Other Comprehensive Income	(505)	(3,002,167)	3,266,996	264,324

Balance at June 30, 2022	$(97,563)	$(3,870,029)	$4,525,637	$558,045

Other Comprehensive Income	42,642	370,778	(486,134)	(72,714)

Balance at September 30, 2022	$(54,921)	$(3,499,251)	$4,039,503	$485,331

13. INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
September 30, 2023
Assets
Investment Securities- Fair Value	$270,253	$-	$-	$270,253
Investment Securities- Fair Value - Related Party	15,594,980	-	-	15,594,980
Investment Securities- Trading	1,711,616	-	-	1,711,616
Convertible Note Receivable	-	-	88,599	88,599
Warrants - New Electric CV Corp.	-	-	430	430
Warrants - VEII	-	-	6,449,100	6,449,100

Total Investment in securities at Fair Value	$17,576,849	$-	$6,538,129	$24,114,978

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2022
Assets
Investment Securities- Fair Value	$884,432	$-	$-	$884,432
Investment Securities- Fair Value - Related Party	12,865,525	-	-	12,865,525
Investment Securities- Trading	5,315,204	-	-	5,315,204
Convertible Note Receivable	-	-	88,599	88,599
Warrants - New Electric CV Corp.	-	-	327,565	327,565

Total Investment in securities at Fair Value	$19,065,161	$-	$416,164	$19,481,325

Realized loss on investment securities for the nine months ended September 30, 2023 was $11,291,166 and realized loss on investment securities for the nine months ended September 30, 2022 was $6,500,573. Unrealized loss on securities investment was $6,910,205 and $21,773,223 in the nine months ended September 30, 2023 and 2022, respectively. These gains and losses were recorded directly to net loss. The change in fair value of the convertible note receivable in the nine months ended September 30, 2023 and 2022 was $0 and $40,201, respectively, and was recorded in condensed consolidated statements of stockholders’ equity.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from the local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at September 30, 2023 and December 31, 2022, respectively.

	Share price		Market Value
	9/30/2023	Shares	9/30/2023	Valuation

DSS (Related Party)	$0.180	62,812,264	$11,306,208	Investment in Securities at Fair Value

AMBS	$0.001	20,000,000	$16,000	Investment in Securities at Fair Value

Holista	$0.006	39,376,205	$254,253	Investment in Securities at Fair Value

New Electric CV (Related Party)	$0.000	354,039,000	$0	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.176	21,179,275	$3,736,024	Investment in Securities at Fair Value

Sharing Services (Related Party)	$0.004	125,624,528	$552,748	Investment in Securities at Fair Value

Trading Stocks			$1,711,615	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$17,576,849
Nervotec	N/A	1,666	$36,633	Investment in Securities at Cost
HWH World Co.	N/A	3,800	$42,562	Investment in Securities at Cost
UBeauty	N/A	3,600	$19,609	Investment in Securities at Cost
	Total Equity Securities		$17,675,653

	Share price		Market Value
	12/31/2022	Shares	12/31/2022	Valuation

DSS (Related Party)	$0.164	62,812,264	$10,301,211	Investment in Securities at Fair Value

AMBS (Related Party)	$0.002	20,000,000	$34,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.020	42,999,621	$850,432	Investment in Securities at Fair Value

New Electric CV (Related Party)	$0.001	354,039,000	$212,423	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.170	13,834,643	$2,351,889	Investment in Securities at Fair Value

Trading Stocks			$5,315,204	Investment in Securities at Fair Value

Total Level 1 Equity Securities			$19,065,161

Nervotec	N/A	1,666	$35,958	Investment in Securities at Cost
HWH World Co.	N/A	3,800	$42,562	Investment in Securities at Cost
UBeauty	N/A	3,600	$19,609	Investment in Securities at Cost
	Total Equity Securities		$19,163,290

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

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2023 and 2022:

Total
Balance at January 1, 2023	$327,565
Total gains	62,348
Balance at March 31, 2023	$389,913
Total losses	(342,798)
Balance at June 30, 2023	$47,115
Acquisition of VEII warrants	6,488,457
Total gains	2,557
Balance at September 30, 2023	$6,538,129

Total
Balance at January 1, 2022	$1,108,252
Total losses	(203,463)
Balance at March 31, 2022	$904,789
Total losses	(591)
Balance at June 30, 2022	$904,198
Total losses	49,915
Balance at September 30, 2022	$954,113

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible bond of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of September 30, 2023, the management estimated that the fair value of this note remained unchanged from its initial purchase price.

Warrants

AMRE

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

NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of NECV for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2021 and 2022. The Company did not exercise any warrants during nine months ended September 30, 2023. We value NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV was $430 as of September 30, 2023 and $327,565 as of December 31, 2022.

The fair value of the NECV warrants under level 3 category as of September 30, 2023 and December 31, 2022 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2023	December 31, 2022

Stock Price	$0.0001	$0.0006
Exercise price	0.001	0.001
Risk free interest rate	4.62%	3.95%
Annualized volatility	869.4%	186.1%
Dividend Yield	0.00	0.00
Year to maturity	6.82	7.56

VEII

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of September 30, 2023, the fair value of the warrants was $6,449,100. The Company did not exercise any warrants during nine months ended September 30, 2023. The Company values VEII warrants under level 3 category through a Black Scholes option pricing model.

The fair value of the VEII warrants under level 3 category as of September 6, 2023, and September 30, 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2023	September 6, 2023

Stock price	$0.1756	$0.1770
Exercise price	0.1770	0.1770
Risk free interest rate	8.50%	8.50%
Annualized volatility	270.02%	273.79%
Dividend Yield	$0.00	$0.00
Year to maturity	4.94	5.00

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

During the three months ended on September 30, 2023 and 2022, NVR purchased 0 lots. During the nine months ended on September 30, 2023 and 2022, NVR purchased 0 and 3 lots, respectively. Through September 30, 2023 and December 31, 2022, NVR had purchased a total of 479 lots.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of September 30, 2023 and December 31, 2022, the accrued balance due to NVR was $189,475.

Leases

The Company leases offices in Bethesda, Maryland, Magnolia, Texas, Singapore, Hong Kong, South Korea and China through leased spaces aggregating approximately 30,000 square feet, under leases expiring on various dates from November 2023 to March 2027. The leases have rental rates ranging from $1,401 to $23,020 per month. Our total rent expense under these office leases was $274,980 and $179,094 in the three months ended September 30, 2023 and 2022, respectively. Our total rent expense under these office leases was $800,762 and $492,034 in the nine months ended September 30, 2023 and 2022, respectively. Total cash paid for operating leases was $846,983 and $618,114 for the nine months ended September 30, 2023 and 2022, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2021
Singapore - AI	June 2023 to May 2026
Singapore – F&B	October 2021 to October 2024
Singapore – Four Seasons Park	July 2022 to July 2024
Singapore – Hapi Cafe	July 2022 to June 2024
Singapore - PLQ	December 2022 to July 2024
Hong Kong - Office	October 2022 to October 2024
Hong Kong - Warehouse	November 2022 to October 2024
Hong Kong - Shop	October 2022 to September 2024
Hong Kong – Hapi Travel	September 2023 to August 2025
South Korea – Hapi Cafe	August 2022 to August 2025
South Korea – HWH World	August 2022 to July 2025
Magnolia, Texas	May 2022 – January 2023
Bethesda, Maryland	January 2021 to March 2024
China - Cafe	December 2022 - November 2023
China - Office	March 2023 – March 2027

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms of 12 months or less. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 0.35% to 3.9% in 2023 and 2022, which were used as the discount rates. The Company’s weighted-average remaining lease term relating to its operating leases is 1.93 years. The balances of operating lease right-of-use assets and operating lease liabilities as of September 30, 2023 were $1,695,055 and $1,725,243 respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2022 were $1,614,159 and $1,628,039, respectively.

The table below summarizes future payments due under these leases as of September 30, 2023.

For the Years Ended September 30:

2024	$1,047,474
2025	529,156
2026	147,129
2027	18,396
Total Minimum Lease Payments	$1,742,155
Less: Effect of Discounting	(16,912)
Present Value of Future Minimum Lease Payments	1,725,243
Less: Current Obligations under Leases	(207,301)
Long-term Lease Obligations	$1,517,942

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

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of September 30, 2023 and December 31, 2022, the security deposits held in the trust account were $294,255 and $271,480, respectively.

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

The following tables summarize stock option activity under the 2013 Plan for the nine months ended September 30, 2023:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	1,061,333	$0.09	2.00	$-
Vested and exercisable at January 1, 2022	1,061,333	$0.09	2.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2022	1,061,333	$0.09	1.00	$-
Vested and exercisable at December 31, 2022	1,061,333	$0.09	1.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of September 30, 2023	1,061,333	$0.09	0.25	$-
Vested and exercisable at September 30, 2023	1,061,333	$0.09	0.25	$-

16. SUBSEQUENT EVENTS

On September 28, 2023, Alset International Limited, a subsidiary of the Company, finalized a Loan Agreement and Promissory Note with Value Exchange International, Inc. (“VEII”), extending an unsecured loan of $500,000. The principal bears simple interest at a rate of Eight Percent (8%) per annum. As of September 30, 2023, the loan had not yet been disbursed to VEII. On October 3, 2023, $500,000 of the loan amount was transferred to VEII.

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

We also have ownership interests outside of Alset International, including a 36.9% equity interest in American Pacific Bancorp Inc., an indirect 14.1% equity interest in Holista CollTech Limited, a 44.8% equity interest in DSS Inc. (“DSS”), a 48.7% equity interest in Value Exchange International, Inc., a 0.5% equity interest in New Electric CV Corporation (“NECV” formerly known as “American Premium Mining Corporation” or “APM,” and earlier known as “American Premium Water Corp.”), and 33.4% equity interest in Sharing Services Global Corp. (“SHRG”). American Pacific Bancorp Inc. is a financial network holding company. Holista CollTech Limited is a public Australian company that produces natural food ingredients (ASX: HCT). DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, consumer marketing, commercial lending, securities and investment management, alternative trading, secure living, and alternative energy. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). NECV is a publicly traded consumer products company (OTCPK: HIPH). SHRG markets and distributes health and wellness products, as well as member-based travel services, using a direct selling business model. SHRG is traded on the OTCQB (OTCQB: SHRG).

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

Following a Special Meeting of Stockholders held on May 1, 2023 (the “Alset Capital Special Meeting”), Alset Capital filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on May 2, 2023, to (i) revise Alset Capital’s right to extend the date by which it has to consummate a business combination; and (ii) expand the methods that it may employ to not become subject to the “penny stock” rules of the Securities and Exchange Commission.

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

On August 1, 2023, Alset Capital held a Special Meeting of Stockholders. In connection with this Special Meeting, Alset Capital’s business combination with HWH International Inc. was approved by its stockholders and certain amendments to Alset Capital’s Amended and Restated Certification of Incorporation were also approved. Alset Capital is working to close the business combination, subject to the completion of certain closing conditions.

On November 2, 2023, Alset Capital held an additional Special Meeting of Stockholders. The stockholders of Alset Capital extended the date before which the Company must complete a business combination from November 3, 2023, to February 3, 2024.

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

Purchase of Value Exchange International, Inc. Shares and Conversion of Loan

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

In September of 2023, the Company’s subsidiary Hapi Metaverse converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s common stock. Under the terms of the Credit Agreement, the Company’s subsidiary Hapi Metaverse received common stock warrants to purchase a maximum of 36,723,160 shares of VEII common stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

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

● Our ability to control our operating expenses as we expand each of our businesses and product and service offerings; and

● The effects of public health issues such as a major epidemic or pandemic, including the impact of COVID-19 on the economy and our business.

Results of Operations

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

	Three- Months Ended		Nine-months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$990,199	$721,905	$21,070,983	$3,600,482
Operating Expenses	$3,067,103	$2,792,917	$20,128,121	$8,979,297
Other Expenses	$14,903,980	$11,163,538	$28,060,334	$25,546,935
Income Tax (Expense) Benefit	(45,124)	153,159	(45,124)	(68,955)
Net Loss	$17,026,008	$13,081,391	$27,162,596	$30,994,705

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three-months Ended		Change
	September 30, 2023	September 30, 2022	Dollars	Percentage
Real Estate	$711,634	$569,791	$141,843	25%
Biohealth	-	22,154	(22,154)	-100%
Digital Transformation Technology	20	6,365	(6,345)	-100%
Other	278,545	123,595	154,950	125%
Total Revenue	$990,199	$721,905	$268,294	37%

	Nine-months Ended		Change
	September 30, 2023	September 30, 2022	Dollars	Percentage
Real Estate	$20,227,362	$2,494,707	$17,732,655	711%
Biohealth	12,786	771,847	(759,061)	-98%
Digital Transformation Technology	28,094	14,066	14,028	100%
Other	802,741	319,862	482,879	151%
Total Revenue	$21,070,983	$3,600,482	$17,470,501	485%

Revenue was $990,199 and $721,905 for the three months ended September 30, 2023 and 2022, respectively. Revenue was $21,070,983 and $3,600,482 for the nine months ended September 30, 2023 and 2022, respectively. The increase in property sales from the Black Oak Project in the second quarter of 2023 contributed to higher revenue in this period.

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

In May 2023, the Company entered into lease agreement for its model house located in Montgomery County, Texas (AHR Black Oak Lease Agreement”). The revenue from the lease was $6,300 and $10,500 in the three and nine months ending September 30, 2023.

In 2022 the last three homes in the Ballenger Project were sold. In this project, builders were required to purchase a minimum number of lots based on their applicable sale agreements. We collected revenue only from the sale of lots to builders. We are not involved in the construction of homes at the present time.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $9,968 in the three months ended September 30, 2022 to $0 in the three months ended September 30, 2023. Income from the sale of FFBs decreased from $126,055 in the nine months ended September 30, 2022 to $0 in the nine months ended September 30, 2023. The decrease is a result of the decreased sale of properties to homebuyers in 2023.

Revenue from rental business was $705,334 and $569,791 in the three months ended September 30, 2023 and 2022, respectively. Revenue from rental business was $2,030,112 and $1,206,273 in the nine months ended September 30, 2023 and 2022, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

In recent years, the Company expanded its biohealth segment to the South Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc (“HWH World”). HWH World operates based on a direct sale model of health supplements. HWH World recognized $0 and $ 22,154 in revenue in the three months ended September 30, 2023 and 2022, respectively. HWH World recognized $12,587 and $771,847 in revenue in the nine months ended September 30, 2023 and 2022, respectively.

The category described as “Other” includes corporate and financial services, food and beverage business and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended September 30, 2023 and 2022, the revenue from other businesses was $278,545 and $123,595, respectively. In the nine months ended September 30, 2023 and 2022, the revenue from other businesses was $802,741 and $319,862, respectively, generated by Korean and Singaporean café shops and restaurants.

Cost of Revenues and Operating Expenses

The following tables sets forth period-over-period changes in cost of revenues for each of our reporting segments:

	Three-months Ended		Change
	September 30, 2023	September 30, 2022	Dollars	Percentage
Real Estate	$587,232	$254,972	$332,260	130%
Biohealth	(88,141)	500,946	(589,087)	-118%
Digital Transformation Technology	6	1,782	(1,776)	-100%
Other	81,962	55,669	26,293	47%
Total Cost of Revenues	$581,059	$813,369	$(232,310)	-29%

	Nine-months Ended		Change
	September 30, 2023	September 30, 2022	Dollars	Percentage
Real Estate	$12,755,702	$1,880,914	$10,874,788	578%
Biohealth	21,516	512,931	(491,415)	-96%
Digital Transformation Technology	9,145	4,574	4,571	100%
Other	222,470	80,177	142,293	177%
Total Cost of Revenues	$13,008,833	$2,478,596	$10,530,237	425%

Cost of revenues decreased from $813,369 in the three months ended September 30, 2022 to $581,059 in the three months ended September 30, 2023. Cost of revenues increased from $2,478,596 in the nine months ended September 30, 2022 to $13,008,833 in the three months ended September 30, 2023. The increase is a result of the increase in sales in the Black Oak Project. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of revenues to increase as revenue increases.

The gross margin increased from negative $91,464 to $409,140 in the three months ended September 30, 2022 and 2023, respectively. The gross margin increased from $1,121,886 to $8,062,150 in the nine months ended September 30, 2022 and 2023, respectively. The increase of gross margin was caused by the increase in sales in the Black Oak Project.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three-months Ended		Change
	September 30, 2023	September 30, 2022	Dollars	Percentage
Real Estate	$426,542	$667,366	$(240,824)	-36%
Biohealth	160,821	311,416	(150,595)	-48%
Digital Transformation Technology	125,316	95,788	29,528	31%
Other	1,773,365	904,978	868,387	96%
Total Operating Expenses	$2,486,044	$1,979,548	$506,496	26%

	Nine-months Ended		Change
	September 30, 2023	September 30, 2022	Dollars	Percentage
Real Estate	$1,418,743	$1,988,323	$(569,580)	-29%
Biohealth	638,738	587,051	51,687	9%
Digital Transformation Technology	327,746	255,764	71,982	28%
Other	4,734,061	3,669,563	1,064,498	29%
Total Operating Expenses	$7,119,288	$6,500,701	$618,587	10%

The decrease of operating expenses of real estate in the first three and nine months of 2023 compared to the same period of 2022 was mostly caused by the decrease rental related expenses. Increase in expenses in our other businesses is mainly caused by the increase in professional and consulting fees.

Other Income (Expense)

In the three months ended September 30, 2023, the Company had other expense of $14,903,980 compared to other expenses of $ 11,163,538 in the three months ended September 30, 2022. In the nine months ended September 30, 2023, the Company had other expense of $28,060,334 compared to other expenses of $25,546,935 in the nine months ended September 30, 2022. The change in realized and unrealized gain (loss) on securities investments and loss on consolidation of Alset Capital Acquisition Corp. are the primary reasons for the volatility in these two periods. Unrealized loss on securities investment was $10,742,675 in the three months ended September 30, 2023, compared to $11,006,833 loss in the three months ended September 30, 2022. Unrealized gain on securities investment was $6,910,205 in the nine months ended September 30, 2023, compared to $ 21,773,223 loss in the nine months ended September 30, 2022. Realized loss on security investment was $602,624 the three months ended September 30, 2023, compared to a loss of $145,122 in the three months ended September 30, 2022. Realized loss on security investment was $11,291,166 the nine months ended September 30, 2023, compared to a loss of $6,500,573 in the nine months ended September 30, 2022. Loss on consolidation was $21,657,036 in the three and nine months ended September 30, 2023, compared to loss on consolidation of $0 in the three and nine months ended September 30, 2022.

Net Loss

In the three months ended September 30, 2023 the Company had net loss of $17,026,008 compared to net loss of $13,081,391 in the three months ended September 30, 2022. In the nine months ended September 30, 2023 the Company had net loss of $27,162,596 compared to net loss of $30,994,705 in the nine months ended September 30, 2022.

Liquidity and Capital Resources

Our real estate assets have decreased to $39,905,237 as of September 30, 2023 from $54,618,729 as of December 31, 2022. This decrease primarily reflects the sale of properties in the Black Oak project.

Our cash has increased from $17,827,383 as of December 31, 2022 to $28,038,818 as of September 30, 2023. Our liabilities increased from $4,827,221 at December 31, 2022 to $8,149,184 at September 30, 2023. Our total assets have increased to $157,014,408 as of September 30, 2023 from $153,490,336 as of December 31, 2022 mainly due to increase in cash held in Trust Account after the consolidation of Alset Capital Acquisition Corp.

The management believes that the available cash in bank accounts and favorable cash revenue from real estate projects are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows for the Three Months Ended September 30, 2023 and 2022

	Nine-months Ended
	2023	2022
Net cash provided by (used in) operating activities	$8,255,675	$(28,331,829)
Net cash used in investing activities	$(748,188)	$(15,031,318)
Net cash provided by financing activities	$3,408,560	$5,996,133

Cash Flows from Operating Activities

Net cash provided by operating activities was $8,255,675 in the first nine months of 2023, as compared to net cash used in operating activities of $28,331,829 in the same period of 2022. Property sales from the Black Oak project in 2023 were the main reason for the cash provided by operating activities in 2023.

Cash Flows from Investing Activities

Net cash used in investing activities was $748,188 in the first nine months of 2023, as compared to net cash used in investing activities of $15,031,318 in the same period of 2022. In the nine months ended September 30, 2023 we invested $734,688 in real estate improvements, issued $1,693,455 in loans to related parties and received $2,675,735 from repayment of related party notes receivable. In the nine months ended September 30, 2022 we invested $8,479,968 in marketable securities, invested $6,057,493 to purchase real estate properties and $1,082,225 in real estate improvements.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3,408,560 in the nine months ended September 30, 2023, compared to net cash provided of $ 5,996,133 in the nine months ended September 30, 2022. The cash provided by financing activities in the first nine months of 2023 is caused by the proceeds from stock issuance of $3,433,921. The increase in cash provided by financing activities in the first nine months of 2022 was primarily caused by the proceeds from stock issuance of $6,213,000.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended September 30, 2023 or the year ended December 31, 2022. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $40 million and $51 million on September 30, 2023 and December 31, 2022, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $40 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2023, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of September 30, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALSET INC.

November 14, 2023	By:	/s/ Chan Heng Fai
Chan Heng Fai Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 14, 2023	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

November 14, 2023	By:	/s/ Rongguo Wei
Rongguo Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

November 14, 2023	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

