Form 10-K
period 2023-12-31
Alset Inc.
filed 2024-04-01
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $6,652,067, based upon the closing market price of $1.55 per share of common stock on the Nasdaq Capital Market. (For purposes of this calculation the registrant’s directors and officers are deemed affiliates of the registrant.)

As of April 1, 2024, there were 9,235,119 shares outstanding of the registrant’s common stock, $0.001 par value.

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

Alset Inc.

Form 10-K

For the Year Ended December 31, 2023

PART I

Item 1. Business.

Our Company

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage our three principal businesses primarily through our 85.5% owned subsidiary, Alset International Limited (“Alset International”), a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas, in our real estate segment. Recently, the Company expanded its real estate portfolio to single family rental homes, and we currently own 132 homes that are rented or are available for rent. In our digital transformation technology segment we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes sale of consumer products. We identify global businesses for acquisition, incubation and corporate advisory services, primarily related to our operating business segments.

We also have ownership interests outside of Alset International, including a 36.9% equity interest in American Pacific Bancorp Inc., an indirect 13% equity interest in Holista CollTech Limited, a 44.4% equity interest in DSS Inc. (“DSS”), an indirect 48.7% equity interest in Value Exchange International, Inc. and a 33.4% equity interest in Sharing Services Global Corporation. American Pacific Bancorp Inc. is a financial network holding company. Holista CollTech Limited is a public Australian company that produces natural food ingredients (ASX: HCT). DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, direct marketing, commercial lending, securities and investment management, alternative trading, digital transformation, secure living, and alternative energy. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). Sharing Services Global Corporation (OTCQB: SHRG), is a publicly traded company dedicated to building shareholder value by developing or acquiring businesses, products and technologies in the direct selling industry and other industries that augment the Company’s product and services portfolio, business competencies, and geographic reach.

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

The following chart illustrates the current corporate structure of our key operating entities:

Our Current Operations

Real Estate

Property Development Business

Our real estate business is primarily conducted through our indirect subsidiary, LiquidValue Development Inc. (“LiquidValue Development”), a 99.9%-owned U.S. subsidiary of Alset International, which owns, operates and manages real estate development projects with a focus on land subdivision developments. We generally contract out all real estate development activities, working with engineers, surveyors, architects and general contractors through each phase, including planning, design and construction. Once the contractors complete the land development, we then sell the developed lots to builders for the construction of new homes. Where possible, we have attempted to pre-sell these lots before they are fully developed. LiquidValue Development’s main assets are two such subdivision development projects, one near Houston, Texas (known as Lakes at Black Oak), and one in Frederick, Maryland (known as Ballenger Run).

Our property development business is headquartered in Bethesda, Maryland. For the years ended December 31, 2023 and 2022, our property development business accounted for 82% and 29% of our total revenues, respectively.

Frederick, Maryland Property. In November 2015, we completed the $15.65 million acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into the Assignable Real Estate Sales Contract with NVR, Inc. (“NVR”) by which RBG Family, LLC would sell the 197 acres for $15 million to NVR. On December 10, 2014, NVR assigned this contract to SeD Maryland Development, LLC in the Assignment and Assumption Agreement and entered into a series of Lot Purchase Agreements by which NVR would purchase subdivided lots from SeD Maryland Development, LLC.

SeD Maryland Development’s acquisition of the 197 acres was funded in part from a $5.6 million deposit from NVR Inc. (“NVR”). The balance of $10.05 million was derived from a total equity contribution of $15.2 million by SeD Ballenger LLC (“SeD Ballenger”) and CNQC Maryland Development LLC (a unit of Qingjian International Group Co, Ltd, China, “CNQC”). The project is owned by SeD Maryland Development, LLC (“SeD Maryland”). SeD Maryland is 83.55% owned by SeD Ballenger and 16.45% by CNQC.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) which is comprised of: (1) a Note in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000, and (2) a letter of credit facility in an aggregate amount of up to $900,000 (the “L/C Facility”). The Note bore an interest rate of the one-month LIBOR plus 375 basis points. Commissions on each letter of credit (“L/C”) are 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event L/C is drawn down. The Note is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Development Loan Agreement was secured by $2,600,000 collateral fund and a Deed of Trust issued to M&T Bank on the property owned by SeD Maryland. The outstanding balance of the revolving loan is now $0. Approximately $100,000 is collateral for outstanding letters of credit.

The Company’s Ballenger Run project is nearly complete, as all lots have been sold and the Company is completing its final tasks related to the project.

Lakes at Black Oak Property, Texas. Our Lakes at Black Oak project is a land infrastructure development and sub-division project situated in Magnolia, Texas north of Houston. On July 3, 2018, our subsidiary 150 CCM Black Oak Ltd. entered into a Purchase and Sale Agreement with Houston LD, LLC for the sale of 124 lots within the Lakes at Black Oak project (the “Lakes at Black Oak Purchase Agreement”). Pursuant to the Lakes at Black Oak Purchase Agreement, it was agreed that 124 lots would be sold for a range of prices based on the lot type. In addition, Houston LD, LLC agreed to contribute a “community enhancement fee” for each lot, collectively totaling $310,000 which was held in escrow. 150 CCM Black Oak, Ltd. agreed to apply these funds exclusively towards an amenity package on the property.

On October 12, 2018, 150 CCM Black Oak, Ltd. entered into an Amended and Restated Purchase and Sale Agreement (the “Amended and Restated Lakes at Black Oak Purchase Agreement”) for these 124 lots. Pursuant to the Amended and Restated Lakes at Black Oak Purchase Agreement, the purchase price remained at $6,175,000. 150 CCM Black Oak, Ltd. was required to meet certain closing conditions and the timing for the closing was extended.

On January 18, 2019, the sale of 124 lots at Lakes at Black Oak was completed for $6,175,000 and the community enhancement fee equal to $310,000 was delivered to the escrow account, which was later drawn and closed. An impairment of real estate of approximately $2.4 million related to this sale was recorded on December 31, 2018. The revenue was recognized in January, 2019, when the sale was closed, and no gain or loss was recognized in January, 2019.

On July 20, 2018, Lakes at Black Oak received $4,592,079 of district reimbursement for previous construction costs incurred in the land development. Of this amount, $1,650,000 remained on deposit in the District’s Capital Projects Fund for the benefit of Lakes at Black Oak and to be released upon receipt of the evidence of the: (a) execution of a purchase agreement between Lakes at Black Oak and a home builder with respect to the Lakes at Black Oak development and (b) of the completion, finishing and making ready for home construction of at least 105 unfinished lots in the Lakes at Black Oak development. After entering the purchase agreement with Houston LD, LLC, the above requirements were met. The amount of the deposit was released to the Company.

On November 4, 2021, Lakes at Black Oak received $750,000 reimbursement from Aqua Texas pursuant to a contractual agreement whereby Aqua is obligated to pay 150 CCM Black Oak $6,000 for each connection made to an individual single-family home upon sale to the end customer.

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

On March 17, 2023, 150 CCM Black Oak Ltd. (the “Seller”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Davidson Homes, LLC, an Alabama limited liability company (“Davidson”). Pursuant to the terms of the Purchase and Sale Agreement, the Seller had agreed to sell approximately 189 single-family detached residential lots developed within section 2 of Lakes at Black Oak project. The sale of the first 94 lots closed on May 30, 2023. The sale of remaining lots closed on January 4, 2024.

Recent Agreements to Sell 142 Lots at Lakes at Black Oak and 63 Lots at Alset Villas

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership and an indirect, majority owned subsidiary of Alset Inc., entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots (the “Section 4 Agreement”) comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots (the “Alset Villas Agreement”) in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023.

Pursuant to the terms of each of the agreements, the lots will be sold at a fixed per-lot price, and the Seller will also be entitled to receive a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees are anticipated to equal to combined total of approximately $11 million for the two Agreements together; however, the purchase prices for each of the Agreements will be adjusted accordingly, if the total number of lots increases or decreases prior to the closing of the transactions contemplated by the Agreements.

The closing of the transactions described above depends on the satisfaction of certain conditions and is expected to take place during the second quarter of 2024.

Home Rental Business

Houston, Texas Rental Homes. In recent years, the Company expanded its real estate portfolio to single family rental houses. During 2022 and 2021 the Company signed multiple purchase agreements to acquire 20 and 112 homes, respectively, in Montgomery and Harris Counties, Texas. By December 31, 2022, the acquisition of all 132 homes was completed with an aggregate purchase cost of $30,998,258. All of these purchased homes are properties of our rental business.

On December 9, 2022, Alset Inc. entered into an agreement with Alset EHome Inc. and Alset International Limited pursuant to which Alset Inc. agreed to reorganize the ownership of its home rental business. Previously, Alset Inc. and certain majority-owned subsidiaries collectively owned 132 single-family rental homes in Texas. 112 of these rental homes are owned by subsidiaries of American Home REIT Inc. (“AHR”). Alset Inc. owns 85.5% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of Alset EHome Inc.

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

In approximately 96 of the 132 single-family rental homes that were acquired by our subsidiary in 2022 and 2021as a part of our commitment to advancing smart and healthy sustainable living, we installed Tesla PV solar panels and Powerwalls. In addition, we added technologies at many of the single-family rental homes such as (i) smart solar, thermostat, and energy usage controls; (ii) smart lighting controls; (iii) smart locks and security; and (iv) smart home automation devices. We believe these and other technologies will be attractive to renters.

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

Through our subsidiaries, we will explore the potential to pursue other business opportunities related to real estate. The Company is evaluating the potential to enter into additional activities related to solar energy and energy efficient products as well as smart home technologies. Through the Company’s eco-systems of businesses based around sustainable, healthy living communities, our Alset EHome Inc. subsidiary intends to develop single family homes which are eco-friendly. They will be fitted out with solar energy products such as photovoltaic systems, battery systems, and car charging ports for sustainable transport as well as other energy efficient systems. The Company also envisions acquiring land surrounding its communities for solar farm projects to power these communities. The company intends to continue to explore other projects in and around Houston, Texas and bring this concept to other strategic parts of the US.

Digital Transformation Technology

Our digital transformation technology business unit is committed to enabling enterprises to engage in a digital transformation by providing support, implementation and development services with various technologies including blockchain, e-commerce, social media, artificial intelligent customer service application and metaverse services. We commenced our technology business in 2015 through Hapi Metaverse Inc. (“Hapi Metaverse”) (formerly known as GigWorld Inc.), our 99.6% owned subsidiary. Its technology platform focuses on business-to-business, or B2B, solutions, such as communications and workflow, through instant messaging, international calling, social media, e-commerce. Hapi Metaverse’s latest investment into Value Exchange International Inc. (“VEII”) expanded our offering to retail business digital transformation such as supermarket and chain stores. Hapi Metaverse is now the largest stockholder of VEII.

Through Hapi Metaverse, we have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for a company in Asia, and a real estate agent management platform in China. We have also enhanced our technological integration capability to include artificial intelligence in the area of customer service, augmented reality, and the metaverse.

While focusing on development and integration services by building white label mobile applications for eCommerce and community engagement such as direct marketing and affiliate marketing, VEII has been working on I.T. Services for major retailers in Asia for retail solutions integration.

We believe that the increasing deployment of the technology both in membership engagement as well as in the retail industry will allow for feedback from customers, and help us build a robust and scalable software. Adding latest technological framework such as A.I. and Metaverse allows the company to enhance our clients’ digital transformation journey with better consumer engagement and analytics.

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

Hapi Cafes. The Company, through Hapi Cafe Inc. (“HCI-T”), an indirect majority-owned subsidiary of the Company, commenced operation of two cafés during 2022 and 2021, which are located in Singapore and South Korea.

The cafes are operated by subsidiaries of HCI-T, namely Hapi Cafe SG Pte. Ltd. (“HCSG”) in Singapore and Hapi Cafe Korea Inc. (“HCKI”) in Seoul, South Korea. Hapi Cafes are distinctive lifestyle café outlets that strive to revolutionize the way individuals dine, work, and live, by providing a conducive environment for everyone to relish the four facets – health and wellness, fitness, productivity, and recreation all under one roof.

In February of 2024, HCI-T acquired an additional café in South Korea which has not yet commenced operations.

In recent months the Company incorporated three new subsidiaries Shenzhen Leyouyou Catering Management Co., Ltd., Dongguan Leyouyou Catering Management Co., Ltd. and GuangZhou Leyouyou Catering Management Co., Ltd in the People’s Republic of China. The three companies will be principally engaged in the food and beverage business in Mainland China.

Additionally, through its subsidiary MOC HK Limited, the Company is focusing on operating café business in Hong Kong.

During the years ended on December 31, 2023 and 2022, the revenue from the other business activities described above was approximately 5% and 13% of the total revenue, respectively.

True Partner Capital Holding Limited. On January 18, 2022, the Company entered into a stock purchase agreement with DSS, Inc., pursuant to which the Company has agreed to sell, through the transfer of subsidiary and otherwise, 62,122,908 shares of stock of True Partner Capital Holding Limited in exchange for 11,397,080 shares of the common stock of DSS. On February 28, 2022 the Company entered into a revised Stock Purchase Agreement with DSS, Inc., pursuant to which the Company has agreed to replace the January 18, 2022 agreement with a new agreement to sell a subsidiary holding 44,808,908 shares of stock of True Partner Capital Holding Limited, together with an additional 17,314,000 shares of True Partner Capital Holding Limited (for a total of 62,122,908 shares) in exchange for 17,570,948 shares of common stock of DSS (the “DSS Shares”). The issuance of the DSS Shares was be subject to the approval of the NYSE American (on which the common stock of DSS is listed) and DSS’s shareholders. The transaction closed on May 17, 2022.

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

Planned Acquisition of New Energy Asia Pacific Inc. On December 13, 2023, the Company entered into a term sheet (the “Term Sheet”), with Chan Heng Fai (the “Seller”), the Chairman of the Board of Directors, Chief Executive Officer and largest stockholder of the Company. Pursuant to the Term Sheet, the Company will purchase from the Seller all of the issued and outstanding shares of New Energy Asia Pacific Inc. (“NEAPI”), a corporation incorporated in the State of Nevada. NEAPI owns 41.5% of the issued and outstanding shares of New Energy Asia Pacific Limited (“New Energy”), a Hong Kong corporation.

Under the terms of the Term Sheet, the consideration for the acquisition of NEAPI will be $103,750,000.00, to be paid in the form of a convertible promissory note (the “Note”) to be issued to the Seller. The Note shall have a term of five years and shall pay interest at a rate of 3% per annum. Either the Company or the Seller may convert all or any portion of the outstanding debt contemplated by the Note into shares of the Company’s common stock during the term of the Note. The conversion price for the Note has been set at $12.00 per share (based on a calculation of the approximate adjusted NAV of the Company per share as at September 30, 2023) which is equivalent to approximately 16 times the last market trading price of AEI of $0.75 as of December 12, 2023. The closing of this acquisition will be subject to certain standard closing conditions, including stockholder approval and no objection from Nasdaq.

New Energy focuses on distributing all-electric versions of special-purpose and transportation vehicles, charging stations and batteries. The Company intends for this to be a strategic move, in line with the Company’s commitment to advancing sustainable and eco-friendly solutions for the future. Currently, New Energy has a strong pipeline of demand, with signed collective sales secured via Memorandums of Understanding totaling up to $42 million in value and continues to garner strong interest from local government departments and market demand. New Energy will seek to significantly increase revenues in the coming months relating to both electric chargers and electric vehicles. New Energy’s expertise extends across Asia, with established service and training centers in China and Hong Kong, and ongoing development planned in various parts of the world. The Seller is a member of the Board of Directors of New Energy.

The Term Sheet was approved by the Audit Committee of the Board of Directors and by the Board of Directors of the Company. The Company’s Board of Directors has received a fairness opinion reflecting that the transaction is fair to the Company’s stockholders from a financial point of view. The Seller and his son, who is also a member of the Company’s Board of Directors, recused themselves from all deliberation and voting regarding this acquisition and the Term Sheet.

The Company and the Seller anticipate entering into definitive documents for this acquisition in the immediate future.

Agreements to Sell Stock of HWH International Inc.

On November 21, 2023, Alset International Limited, an 85.5%-owned subsidiary of the Company entered into two Stock Purchase Agreements (each, a “Stock Purchase Agreement,” collectively the “Stock Purchase Agreements”), with each of Teh Wing Kwan, a citizen of Singapore, and Massive Brilliant Limited, a Hong Kong limited company (each an “Investor,” collectively, the “Investors”), the terms of each Stock Purchase Agreement being substantially the same. Pursuant to the terms of the Stock Purchase Agreements, Alset International Limited agreed to sell 640 shares (the “Shares”) of the Common Stock of HWH International Inc., a Nevada corporation and a wholly owned subsidiary of Alset International Limited (“HWH International”), to each Investor. The consideration for each of the two purchases of stock was Eight Million U.S. Dollars ($8,000,000.00) paid through the issuance of a promissory note made to Alset International Limited by each Investor. This transaction has not closed as of December 31, 2023.

Each Investor also entered into a Security Agreement, dated as of November 21, 2023. Security interest in the brokerage account into which each investor deposited the Shares (the “Collateral”) shall in each case serve as security for the Investor’s repayment of their respective promissory note, and repossession of such Collateral by Alset International Limited shall be the sole recourse for non-payment.

Certain members of the Company’s Board of Directors and management are also members of the Board of Directors and management of each of Alset International Limited and HWH International.

On January 9, 2024, HWH International and Alset Capital Acquisition Corp., a Delaware corporation (“Alset Capital”) closed their merger as contemplated by an agreement and plan of merger (the “Merger Agreement”). The closing of the Merger Agreement resulted in HWH International surviving the merger as a wholly owned subsidiary of Alset Capital (the “Merger”), and Alset Capital changing its name to HWH International Inc. (“New HWH”).

The total consideration paid at the closing of the merger by New HWH to HWH International shareholders was 12,500,000 shares of New HWH common stock. Alset International Limited owned the majority of the outstanding shares of HWH International at the time of the business combination, and received 10,900,000 shares of New HWH as consideration for its shares of HWH International.

Upon the closing of the sale of HWH International to Alset Capital, each of the Investors received 6.4% of the consideration for such sale, in the form of 800,000 shares of New HWH apiece.

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

Real Estate Business. The development of our real estate projects will require us to comply with federal, state and local environmental regulations. In connection with this compliance, our real estate acquisition and development projects will require environmental studies. To date, we have spent approximately $71,431 on environmental studies and compliance. Such costs are reflected in capitalized construction costs in our financial statements.

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

Facilities

We manage our worldwide business from our principal executive offices located in Bethesda, Maryland, in a leased space of approximately 2,059 square feet, under a lease that expires in 2024. We also maintain offices in Singapore, Hong Kong and South Korea through leased spaces aggregating approximately 15,811 square feet, under leases expiring on various dates from June 2024 to February 2027. The leases have rental rates ranging from $1,401 to $23,020 per month. Our total rent expense under these office leases was 1,087,585 and $767,306 in 2023 and 2022, respectively. We expect total rent expense to be approximately $911,209 under office leases in 2024. We believe our present office space and locations are adequate for our current operations and for near-term planned expansion.

Employees

As of April 1, 2024, we had a total of 60 full-time employees. In addition to our full-time employees, we occasionally hire part-time employees and independent contractors to assist us in various operations, including real estate, research and product development and production.

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

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Co-Chief Executive Officers and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Co-Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of our disclosure controls and procedures as of December 31, 2023, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2023, we had a material weakness that relates to the relatively small number of staff. This limited number of staff prevents us from segregating duties within our internal control system and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures.

This material weakness, which remained unremedied by the Company as of December 31, 2023, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets. We are presently taking efforts to remediate this weakness.

Risks Relating to Our Business

We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

For the years ended December 31, 2023 and 2022, we had revenue of $22,088,507 and $4,480,442, respectively, and net losses of $61,278,733 and $46,212,505 in the years ended December 31, 2023 and 2022, respectively. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our properties, products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our properties, products and services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products or services from which we can derive additional revenues, our financial results will suffer.

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

We own indirect interests in several publicly traded companies – most significantly, Alset International Limited, whose shares are listed on the Singapore Stock Exchange, DSS, Inc., whose shares are listed on the NYSE American LLC Exchange, Holista CollTech Limited, whose shares are listed on the Australian Stock Exchange, Sharing Services, whose shares are listed on OTCQB Venture Market of the OTC Markets Group, Inc., Value Exchange International Inc., whose shares are listed on OTCQB Venture Market of the OTC Markets Group, Inc. and HWH International Inc., whose shares are trading on the Nasdaq Global Markets; (LiquidValue Development Inc. and Hapi Metaverse Inc. are not currently traded on any exchange). The average trading volume of the public shares is limited for some of these companies. In view of the limited public trading markets for some of these shares, there can be no assurance that we would succeed in obtaining a price for these shares equal to the price quoted for such shares in their respective trading markets at the time of sale or that we would not incur a loss on our shares should we determine to dispose our shareholding in any of these companies in the future. Additionally, on an ongoing basis, fluctuations in the stock prices of these companies are likely to be reflected in the market price of our common stock. Given the limited public trading markets in some of these public companies, stock price fluctuations in our price may be significant.

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

Disruptions in the financial markets could adversely affect the value of our real estate investments. Concerns over economic recession interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages, or inflation may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine has led to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown. Such conditions could impact real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the collateral securing our loan investments. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of collateral securing our loans could decrease below the outstanding principal amounts of such loans, and revenues from our properties could decrease due to fewer and/or delinquent tenants or lower rental rates. These factors would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

Acquisitions which we complete may have an adverse impact on our results of operations.

Acquisitions may cause us to:

●	issue common stock that would dilute our current stockholders’ ownership percentage;

●	use a substantial portion of our cash resources;

●	increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

●	assume liabilities for which we do not have indemnification from the former owners; further, indemnification obligations may be subject to dispute or concerns regarding the creditworthiness of the former owners;

●	record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges;

●	experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;

●	incur amortization expenses related to certain intangible assets;

●	lose existing or potential contracts as a result of conflict-of-interest issues;

●	become subject to adverse tax consequences or deferred compensation charges;

●	incur large and immediate write-offs; or

●	become subject to litigation.

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

Our officers will allocate some of their time to other business ventures including but not limited to subsidiaries of our Company, thereby limiting the amount of time they are able to devote to our affairs. This potential time management conflict could have a negative impact on our operations.

Several of our officers and directors also serve as officers and directors of entities where we are the direct or indirect majority stockholder, including but not limited to Alset International Limited, HWH International Inc., Liquidvalue Development Inc. and Hapi Metaverse Inc. In addition, some of our officers and directors also serve as officers and directors of other businesses, including business that we hold a non-majority position in. These officers may not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the operations of our subsidiaries or other business ventures. These officers are not obligated to contribute any specific number of hours per week to our affairs. While we do not believe that the time devoted to other affairs will undermine their ability to fulfill their duties with respect to our Company, if the business affairs of our subsidiaries or other ventures require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our operations.

Our officers, including our Chairman, Chief Executive Officer Chan Heng Fai, will allocate some of their time to HWH International Inc., thereby causing potential conflicts of interest in their determination as to how much time to devote to our affairs. This potential conflict of interest could have a negative impact on our operations.

Mr. Wei, our Chief Financial Officer, also serves in this position for HWH International Inc., and Mr. Chan, our Chairman, serves as a director of HWH International. These officers may not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and HWH International’s operations. These officers are engaged in HWH International and are not obligated to contribute any specific number of hours per week to our affairs. While we do not believe that the time devoted to HWH International will undermine their ability to fulfill their duties with respect to our Company, if the business affairs of HWH International require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our operations.

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

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and were approximately $23 million and $51 million on December 31, 2023 and 2022, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $23 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2024, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loans is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

As of April 1, 2024, we have 250,000,000 shares of common stock authorized, and 9,235,119 shares of common stock outstanding. Of these shares, 6,077,357 shares are freely tradable.

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

As of April 1, 2024, our principal stockholder Chan Heng Fai owns approximately 53.5% of our outstanding shares of common stock. He will be able to make decisions such as (i) making amendments to our certificate of incorporation and bylaws, (ii) whether to issue additional shares of common stock and preferred stock, including to himself, (iii) employment decisions, including compensation arrangements, (iv) whether to enter into material transactions with related parties, (v) election and removal of directors and (vi) any merger or other significant corporate transactions. The interests of Chan Heng Fai may not coincide with our interests or the interests of other stockholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluate and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Item 2. Properties.

Our executive offices are located at 4800 Montgomery Lane, Suite 210, Bethesda, MD 20814, and our telephone number is (301) 971-3955.

Lakes at Black Oak

The Lakes at Black Oak property is located in Montgomery County in Magnolia, Texas. This property is located east of FM 2978 via Standard Road to Dry Creek Road and South of the Woodlands, one of the most successful, fastest growing master planned communities in Texas. This residential land development initially consisted of approximately 162 acres. On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.3 acre tract of land in Montgomery County. The Company has sold off residential lots at this location. CCM Black Oak Ltd is the primary developer responsible for all infrastructure development. This property is included in Harris County Improvement District #17.

Alset Villas

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which will be used to develop a community named Alset Villas (“Alset Villas”). Alset EHome is developing 63 lots at Alset Villas. Sale of the 63 lots is pending closing of a Contract for Purchase and Sale and Escrow Instructions, entered into by the Company’s subsidiary 150 CCM Black Oak, Ltd. and Century Land Holdings of Texas, LLC on November 13, 2023.

Rental Properties

During 2021 and 2022 the Company signed multiple purchase agreements to acquire 132 homes in Montgomery and Harris Counties, Texas. By December 31, 2022, the acquisition of the 132 homes was completed with an aggregate purchase cost of $30,998,258.

In the first 96 of the 112 rental homes that were acquired, as a part of our commitment to advancing smart and healthy sustainable living, we installed Tesla PV solar panels and Powerwalls. In addition, we added technologies at many of the single-family rental homes such as (i) smart solar, thermostat, and energy usage controls; (ii) smart lighting controls; (iii) smart locks and security; and (iv) smart home automation devices. We believe these and other technologies will be attractive to renters.

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

Holders

As of April 1, 2024, the Company had seven (7) shareholders of record. Such number does not include shareholders holding shares in nominee or “street name”.

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

Purchases of Equity Securities by the issuer and affiliated purchasers

The Company did not repurchase any shares of the Company’s common stock during 2023.

Item 6. [Reserved]

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

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage our three principal businesses primarily through our 85.5% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas in our real estate segment. In our digital transformation technology segment we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes the sale of consumer products.

We also have ownership interests outside of Alset International, including a 36.9% equity interest in American Pacific Bancorp Inc., an indirect 13% equity interest in Holista CollTech Limited, a 44.4% equity interest in DSS, an indirect 48.7% equity interest in VEII, a 0.5% equity interest in New Electric CV Corporation (“NECV”, formerly known as “American Wealth Mining Inc.”) and a 33.4% equity interest in SHRG. American Pacific Bancorp Inc. is a financial network holding company. Holista CollTech Limited is a public Australian company that produces natural food ingredients (ASX: HCT). DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, direct marketing, commercial lending, securities and investment management, alternative trading, digital transformation, secure living, and alternative energy. DSS is listed on the NYSE American (NYSE: DSS). VEII is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). NECV is a publicly traded consumer products company (OTCPK: HIPH). SHRG markets and distributes health and wellness products, as well as member-based travel services, using a direct selling business model. SHRG is traded on the OTCQB (OTCQB: SHRG).

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

Our Revenue Model

Our total revenue for the years ended December 31, 2023, and 2022, was $22,088,507 and $4,480,442, respectively. Our net losses for the years ended December 31, 2023, and 2022, were $61,278,733 and $46,212,505, respectively.

We currently recognize revenue from the sale of our subdivision development properties, rental homes, the sale of our biohealth products and other activities. Sales of real properties accounted for approximately 82%, revenue from home rentals accounted for approximately 13% and revenue from other activities accounted for approximately 5% of our total revenue in the year ended December 31, 2023. Sales of real properties accounted for approximately 29%, revenue from home rentals accounted for approximately 40%, sales of biohealth products accounted for approximately 17%, and revenue from other activities accounted for approximately 13% of our total revenue in the year ended December 31, 2022.

From a geographical perspective, we recognized 95% and 69% of our total revenue in the years ended December 31, 2023, and 2022, respectively, in the United States. 0% and 20% of our revenue in 2023 and 2022, respectively, was recognized from our sales in South Korea. 5% and 11% of our revenue in 2023 and 2022, respectively, was recognized from our sales in Singapore.

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

Revenue Recognition and Cost of Revenue

The following represents a disaggregation of our revenue recognition policies by segment:

Real Estate

● Property Sales. Part of the Company’s real estate business is land development. The Company purchases land and develops it into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter into a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger and Lakes at Black Oak projects, which represented approximately 82% and 29% of the Company’s revenue in the years ended on December 31, 2023 and 2022, respectively, is as follows:

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

● Sale of the Front Foot Benefit Assessments. We have established a front foot benefit (“FFB”) assessment on all of the lots sold to NVR. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending on the type of home. Our total expected revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of the FFB assessment, both our and NVR’s performance obligations have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facilities and close the lot sales with NVR, which inspects these water and sewer facilities prior to the close of lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized upon NVR’s sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December, 2023 and 2022, we recognized revenue in the amounts of $0 and $126,737 from FFB assessments, respectively.

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the years ended December 31, 2023 and 2022, the Company did not recognize any deferred revenue and collected all rents due.

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned products. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the years ended December 31, 2023 and 2022 were approximately $1,183 and $41,755, respectively.

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

The Company, through HCI-T, commenced operation of two cafés during 2022 and 2021, which are located in Singapore and South Korea.

The cafes are operated by subsidiaries of HCI-T, namely HCSG in Singapore and HCKI in Seoul, South Korea. Hapi Cafes are distinctive lifestyle café outlets that strive to revolutionize the way individuals dine, work, and live, by providing a conducive environment for everyone to relish the four facets – health and wellness, fitness, productivity, and recreation all under one roof.

In recent months the Company incorporated three new subsidiaries Shenzhen Leyouyou Catering Management Co., Ltd., Dongguan Leyouyou Catering Management Co., Ltd. and GuangZhou Leyouyou Catering Management Co., Ltd in the People’s Republic of China. The three companies will be principally engaged in the food and beverage business in Mainland China.

Additionally, through its subsidiary MOC HK Limited, the Company is focusing on operating café business in Hong Kong.

The revenue earned from Food and Beverage business for the years ended December 31, 2023 and 2022 were $1,019,634 and $449,240 respectively.

● Remaining performance obligations. As of December 31, 2023 and 2022, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

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

The Company capitalized construction costs of approximately $1.2 million and $3.2 million in the years ended December 31, 2023 and 2022, respectively.

On December 31, 2023, total real estate property under development was $10.4 million, including:

●	land held for development in the amount of $3.4 million (consisting of $2.8 million for Lakes at Black Oak and $0.6 million for Alset Villas);

●	capitalized development costs in the amount of $5.8 million (consisting of $5.3 million for Lakes at Black Oak and $0.5 million for Alset Villas); and

●	capitalized finance costs were $1.2 million.

On December 31, 2022, total real estate property under development was $23.4 million, including:

●	land held for development in the amount of $7.9 million (consisting of $7.3 million for Lakes at Black Oak and $0.6 million for Alset Villas);

●	capitalized development costs in the amount of $12.3 million (consisting of $12 million for Lakes at Black Oak and $0.3 million for Alset Villas); and

●	capitalized finance costs were $3.2 million.

On December 31, 2023, the capitalized construction costs were as follows:

	Lakes at Black Oak	Alset Villas	Total
Land held for development	$2,743,730	$639,062	$3,382,792
Capitalized development Costs:
Hard Construction Costs	14,549,098	63,079	16,612,177
Engineering	3,563,359	206,998	3,770,357
Consultation	114,073	17,750	131,523
Project Management	5,481,101	-	5,481,101
Legal	288,863	2,485	291,348
Taxes	1,365,155	117,950	1,483,105
Other Services	78,701	11,891	90,592
Impairment Reserve	(5,230,828)	-	(5,230,828)
Construction - Sold Lots	(14,871,140)	-	(14,871,140)
Total capitalized development costs	$5,338,382	$419,853	$5,758,235

Capitalized finance costs			$1,225,739

Total property under development			$10,366,766

On December 31, 2022, the capitalized construction costs were as follows:

	Ballenger Run	Lakes at Black Oak	Alset Villas	Total
Land held for development	$-	$7,304,064	$639,062	$7,943,126
Capitalized development Costs:
Hard Construction Costs	29,253,317	10,960,927	-	40,214,245
Engineering	3,632,588	3,306,281	194,510	7,133,379
Consultation	340,528	121,698	16,950	479,176
Project Management	4,335,183	2,702,175	-	7,037,359
Legal	375,672	256,693	-	632,365
Taxes	1,325,086	1,204,186	43,770	2,573,042
Other Services	627,487	47,276	-	674,763
Impairment Reserve	-	(5,230,828)	-	(5,230,828)
Construction - Sold Lots	(39,889,863)	(1,364,805)	-	(41,254,668)
Total capitalized development costs	$-	$12,003,603	$255,230	$12,258,833

Capitalized finance costs				$3,247,739

Total property under development				$23,449,698

Through December 31, 2023, there were no sales from the Perth and Ballenger projects. Lots in these projects were fully sold during year ended December 31, 2022.

Results of Operations

Summary of Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022
Revenue	$22,088,507	$4,480,442
Operating Expenses	(24,961,161)	(11,569,816)
Other Expenses	(58,313,729)	(39,123,131)
Income Tax Expense	(92,350)	-
Net Loss	$(61,278,733)	$(46,212,505)

Revenue

The following table sets forth period-over-period changes in revenues for each of our reporting segments:

	Years Ended December 31,		Change
	2023	2022	Dollars	Percentage
Real Estate	$20,963,661	$3,088,628	$17,875,033	579%
Digital Transformation Technology	28,117	69,915	(41,798)	-60%
Biohealth	12,758	753,651	(740,893)	-98%
Other	1,083,971	568,248	515,723	91%
Total revenue	$22,088,507	$4,480,442	$17,608,065	393%

Revenue was $22,088,507 and $4,480,442 for the years ended December 31, 2023 and 2022, respectively. An increase in property sales, rental revenue and food and beverages sales in the 2023 contributed to higher revenue in this period.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts are contingent on certain conditions which the parties to such contracts will need to meet and are expected to generate approximately $22 million of funds from operations, not including certain expenses that the Company will be required to pay. The sale of 335 lots closed during 2023 generating approximately $18.2 million revenue.

Income from the sale of Front Foot Benefits (“FFBs”), assessed on Ballenger Run project lots, decreased from $126,737 in the year ended December 31, 2022 to $0 in year ended December 31, 2023. The decrease is a result of the decreased sale of properties to homebuyers in 2023.

Revenue from the rental business was $2,776,911 and $1,810,011 for the years ended December 31, 2023 and 2022, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

Revenue from digital transformation technology segment consists primarily of the services rendered to customers in the amount of $28,117 and $69,915, for the years ended December 31, 2023 and 2022, respectively. In 2022 the Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company and a subsidiary of VEII located in Hong Kong.

In recent years the Company expanded its biohealth segment to the South Korean market through one of the subsidiaries of HWH International Inc., HWH World. HWH World operates based on a direct sale model of health supplements. HWH World recognized $12,758 and $753,651 in revenue in the years ended December 31, 2023 and 2022, respectively. The revenue from this segment decreased in 2023 due to decreased sales of annual memberships.

The category described as “Other” includes corporate and financial services, food and beverage business and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the years ended December 31, 2023 and 2022, the revenue from other businesses was $1,083,971 and $568,248, respectively, generated mainly by Korean and Singaporean café shops and restaurants.

Operating Expenses

The following table sets forth period-over-period changes in cost of revenue for each of our reporting segments:

	Years Ended December 31,		Change
	2023	2022	Dollars	Percentage
Real Estate	$13,915,144	$3,016,200	$10,898,944	361%
Digital Transformation Technology	9,145	23,423	(14,278)	-61%
Biohealth	54,529	523,534	(469,005)	-90%
Other	597,391	168,833	428,558	254%
Total cost of sales	$14,576,209	$3,731,990	$10,844,219	291%

Cost of revenue increased from $3,731,990 in the year ended December 31, 2022 to $14,576,209 in the year ended December 31, 2023, as a result of the increase in the number of lots sold in the Lakes at Black Oak project and sales in F&B business. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of sales to increase as revenue increases.

The gross margin increased from $748,452 to $7,512,298 in the years ended December 31, 2022 and 2023, respectively. The increase of gross margin was caused by the increase of gross margin from real estate segment and F&B business, mostly due to the increase in the sales.

The following table sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Years Ended December 31,		Change
	2023	2022	Dollars	Percentage
Real Estate	$1,312,024	$1,479,674	$(167,650)	-11%
Digital transformation technology	468,679	414,167	54,512	13%
Biohealth	869,683	850,044	19,639	2%
Other	7,734,566	5,093,941	2,640,625	52%
Total operating expenses	$10,384,952	$7,837,826	$2,547,126	32%

The increase in sales related expenses contributed to increased operating expenses in the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Other Income (Expense)

In the year ended December 31, 2023, the Company had other expense of $58,313,729 compared to other expense of $39,123,131 in the year ended December 31, 2022. The change in realized loss on securities investment, loss on equity method investment and loss on consolidation of Alset Capital Acquisition Corp. are the primary reasons for the volatility in these two periods. Realized loss on securities investment was $11,375,747 in year ended December 31, 2023, compared to $7,308,580 loss in the year ended December 31, 2022. Loss on equity method investment was $24,483,374 in year ended December 31, 2023, compared to $685,533 loss in the year ended December 31, 2022. Loss on consolidation of Alset Capital Acquisition Corp. was $21,657,036 in the year ended December 31, 2023, compared to $0 in the year ended December 31, 2022.

Net Loss

In the year ended December 31, 2023, the Company had net loss of $61,278,733 compared to net loss of $46,212,505 in the year ended December 31, 2022.

Liquidity and Capital Resources

Our real estate assets have decreased to $42,137,152 as of December 31, 2023, from $54,618,729 as of December 31, 2022. This decrease reflects the sale of multiple lots in Lakes at Black Oak project during 2023. Our cash has increased from $17,827,383 as of December 31, 2022 to $26,921,727 as of December 31, 2023. Our liabilities increased from $4,827,221 at December 31, 2022 to $9,066,700 at December 31, 2023. Our total assets have decreased to $126,314,028 as of December 31, 2023 from $153,490,336 as of December 31, 2022 due to the decrease in real estate assets and equity method investment.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by a $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. On March 15, 2022, approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 approximately $201,751 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

The future development timeline of Lakes at Black Oak will be based on multiple conditions, including the amount of funds which may be raised from capital markets, the loans we may secure from third party financial institutions, and government reimbursements which may be received. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts are contingent on certain conditions which the parties to such contracts will need to meet and are expected to generate approximately $22 million of funds from operations, not including certain expenses that the Company will be required to pay. In addition, the Company will be entitled to receive certain reimbursements in the year ended December 31, 2024 and 2025. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.1 million revenue.

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots (the “Section 4 Agreement”) comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The selling price of these lots is anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots (the “Alset Villas Agreement”) in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots is anticipated to equal approximately $3.3 million. The closing of the transactions described above depends on the satisfaction of certain conditions, and is expected to take place during the second quarter of 2024. In addition, the Company will be entitled to receive certain reimbursements in the year ended December 31, 2024 and 2025.

The management believes that the available cash on hand, available debt and equity financing are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows for the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$7,478,823	$(31,855,435)
Net cash used in investing activities	$(2,128,986)	$(15,123,041)
Net cash provided by financing activities	$3,187,489	$6,057,481

Cash Flows from Operating Activities

Net cash provided by operating activities was $7,478,823 in the year ended December 31, 2023, as compared to net cash used in operating activities of $31,855,435 in the same period of 2022. Property sales from the Lakes at Black Oak project in 2023 were the main reason for the cash provided by operating activities in that period.

Cash Flows from Investing Activities

Net cash used in investing activities was $2,128,986 in the year 2023, as compared to net cash used in investing activities of $15,123,041 in the same period of 2022. In the year ended December 31, 2023 we invested $756,078 in marketable securities, issued $3,338,081 in promissory notes to related parties and received $2,672,438 repayment of promissory notes from related parties. In the year ended December 31, 2022 we invested $8,429,620 in marketable securities, $6,824,730 to purchase real estate properties and improvements and $377,864 in promissory notes to a related party. At the same time, we received approximately $1 million from a related party loan receivable.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3,187,489 in the year ended December 31, 2023, compared to net cash provided of $6,057,481 the year ended December 31, 2022. Cash provided by financing activities in the year 2023 is primarily related to the proceeds from stock issuance of $3,433,921. During the year ended December 31, 2023, we also repaid $31,499 of a note payable. Cash provided by financing activities in the year 2022 is primarily related to the proceeds from stock issuance of $6,213,000 and borrowing from a commercial loan of $123,633. Additionally, the Company repaid $279,152 to note payable in that period.

Real Property Financing Arrangements

At the present time, the Company is considering expanding its current policy of selling buildable lots to include a strategy of building housing for sale or rent, particularly at our Lakes at Black Oak and Alset Villas properties. The required time and expenses needed to complete the Lakes at Black Oak and Alset Villas projects will be influenced by the strategy, or mix of strategies, we utilize at each project.

Our Perth project in Australia was relatively small, and based on management’s recommendations the land was sold in 2022.

Lakes at Black Oak

Lakes at Black Oak is a land infrastructure and subdivision project situated in Magnolia, Texas, north of Houston. This project is owned by certain subsidiaries of Alset International. Currently the Lakes at Black Oak project does not have any financing from third parties.

Ballenger Run

The Ballenger Run is a 197-acre land sub-division development project located in Frederick County, Maryland. The Ballenger Run project is nearly complete, as all lots have been sold and the Company is completing its final tasks related to the project. This project had a revolver loan from M&T Bank in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. This loan has expired in 2022.

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

The Company accounts for certain of its investments in equity securities in accordance with ASU 2016-01 Financial Instruments—Overall (Subtopic 825- 10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). In accordance with ASU 2016-01, the Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Amarantus BioScience Holdings (“AMBS”) is a publicly traded company. The Company does not have significant influence over AMBS as the Company holds approximately 4.3% of the common shares of AMBS. The stock fair value is determined by quoted stock prices.

Company’s subsidiary, Hapi Metaverse, entered into Securities Purchase Agreements pursuant to which the Company purchased 6,500,000 and 7,276,163 shares of Value Exchange International, Inc., a Nevada corporation (“VEII”) on April 8, 2021 and October 17, 2022 respectively.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with VEII. The Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“Credit Agreement”) with VEII. On December 15, 2023, the company loaned VEII $1,000,000. The Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the Credit Agreement for a period of three years. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle the company to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the company has not converted the Loan Amount.

Our Chairman, Fai Chan and a member of the Board of Directors of Hapi Metaverse, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung). The Company currently owns a total of 21,120,795 shares (representing approximately 48.55%) of VEII.

During the year ended December 31, 2021, the Company’s subsidiaries established a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. Holista CollTech Limited (“Holista”), DSS Inc. (“DSS”) and NECV, Value Exchange International Inc. (“Value Exchange International” or “VEII”) and Sharing Services Global Corp. (“SHRG”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or elect fair value accounting.

The Company has significant influence over DSS as we owned approximately 44.4% of the common stock of DSS as of December 31, 2023, and our Chief Executive Officer, Chan Heng Fai, is an owner of the common stock of DSS (not including any common or preferred shares we hold). In addition, our Chief Executive Officer is the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS. The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or could elect the fair value option accounting.

The Company had significant influence over Holista as the Company holds approximately 13% of the outstanding shares of Holista and our CEO had a position on the Board of Directors of Holista from July of 2013 until June of 2021. The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or could elect the fair value option accounting.

The Company has significant influence over NECV as the Company holds approximately 0.5% of the common shares of NECV. Additionally, our Chief Executive Officer, Chan Heng Fai, is a majority owner of the common stock of NECV (not including any common shares we hold). The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or could elect the fair value option accounting.

The Company has significant influence over SHRG as the Company holds approximately 33.4% of the common shares of SHRG, our CEO holds a director and chairman position on SHRG’s Board of Directors and three of the directors of the Company are the directors of SHRG. Additionally, our CEO is a significant stockholder of SHRG shares.

The Company has elected the fair value options for the equity securities noted above that would otherwise be accounted for under the equity method of accounting to better match the measurement of assets and liabilities in the Consolidated Statements of Operations. VEII, Holista, DSS and SHRG are publicly traded companies and fair value of these equity investments is determined by the quoted stock prices. On December 31, 2023 and 2022, the fair value (calculated by market trading prices on the end dates of the periods) of total held equity stock of VEII, Holista, DSS and SHRG was $9,628,189 and $13,503,533, respectively.

On March 2, 2020, and October 29, 2021, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private startup company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 to Company’s Financial Statements, Related Party Transactions, Note Receivable from a Related Party Company. As of December 31, 2023 and 2022, AMRE was a private company. Based on management’s analysis, the fair value of the warrants and the stock option was $0 as of December 31, 2021. In March 2022, both loans, together with warrants were converted into common shares of AMRE. After the conversion, the Company owns approximately 15.8% of AMRE.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. We value NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV were $860,342 as of July 17, 2020, the purchase date and $430 and $327,565 as of December 31, 2023 and 2022, respectively.

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

On September 30, 2020, the Company acquired 3,800 shares, approximately 19% ownership, from HWH World Company Limited (f.k.a. Hyten Global (Thailand) Co., Ltd.) (“HWH World Co.”), a private company, at a purchase price of $42,562. The Company’s subsidiary holding equity in HWH World Co. was sold on December 31, 2023.

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

AMRE

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 15.8% of AMRE, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. DSS, of which we own 44.4% and have significant influence over, owns 80.4% of AMRE. Therefore, the Company has significant influence on AMRE.

American Pacific Bancorp, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”) and gained majority ownership in that entity. APB was consolidated into the Company under common control accounting (See Transactions between Entities under Common Control for details). On September 8, 2021 APB sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APB fell below 50% to 41.3% (and subsequently to 36.9%) and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. During the year ended December 31, 2023 the investment loss was $24,241,856. During the year ended December 31, 2022 the investment gain was $867,117. As of December 31, 2023 and 2022, the investment in APB was $7,426,390 and $31,668,246, respectively.

Ketomei Pte Ltd

On June 10, 2021 the Company’s indirect subsidiary HCI-T lent $76,723 to Ketomei Pte Ltd (“Ketomei”). On March 21, 2022 Hapi Cafe entered into an agreement pursuant to which the principal of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested an additional $179,595 in Ketomei. After the conversion and fund investment the Company now holds 28% of Ketomei. Ketomei is in the business of selling cooked food and drinks. During the years ended December 31, 2023 and 2022 the investment gain was $36,438 and $48,916 loss, respectively. Investment in Ketomei was $155,369 at December 31, 2022. At December 31, 2023, the Company wrote off the investment in Ketomei of $121,471, as the Company does not believe it will be able to recover this investment. On February 20, 2024, the Company invested additional $312,064 (SG$420,000) for an additional 38.41% ownership interest in Ketomei. After this additional investment, the Company will own 55.65% of Ketomei’s outstanding shares and Ketomei will be consolidated into the Company’s financial statements beginning on February 20, 2024.

Sentinel Brokers Company Inc.

On May 22, 2023 the Company’s indirect subsidiary, SeD Capital Pte. Ltd. (“SeD Capital”), entered into a Stock Purchase Agreement, pursuant to which SeD Capital purchased 39.8 shares (19.9%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”) for the aggregate purchase price of $279,719. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as its CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 44.4% and have significant influence over, owns 80.1% of Sentinel. During the year ended December 31, 2023 the investment loss in Sentinel was $154,956. Investment in Sentinel was $124,763 at December 31, 2023.

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

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum. The conversion price is approximately $21.26 per common share of Vector Com. As of December 31, 2022 and 2023, the Management estimated the fair value of the note to be $88,599, and $77,307, respectively.

Variable Interest Entity

Under FASB Accounting Standard Codification (“ASC”) 810, Consolidation, when a reporting entity is the primary beneficiary of an entity that is a variable interest entity (“VIE”), as defined in ASC 810, the VIE must be consolidated into the financial statements of the reporting entity. The determination of which owner is the primary beneficiary of a VIE requires management to make significant estimates and judgments about the rights, obligations, and economic interests of each interest holder in the VIE.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2023 and 2022. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $23 million and $51 million on December 31, 2023 and 2022, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $23 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in the year 2024, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of our company’s internal control over financial reporting as of December 31, 2023, management determined that our company did not maintain effective controls over financial reporting due to having a limited staff. This limited number of staff prevents us from segregating duties within our internal control system; and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures. Management determined that the ineffective controls over financial reporting constitute a material weakness. To remediate such weaknesses, we plan to appoint additional qualified personnel with financial accounting, GAAP and SEC experience.

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

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alset Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alset Inc. and Subsidiaries, (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the years for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

The Company has significant transactions with related parties which are described in Note 8 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

We have served as the Company’s auditor since 2022.

Jericho, New York

April 1, 2024

Alset Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets:
Current Assets:
Cash and cash equivalents	$26,921,727	$17,827,383
Restricted Cash	967,566	694,520
Account Receivables, Net	77,517	46,522
Other Receivables, Net	2,576,454	446,798
Note Receivables - Related Parties, Net	1,693,946	3,617,176
Convertible Note Receivables at Fair Value – Related Party	1,207,627	-
Prepaid Expenses	253,689	188,070
Inventory	5,561	35,020
Investment in Securities at Fair Value	2,148,500	6,288,236
Investment in Securities at Fair Value - Related Party	11,869,920	13,193,089
Investment in Securities at Cost	54,512	98,129
Investment in Equity Method Securities	7,551,153	52,987,224
Deposits	133,063	-
Total Current Assets	55,461,235	95,422,167

Real Estate
Rental Properties	31,770,386	31,169,031
Properties under Development	10,366,766	23,449,698
Operating Lease Right-Of-Use Assets, net	1,467,372	1,614,159
Deposits	337,606	536,947
Other Receivables, Net - Long Term	4,855,609	-
Cash and Marketable Securities Held in Trust Account	21,252,639	-
Goodwill	60,343	-
Property and Equipment, Net	742,072	1,298,334
Total Assets	$126,314,028	$153,490,336

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$4,372,792	$2,983,470
Deferred Underwriting Compensation	3,018,750	-
Deferred Revenue	2,100	21,198
Operating Lease Liabilities - current	903,429	45,556
Notes Payable - current	30,744	181,846
Notes Payable - Related Parties	16,869	12,668
Total Current Liabilities	8,344,684	3,244,738

Long-Term Liabilities:
Operating Lease Liabilities - noncurrent	595,834	1,582,483
Notes Payable - noncurrent	126,182	-
Total Liabilities	9,066,700	4,827,221

Temporary Equity
Class A Common Stock of Alset Capital Acquisition Corp subject to possible redemption; 1,976,036 shares at approximately $10.35 per share as of December 31, 2023	20,457,011	-

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 250,000,000 shares authorized; 9,235,119 and 7,422,846 shares issued and outstanding on December 31, 2023 and December 31, 2022, respectively	9,235	7,423
Additional Paid in Capital	332,455,457	322,534,891
Accumulated Deficit	(247,885,656)	(188,724,411)
Accumulated Other Comprehensive Income	3,609,719	3,836,063
Total Alset Inc. Stockholders’ Equity	88,188,755	137,653,966
Non-controlling Interests	8,601,562	11,009,149
Total Stockholders’ Equity	96,790,317	148,663,115

Total Liabilities and Stockholders’ Equity	$126,314,028	$153,490,336

See accompanying notes to consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

For the Years Ended December 31, 2023 and 2022

	2023	2022

Revenue
Rental	$2,776,911	$1,810,011
Property	18,186,750	1,278,617
Biohealth	12,758	753,651
Digital Transformation Technology - related party	28,117	69,915
Other	1,083,971	568,248
Total Revenue	22,088,507	4,480,442
Operating Expenses
Cost of Sales	14,576,209	3,731,990
General and Administrative	9,529,100	7,837,826
Impairment of Note Receivables- Related Party and Investment	855,852	-
Total Operating Expenses	24,961,161	11,569,816

Loss from Operations	(2,872,654)	(7,089,374)

Other Income (Expense)
Interest Income	394,553	67,470
Interest Income – Related Party	131,319	-
Interest Expense	(3,979)	(1,853)
Foreign Exchange Transaction Loss	(697,286)	(547,845)
Unrealized Gain (Loss) on Securities Investment	6,607,215	(7,794,139)
Unrealized Loss on Securities Investment - Related Party	(9,506,501)	(23,556,219)
Realized Loss on Securities Investment	(11,375,747)	(7,308,580)
Loss on Equity Method Investment	(24,483,374)	(685,533)
Loss on Consolidation of Alset Capital Acquisition	(21,657,036)	-
Finance Costs	-	(450,000)
Other Income	2,277,107	1,153,568
Total Other Expense, Net	(58,313,729)	(39,123,131)

Net Loss Before Income Taxes	(61,186,383)	(46,212,505)

Income Tax Expense	(92,350)	-

Net Loss	(61,278,733)	(46,212,505)

Net Loss Attributable to Non-Controlling Interest	(2,332,352)	(5,721,567)

Net Loss Attributable to Common Stockholders	$(58,946,381)	$(40,490,938)

Net Loss	(61,278,733)	(46,212,505)
Other Comprehensive Loss
Unrealized Income on Securities Investment	-	40,201
Foreign Currency Translation Adjustment	(301,579)	508,277
Total Comprehensive Loss	(61,580,312)	(45,664,027)

Less Comprehensive Loss Attributable to Non-controlling Interests	(2,393,093)	(5,697,366)
Total Comprehensive Loss Attributable to Common Shareholders	(59,187,219)	(39,966,661)

Net Loss Per Share - Basic and Diluted	$(6.52)	$(6.22)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,041,786	6,513,453

See accompanying notes to consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For Two Year Period Ended December 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2022	-	$-	-	$-	87,368,446	$87,368	$296,181,977	$341,646	$(148,233,473)	$148,377,518	$21,912,268	$170,289,786

Issuance of Common Stock by Exercising Warrants	-	-	-	-	15,819,452	15,820	(11,925)	-	-	3,895	-	3,895

Issuance of Common Stock to Purchase Alset International Stock	-	-	-	-	35,319,290	35,319	(35,319)	-	-	-	-	-

Convert Related Party Note to Common Stock	-	-	-	-	10,000,000	10,000	6,203,000	-	-	6,213,000	-	6,213,000

Reverse Stock Split 1 for 20	-	-	-	-	(141,084,342)	(141,084)	141,084	-	-	-	-	-

Deconsolidate Alset Capital Acquisition	-	-	-	-	-	-	14,536,215	-	-	14,536,215	2,021,367	16,557,582

Gain from Purchase of DSS Stock	-	-	-	-	-	-	737,572	-	-	737,572	-	737,572

Beneficial Conversion Feature Intrinsic Value, Net	-	-	-	-	-	-	450,000	-	-	450,000	-	450,000

Change in Non-Controlling Interests	-	-	-	-	-	-	4,256,980	2,970,140	-	7,227,120	(7,227,120)	-

Change in Unrealized Loss on Investment	-	-	-	-	-	-	-	35,110	-	35,110	5,091	40,201

Gain from Purchasing Value Exchange Stock from Related Party	-	-	-	-	-	-	75,307	-	-	75,307	-	75,307

Foreign Currency Translations	-	-	-	-	-	-	-	489,167	-	489,167	19,110	508,277

Net Loss	-	-	-	-	-	-	-	-	(40,490,938)	(40,490,938)	(5,721,567)	(46,212,505)

Balance at December 31, 2022	-	-	-	-	7,422,846	7,423	322,534,891	3,836,063	(188,724,411)	137,653,966	11,009,149	148,663,115

Issuance of Common Stock	-	-	-	-	1,812,273	1,812	3,432,109	-	-	3,433,921	-	3,433,921

Acquisition of Hapi Travel Limited under Common Control	-	-	-	-	-	-	-	-	(214,864)	(214,864)	-	(214,864)

Foreign Currency Translations	-	-	-	-	-	-	-	(240,838)	-	(240,838)	(60,741)	(301,579)

Change in Non-Controlling Interests	-	-	-	-	-	-	-	14,494	-	14,494	(14,494)	-

Gain from Conversion of VEII Promissory Note to Stock and Warrants	-	-	-	-	-	-	6,488,457	-	-	6,488,457	-	6,488,457

Net Loss	-	-	-	-	-	-	-	-	(58,946,381)	(58,946,381)	(2,332,352)	(61,278,733)

Balance at December 31, 2023	-	$-	-	$-	9,235,119	$9,235	$332,455,457	$3,609,719	$(247,885,656)	$88,188,755	$8,601,562	$96,790,317

See accompanying notes to consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	2023	2022

Cash Flows from Operating Activities
Net Loss from Operations	$(61,278,733)	$(46,212,505)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used in) Operating Activities:
Depreciation	1,217,017	963,077
Non-Cash Lease Expenses	1,092,146	747,975
Amortization of Debt Discount	-	450,000
Loss on Consolidation of Alset Capital Acquisition Corp.	21,657,036	-
Impairment of Convertible Note Receivable- Related Party, and Equity Method Investment	855,852	-
Foreign Exchange Transaction Loss	697,286	547,845
Unrealized (Gain) Loss on Securities Investment	(6,607,215)	7,794,139
Unrealized Loss on Securities Investment - Related Party	9,506,501	23,556,219
Realized Loss on Securities Investment	11,375,747	7,308,580
(Gain) Loss on Exchange of Investment Securities	(502,497)	417,468
PPP Loan Forgiveness	-	(68,502)
Director Compensation Adjustment	-	(1,185,251)
Loss on Equity Method Investment	24,483,374	685,533
Changes in Operating Assets and Liabilities, net of acquisitions
Real Estate	13,082,932	(8,241,487)
Real Estate Reimbursement Receivable	(6,707,079)	-
Account Receivables	217,178	(221,869)
Prepaid Expense	45,232	400,154
Deposits	3,108	(295,585)
Trading Securities	(752,406)	(7,510,442)
Inventory	32,149	13,164
Accounts Payable and Accrued Expenses	314,309	(9,535,319)
Other Receivables - Related Parties	(109,999)	(91,925)
Deferred Revenue	(18,714)	(707,145)
Operating Lease Liabilities	(1,124,401)	(638,006)
Builder Deposits	-	(31,553)
Net Cash Provided by (Used in) Operating Activities	7,478,823	(31,855,435)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(29,105)	(599,650)
Purchase of Real Estate Properties	-	(6,057,493)
Purchase of Real Estate Improvements	(678,160)	(767,237)
Purchase of Investment Securities	(756,078)	(8,429,620)
Proceeds from Sale of Investment Securities	-	103,809
Issuing Loan Receivable - Related Party	(3,338,081)	(377,864)
Proceeds from Loan Receivable - Related Party	2,672,438	1,005,014
Net Cash Used in Investing Activities	(2,128,986)	(15,123,041)

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	3,433,921	6,213,000
Borrowing from a Commercial Loan	-	123,633
Deemed Distribution to Shareholder	(214,933)	-
Repayment to Notes Payable	(31,499)	(279,152)
Net Cash Provided by Financing Activities	3,187,489	6,057,481

Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	8,537,326	(40,920,995)
Effects of Foreign Exchange Rates on Cash and Cash Equivalents	830,064	(1,359,281)
Cash and Cash Equivalents and Restricted Cash - Beginning of Year	18,521,903	60,802,179
Cash and Cash Equivalents and Restricted Cash- End of Year	$27,889,293	$18,521,903

Cash and Cash Equivalents	$26,921,727	$17,827,383
Restricted Cash	$967,566	$694,520
Total Cash and Cash Equivalents and Restricted Cash	$27,889,293	$18,521,903

Supplementary Cash Flow Information
Cash Paid for Interest	$3,979	$1,853
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Unrealized Gain on Investment	$-	$777,773
Initial Recognition of ROU / Lease Liability	$911,308	$1,702,514
Deconsolidation of Alset Capital Acquisition	$-	$16,557,582
Intrinsic Value of BCF	$-	$450,000
Issuance of Stock by Exercising Warrants	$-	$3,895
Conversion of Related Party Note Payable to Common Stock	$-	$6,213,000
Conversion of VEII Note Receivable to Common Stock	$1,300,000	$-
Gain from Conversion of VEII Promissory Note to Stock and Warrants	$6,488,457	$-

See accompanying notes to consolidated financial statements.

Alset Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

On October 1, 2018, Chan Heng Fai transferred his 100% interest in Alset Global Pte. Ltd. (“Alset Global”, formerly known as Hengfai International Pte. Ltd.) to Alset Inc. in exchange for 425,000 shares of the Company’s common stock. Alset Global holds a 100% interest in Alset Business Development Pte. Ltd. (“Alset Business Development, formerly known as Hengfai Business Development Pte. Ltd.). Both Alset Global and Alset Business Development are holding companies with no business operations. On December 31, 2023, the Company held 2,984,493,265 shares of Alset International, which is the primary operating company of AEI. The Company held 2,983,918,265 shares of Alset International on December 31, 2022. On December 31, 2023 and 2022, the Company’s ownership of Alset International was 85.5% and 85.4%, respectively.

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

On May 13, 2021, July 30, 2021, December 8, 2021, and February 8, 2023 the Company held follow up offerings of its common shares. As a result of the offerings, the Company issued a total of 5,101,897 shares to public investors. The Company’s net proceeds from these offerings were approximately $108 million.

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

On January 17, 2022 the Company entered into a securities purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to purchase from Chan Heng Fai 293,428,200 ordinary shares of Alset International for a purchase price of 1,473,449 newly issued shares of the Company’s common stock. On February 28, 2022, the Company and Chan Heng Fai entered into an amendment to this securities purchase agreement pursuant to which the Company shall purchase these 293,428,200 ordinary shares of Alset International for a purchase price of 1,765,964 newly issued shares of the Company’s common stock. The closing of this transaction with Chan Heng Fai was subject to approval of the Nasdaq and the Company’s stockholders. These 293,428,200 ordinary shares of Alset International represent approximately 8.4% of the 3,492,713,362 total issued and outstanding shares of Alset International. The Company had a Special Meeting of Stockholders to vote on the approval of this transaction on June 6, 2022.On December 6, 2022, the Company filed a Certificate of Amendment to the Company’s Certificate of Formation with the Texas Secretary of State to effect a 1-for-20 reverse stock split. The Reverse Stock Split was effective as of December 28, 2022. The par value of the common stock following the reverse stock split remains at $0.001 per share. The reverse stock split has been retroactively applied to all financial statements presented.

On June 14, 2023, the Company’s subsidiary completed acquisition of Hapi Travel Limited (“HTL”), an online travel business started in Hong Kong and under common control of the Company. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated fair values on the acquisition date. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date. As a result of the acquisition of HTL, a deemed dividend of $214,174 was generated as a result of the business combination, which represents the purchase price of $214,993 in excess of identifiable equity.

The common control transaction described above resulted in the following basis of accounting for the financial reporting periods:

●	The acquisition of HTL was accounted for prospectively as of June 14, 2023 as this did not represent a change in reporting entity.
●	The acquisition of HTL was under common control and was consolidated in accordance with ASC 850-50. The Consolidated financial statements were not retrospectively adjusted for the acquisition of HTL as of January 1, 2022 for comparative purposes because the historical operations of HTL were deemed to be immaterial to the Company’s consolidated financial statements.

As of December 31, 2023 and 2022, the total outstanding common shares of the Company were 9,235,119 and 7,422,846, respectively.

The Company has four operating segments based on the products and services we offer, which include three of our principal businesses – real estate, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities.

Real Estate

The Company’s real estate segment is comprised of LiquidValue Development Inc. (“LiquidValue Development”).

In 2014, Alset International commenced operations developing property projects and participating in third-party property development projects. LiquidValue Development Inc., a 99.9%-owned subsidiary of Alset International, owns, operates and manages real estate development projects with a focus on land subdivision developments and home rental projects.

Development activities are generally contracted out, including planning, design and construction, as well as other work with engineers, surveyors, architects and general contractors. The developed lots are then sold to builders for the construction of new homes. LiquidValue Development’s primary real estate project is a subdivision development project near Houston, Texas, known as Lakes at Black Oak, currently projected to have approximately 550-600 units.

Through 2022, Company’s subsidiaries purchased from builders 132 homes in different communities in Texas. The Company rents these homes to tenants. The Company pursued this new endeavor in part to improve cash flow and smooth out the inconsistencies of income in residential land development. In 2023 our direct subsidiary American Home REIT Inc. was the owner of most of our single-family rental homes.

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

In October 2019, the Company expanded its biohealth segment into the Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc (“HWH World”). HWH World is in the business of sourcing and distributing dietary supplements and other health products through its network of members in the Republic of Korea (“South Korea”). HWH World generates product sales via its direct sale model as products are sold to its members. Through the use of a Hapi Gig platform that combines e-commerce, social media and a customized rewards system, HWH Korea equips, trains and empowers its members. We compete with numerous direct sales companies in South Korea. HWH World recognized $12,758 and $753,651 in revenue in the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the deferred revenue from biohealth segment was $0 and $21,198, respectively. All this deferred revenue came from unrecognized sales.

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

In recent months the Company incorporated three new subsidiaries Shenzhen Leyouyou Catering Management Co., Ltd., Dongguan Leyouyou Catering Management Co., Ltd. and GuangZhou Leyouyou Catering Management Co., Ltd in the People’s Republic of China. The three companies will be principally engaged in the food and beverage business in Mainland China.

Additionally, through its subsidiary MOC HK Limited, the Company is focusing on operating café business in Hong Kong.

During the years ended on December 31, 2023 and 2022, the revenue from the other business activities described above was approximately $1,083,971 and $568,248, respectively.

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

The Company’s consolidated financial statements include the financial positions, results of operations and cash flows of the following entities as of December 31, 2023, and 2022 as follows:

		Attributable interest
	State or other jurisdiction of	as of,
Name of subsidiary consolidated under AEI	incorporation or organization	December 31, 2023		December 31, 2022
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.5		85.4
Singapore Construction & Development Pte. Ltd.	Singapore	85.5		85.4
Art eStudio Pte. Ltd.	Singapore	-	*	43.6	*
Singapore Construction Pte. Ltd.	Singapore	85.5		85.4
Global BioMedical Pte. Ltd.	Singapore	85.5		85.4
Alset Innovation Pte. Ltd.	Singapore	-		85.4
Health Wealth Happiness Pte. Ltd.	Singapore	74.6		85.4
SeD Capital Pte. Ltd.	Singapore	85.5		85.4
LiquidValue Asset Management Pte. Ltd.	Singapore	85.5		85.4
Alset Solar Limited	Hong Kong	85.5		85.4
Alset F&B One Pte. Ltd.	Singapore	67.1		76.9
BMI Capital Partners International Limited	Hong Kong	85.5		85.4
SeD Perth Pty Ltd	Australia	85.5		85.4
SeD Intelligent Home Inc.	United States of America	85.5		85.4
LiquidValue Development Inc.	United States of America	85.4		85.4
Alset EHome Inc.	United States of America	85.4		85.4
SeD USA, LLC	United States of America	85.4		85.4
150 Black Oak GP, Inc.	United States of America	85.4		85.4
SeD Development USA Inc.	United States of America	85.4		85.4
150 CCM Black Oak, Ltd.	United States of America	85.4		85.4
SeD Texas Home, LLC	United States of America	100		85.4

SeD Ballenger, LLC	United States of America	85.4	85.4
SeD Maryland Development, LLC	United States of America	71.4	71.4
SeD Development Management, LLC	United States of America	72.6	72.6
SeD Builder, LLC	United States of America	85.4	85.4
Hapi Metaverse Inc. (f.k.a. GigWorld Inc.)	United States of America	99.6	99.7
HotApp BlockChain Pte. Ltd.	Singapore	99.6	99.7
HotApp International Limited	Hong Kong	99.6	99.7
HWH International, Inc.	Delaware, United States of America	-	85.4
Health Wealth & Happiness Inc.	United States of America	-	85.4
HWH Multi-Strategy Investment, Inc.	United States of America	-	85.4
SeD REIT Inc.	United States of America	85.4	85.4
Gig Stablecoin Inc.	United States of America	-	99.7
HWH World Inc.	United States of America	74.6	99.7
HWH World Pte. Ltd.	Singapore	74.6	85.4
UBeauty Limited	Hong Kong	85.5	85.4
WeBeauty Korea Inc	South Korea	-	85.4
HWH World Limited	Hong Kong	74.6	85.4
HWH World Inc.	South Korea	74.6	85.4
Alset Energy Inc. (f.k.a. GDC REIT Inc.)	United States of America	85.5	85.4
BioHealth Water Inc.	United States of America	85.5	85.4
Impact BioHealth Pte. Ltd.	Singapore	85.5	85.4
American Home REIT Inc.	United States of America	100	85.4
Alset Solar Inc.	United States of America	68.3	68.3
HWH KOR Inc.	United States of America	74.6	85.4
Open House Inc.	United States of America	-	100
Open Rental Inc.	United States of America	-	100
Hapi Cafe Inc.	Nevada, United States of America	-	100
Global Solar REIT Inc.	United States of America	-	100
Alset Capital Inc. (f.k.a. OpenBiz Inc.)	United States of America	100	100
Hapi Cafe Inc.	United States of America	74.6	85.4
HWH (S) Pte. Ltd.	Singapore	85.5	85.4
LiquidValue Development Pte. Ltd.	Singapore	100	100
LiquidValue Development Limited	Hong Kong	100	100
Alset EPower Inc.	United States of America	-	100
EPowerTech Inc.	United States of America	-	100
AHR Asset Management Inc.	United States of America	-	85.4
HWH World Inc.	Delaware, United States of America	-	85.4
Alset F&B Holdings Pte. Ltd.	Singapore	74.6	85.4
Credas Capital Pte. Ltd.	Singapore	64.1	42.7	*
Credas Capital GmbH	Switzerland	64.1	-
Smart Reward Express Limited	Hong Kong	74.1	49.8	*
AHR Texas Two, LLC	United States of America	100	85.4
AHR Black Oak One, LLC	United States of America	85.4	85.4
Hapi Air Inc.	United States of America	-	92.7
AHR Texas Three, LLC	United States of America	100	85.4
Alset Capital Pte. Ltd.	Singapore	-	100
Hapi Cafe Korea Inc.	South Korea	74.6	85.4
Green Energy Inc.	United States of America	-	100
Green Energy Management Inc.	United States of America	-	100
Alset Metaverse Inc.	United States of America	-	97.2

Alset Management Group Inc.	United States of America	77	83.4
Alset Acquisition Sponsor, LLC	United States of America	93.5	93.4
Alset Capital Acquisition Corp. (now known as HWH International Inc.)	Delaware, United States of America	53.7	23.4
Alset Spac Group Inc.	United States of America	93.5	93.4
Hapi Travel Pte. Ltd.	Singapore	74.6	85.4
Hapi WealthBuilder Pte. Ltd.	Singapore	74.6	85.4
Alset eVehicle Pte. Ltd. (f.k.a. Alset Mining Pte. Ltd.)	Singapore	85.5	85.4
HWH Marketplace Pte. Ltd.	Singapore	74.6	85.4
HWH International Inc.	Nevada, United States of America	74.6	85.4
Hapi Cafe SG Pte. Ltd.	Singapore	74.6	85.4
Alset Reits Inc.	United States of America	100	100
HWH Merger Sub, Inc.	United States of America	53.7	-
Alset Home REIT Inc.	United States of America	-	100
Hapi Metaverse Inc.	Texas, United States of America	99.6	99.7
Hapi Cafe Limited	Hong Kong	99.6	99.7
MOC HK Limited	Hong Kong	99.6	99.7
AHR Texas Four, LLC	United States of America	100	100
Alset F&B (PLQ) Pte. Ltd.	Singapore	74.6	85.4
NewRetail-AI Inc.	United States of America	99.6	-
Hapi Acquisition Pte. Ltd.	Singapore	99.6	-
Hapi Travel Limited	Hong Kong	99.6	-
Shenzhen Leyouyou Catering Management Co., Ltd.	China	99.6	-
Dongguan Leyouyou Catering Management Co., Ltd.	China	99.6	-
GuangZhou Leyouyou Catering Management Co., Ltd	China	99.6	-
Robot Ai Trade Pte. Ltd.	Singapore	85.5	-

*	Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

During the year ended December 31, 2023, the Company disposed of few subsidiaries which had no or very minimal activities. The disposal of these entities had immaterial effect on the Company’s consolidated financial statements.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On December 31, 2023 and 2022 the Company adjusted $951,349 and $4,791,997 between building and land, respectively. During the years 2023 and 2022, the Company adjusted depreciation expenses of $17,525 and $197,609, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of December 31, 2023 and 2022.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit were outstanding as of December 31, 2023 and 2022. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of December 31, 2023 and 2022, the total balance of this account was $107,767 and $309,219, respectively.

The Company puts funds into a brokerage account specifically for equity investment. As of December 31, 2023 and 2022, the cash balance in that brokerage account was $859,799 and $385,304, respectively.

Account Receivables and Allowance for Credit Losses

Account receivables is recorded at invoiced amounts net of an allowance for credit losses and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Accounts receivable considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2023 and 2022, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2023 and 2022, the balance of account receivables was $77,517 and $46,522, respectively.

Other Receivables

Other receivables include developer reimbursements for Lakes at Black Oak project. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at December 31, 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of December 31, 2023 and 2022, inventory consisted of finished goods from subsidiaries of HWH International Inc. and Hapi Metaverse Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

Investment Securities

Investment Securities at Fair Value

The Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock price at the close of the reporting period. Amarantus BioScience Holdings (“AMBS”) and Holista CollTech Limited (“Holista”) are publicly traded companies. The Company does not have significant influence over AMBS and Holista, as the Company holds approximately 4.3% and 13% of the common shares of AMBS and Holista, respectively.

On April 12, 2021 the Company acquired 6,500,000 common shares of Value Exchange International, Inc. (“Value Exchange International” or “VEII”), an OTC listed company, for an aggregate subscription price of $650,000. On October 17, 2022 the Company purchased additional 7,276,163 common shares of Value Exchange International for an aggregate purchase price of $1,743,734. On September 6, 2023 the Company converted $1,300,000 of VEII loan into 7,344,632 common shares. After these transactions the Company owns approximately 48.7% of Value Exchange International and exercises significant influence over it. Our Chief Executive Officer, Chan Heng Fai, is also an owner of the common stock of Value Exchange International (not including any common shares we hold). Additionally, certain members of our board of directors serve as directors of Value Exchange International. The stock’s fair value is determined by quoted stock prices.

During the year ended December 31, 2021, the Company’s subsidiaries established a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. DSS, Inc. (“DSS”), New Electric CV Corporation (“NECV”), Value Exchange International Inc. (“Value Exchange International” or “VEII”) and Sharing Services Global Corp. (“SHRG”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or elect fair value accounting.

●	The Company has significant influence over DSS. As of December, 2023 and 2022, the Company owned approximately 44.4% and 45.2% of the common stock of DSS, respectively. Our CEO is a stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS. William Wu, Wong Shui Yeung and Joanne Wong Hiu Pan, directors of the Company, are each also directors of DSS.

●	The Company has significant influence over NECV as the Company holds approximately 0.5% of the common shares of NECV and one officer from the Company holds a director position on NECV’s Board of Directors.

●	The Company has significant influence over Value Exchange International as the Company holds approximately 48.7% of the common shares of VEII. Mr. Chan and another member of the Board of Directors of Hapi Metaverse, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung).

●	The Company has significant influence over SHRG as the Company holds approximately 33.4% of the common shares of SHRG, our CEO holds a director position on SHRG’s Board of Directors and one of the officers of the Company is the CFO of SHRG. Additionally, our CEO is a significant stockholder of SHRG shares.

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of American Medical REIT Inc. (“AMRE”), a related party private startup company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of December 31, 2023 and 2022, AMRE was a private company. Based on management’s analysis, the fair value of the AMRE warrants was $0 as of December 31, 2021. In March 2022 both loans, together with warrants were converted into common shares of AMRE. After the conversion, the Company owns approximately 15.8% of AMRE.

On August 8, 2023, DSS Inc. distributed shares of Impact Biomedical Inc. (“Impact”), beneficially held by DSS, in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company and its majority owned subsidiaries received 4,568,165 shares of Impact, representing 6.5% of the issued and outstanding shares of Impact Common Stock. Each share of Impact distributed as part of the distribution is not eligible for resale until 180 days from the date Impact’s initial public offering becomes effective under the Securities Act, subject to the discretion of DSS to lift the restriction sooner. As of December 31, 2023, Impact was a startup private company. Based on the management’s analysis, the fair value of Impact shares was approximately $0 at the distribution date and as of December 31, 2023.

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

On September 30, 2020, the Company acquired 3,800 shares, approximately 19% ownership, from HWH World Company Limited (f.k.a. Hyten Global (Thailand) Co., Ltd.) (“HWH World Co.”), a private company, at a purchase price of $42,562. The Company’s subsidiary holding equity in HWH World Co. was sold on December 31, 2023.

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

AMRE

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 15.8% of AMRE as of December 31, 2023, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. DSS, of which we own 44.4% and have significant influence over, owns 80.4% of AMRE. Therefore, the Company has significant influence on AMRE.

American Pacific Bancorp, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased 4,775,523 shares of the common stock of American Pacific Bancorp Inc. (“APB”) and gained majority ownership in that entity. APB was consolidated into the Company under common control accounting (See Transactions between Entities under Common Control for details). On September 8, 2021 APB sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APB fell below 50% to 41.3% (and subsequently to 36.9%) and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. During the year ended December 31, 2023 the investment loss was $24,241,856. During the year ended December 31, 2022 the investment gain was $867,117. As of December 31, 2023 and 2022, the investment in APB was $7,426,390 and $31,668,246, respectively.

The following table presents summarized unaudited financial information for APB.

	Summarized Financial Information
	Assets	Liabilities	Net Income (Loss)
December 31, 2023	18,057,196	309,066	(65,624,948)
December 31, 2022	54,835,272	316,826	2,235,532

Ketomei Pte. Ltd.

On June 10, 2021 the Company’s indirect subsidiary HCI-T lent $76,723 to Ketomei Pte. Ltd. (“Ketomei”). On March 21, 2022 Hapi Cafe entered into an agreement pursuant to which the principal of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested an additional $179,595 in Ketomei. After the conversion and fund investment the Company now holds 28% of Ketomei. Ketomei is in the business of selling cooked food and drinks. During the years ended December 31, 2023 and 2022 the investment gain was $36,438 and $48,916 loss, respectively. Investment in Ketomei was $155,369 at December 31, 2022. At December 31, 2023, the Company wrote off the investment in Ketomei of $121,471, as the Company does not believe it will be able to recover this investment.

Sentinel Brokers Company Inc.

On May 22, 2023 the Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), entered into a Stock Purchase Agreement, pursuant to which SeD Capital purchased 39.8 shares (19.9%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”) for the aggregate purchase price of $279,719. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as its CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 44.4% and have significant influence over, owns 80.1% of Sentinel. During the year ended December 31, 2023 the investment loss in Sentinel was $154,956. Investment in Sentinel was $124,763 at December 31, 2023.

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

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum. The conversion price is approximately $21.26 per common share of Vector Com. As of December 31, 2023 and 2022, the Management estimated the fair value of the note to be $88,599 and $77,307, respectively.

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

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with FASB ASC 805 - “Business Combinations”, which acquired assets are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are reduced when lots are sold.

The Company capitalized construction costs of approximately $1.2 million and $3.2 million for the years ended December 31, 2023 and 2022, respectively.

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

The Company did not record impairment on any of its projects during the years ended on December 31, 2023 and 2022.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of December 31, 2023 and 2022, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the years ended on December 31, 2023 and 2022.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

Part of the Company’s real estate business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Ballenger and Lakes at Black Oak projects, which represented approximately 82% and 29% of the Company’s revenue in the years ended December 31, 2023 and 2022, respectively, is as follows:

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

The builders do the inspections to make sure all conditions/requirements are met before taking title of lots. The Company recognizes revenue at a point in time when title is transferred. The Company does not have further performance obligations or continuing involvement once title is transferred. Revenue is recognized at a point in time.

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. In the year ended December 31, 2023 and 2022, the Company did not recognize any deferred revenue and collected all rents due.

Sale of the Front Foot Benefit Assessments

We have established a front foot benefit (“FFB”) assessment on all of the NVR lots. This is a 30-year annual assessment allowed in Frederick County which requires homeowners to reimburse the developer for the costs of installing public water and sewer to the lots. These assessments become effective as homes are settled, at which time we can sell the collection rights to investors who will pay an upfront lump sum, enabling us to more quickly realize the revenue. The selling prices range from $3,000 to $4,500 per home depending on the type of home. Our total revenue from the front foot benefit assessment is approximately $1 million. To recognize revenue of FFB assessment, both our and NVR’s performance obligation have to be satisfied. Our performance obligation is completed once we complete the construction of water and sewer facility and close the lot sales with NVR, which inspects these water and sewer facility prior to close lot sales to ensure all specifications are met. NVR’s performance obligation is to sell homes they build to homeowners. Our FFB revenue is recognized on quarterly basis after NVR closes sales of homes to homeowners. The agreement with these FFB investors is not subject to amendment by regulatory agencies and thus our revenue from FFB assessment is not either. During the years ended December 31, 2023 and 2022, we recognized revenue of $0 and $126,737 from FFB assessment, respectively.

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned products. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the years ended December 31, 2023 and 2022 were approximately $1,183 and $41,755, respectively.

Annual Membership. The Company collects an annual membership fee from its members. The fee is fixed, paid in full at the time upon joining the membership; the fee is not refundable. The Company’s performance obligation is to provide its members the right to (a) purchase products from the Company, (b) access to certain back-office services, (c) receive commissions and (d) attend corporate events. The associated performance obligation is satisfied over time, generally over the term of the membership agreement which is for a one-year period. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $0 and $21,198 at December 31, 2023 and 2022, respectively. Starting in 2020 the revenue from sale of membership declined to $0 in 2022. The Company is currently working on a new membership model.

Other Businesses

Food and Beverage. The Company, through Alset F&B One and Alset F&B PLQ each acquired a restaurant franchise licenses at the end of 2021 and 2022 respectively, both of which have since commenced operations. These licenses will allow Alset F&B One and Alset F&B PLQ each to operate a Killiney Kopitiam restaurant in Singapore. Killiney Kopitiam, founded in 1919, is a Singapore-based chain of mass-market, traditional kopitiam style service cafes selling traditional coffee and tea, along with a range of local delicacies such as Curry Chicken, Laksa, Mee Siam, and Mee Rebus.

The Company, through HCI-T, commenced operation of two cafés during 2022 and 2021, which are located in Singapore and South Korea.

The cafes are operated by subsidiaries of HCI-T, namely HCSG in Singapore and HCKI in Seoul, South Korea. Hapi Cafes are distinctive lifestyle café outlets that strive to revolutionize the way individuals dine, work, and live, by providing a conducive environment for everyone to relish the four facets – health and wellness, fitness, productivity, and recreation all under one roof.

In recent months the Company incorporated three new subsidiaries Shenzhen Leyouyou Catering Management Co., Ltd., Dongguan Leyouyou Catering Management Co., Ltd. and GuangZhou Leyouyou Catering Management Co., Ltd in the People’s Republic of China. The three companies will be principally engaged in the food and beverage business in Mainland China.

Additionally, through its subsidiary MOC HK Limited, the Company is focusing on operating café business in Hong Kong.

Remaining performance obligations. As of December 31, 2023 and 2022, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the years ended on December 31, 2023 and 2022, the Company recorded $0 as stock-based compensation expense.

Foreign Currency

Functional and reporting currency

Items included in the financial statements of each entity in the Company are measured using the currency of the primary economic environment in which the entity operates (“functional currency”). The financial statements of the Company are presented in U.S. dollars (the “reporting currency”).

The functional and reporting currency of the Company is the United States dollar (“$”). The financial records of the Company’s subsidiaries located in Singapore, Hong Kong, Australia, South Korea and China are maintained in their local currencies, the Singapore Dollar (S$), Hong Kong Dollar (HK$), Australian Dollar (“AUD”), South Korean Won (“KRW”) and Chinese Yuan (CN¥), which are also the functional currencies of these entities.

Transactions in foreign currencies

Transactions in currencies other than the functional currency during the year are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the statement of operations.

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded $547,845 loss on foreign exchange during the year ended on December 31, 2022 and a $697,286 loss during the year ended on December 31, 2023. The foreign currency transactional gains and losses are recorded in operations.

Translation of consolidated entities’ financial statements

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange ruling at the balance sheet date. The Company’s entities with functional currency of Singapore Dollar, Hong Kong Dollar, AUD, KRW and CN¥, translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenue, expense, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss).

The Company recorded other comprehensive gain of $508,277 from foreign currency translation for the year ended December 31, 2022 and $301,579 loss for the year ended December 31, 2023, in accumulated other comprehensive loss.

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

The Company’s 2023, 2022 and 2021 tax returns remain open to examination.

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

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At December 31, 2023 there were 425,216 potentially dilutive warrants outstanding. At December 31, 2022 there were 456,653 potentially dilutive warrants outstanding.

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

The carrying value of the Company’s financial instruments, including cash and restricted cash, accounts receivable and accounts payable and accrued expenses approximate fair value because of the short-term maturity of these financial instruments. The liabilities in connection with the conversion and make-whole features included within certain of the Company’s notes payable and warrants are each classified as a level 3 liability.

Non-controlling Interests

Non-controlling interests represent the equity in subsidiary not attributable, directly or indirectly, to shareholders of the Company, and are presented separately in the Consolidated Statements of Operation and Other Comprehensive Loss, and within equity in the Consolidated Balance Sheets, separately from equity attributable to shareholders of the Company.

On December 31, 2023 and 2022, the aggregate non-controlling interests in the Company were $8,601,562 and $11,009,149, respectively.

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

The company did not record any impairment for the year ended on December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, the capitalized financing costs were $1,225,739.

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

Recent Accounting Pronouncements

Accounting pronouncement adopted

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, “Revenue from Contracts with Customers”. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts were recognized by the acquiring company at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company adopted these requirements prospectively, effective on the first day of the year 2023. The application of the ASU 2021-08 has not had a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and a modified retrospective approach is required, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November of 2019, the FASB issued ASU 2019-10, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies. The Company adopted these requirements prospectively, effective on the first day of the year 2023. The application of the ASU 2016-13 has not had a material impact on our consolidated financial statements.

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

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of December 31, 2023 and 2022, uninsured cash and restricted cash balances were $23,748,169 and $15,723,599, respectively.

For the year ended December 31, 2023, three customers accounted for approximately 36%, 36%, and 28% of the Company’s property and development revenue. For the year ended December 31, 2022, two customers accounted for approximately 81%, and 19% of the Company’s property and development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the years ended December 31, 2023 and 2022:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Year Ended on December 31, 2023
Revenue	$20,963,661	$28,117	$12,758	$1,083,971	$22,088,507
Cost of Sales	(13,915,144)	(9,145)	(54,529)	(597,391)	(14,576,209)
Gross Margin	7,048,517	18,972	(41,771)	486,580	7,512,298
Operating Expenses	(1,312,024)	(468,679)	(869,683)	(7,734,566)	(10,384,952)
Operating Income (Loss)	5,736,493	(449,707)	(911,454)	(7,247,986)	(2,872,654)
Other Income (Expense)	47,363	(6,066,133)	(593,994)	(51,700,965)	(58,313,729)
Net Income (Loss) Before Income Tax	5,783,856	(6,515,840)	(1,505,448)	(58,948,951)	(61,186,383)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Year Ended on December 31, 2022
Revenue	$3,088,628	$69,915	$753,651	$568,248	$4,480,442
Cost of Sales	(3,016,200)	(23,423)	(523,534)	(168,833)	(3,731,990)
Gross Margin	72,428	46,492	230,117	399,415	748,452
Operating Expenses	(1,479,674)	(414,167)	(850,044)	(5,093,941)	(7,837,826)
Operating Income (Loss)	(1,407,246)	(367,675)	(619,927)	(4,694,526)	(7,089,374)
Other Income (Expense)	5,885	(1,359,977)	(4,669,309)	(33,099,730)	(39,123,131)
Net Income (Loss) Before Income Tax	(1,401,361)	(1,727,652)	(5,289,236)	(37,794,256)	(46,212,505)

December 31, 2023
Cash and Restricted Cash	$3,323,210	$430,807	$568,702	$23,566,574	$27,889,293
Total Assets	62,989,233	5,845,269	2,450,876	55,028,650	126,314,028

December 31, 2022	$2,592,577	$514,260	$1,338,404	$14,076,662	$18,521,903
Cash and Restricted Cash	57,951,324	3,184,416	4,861,615	87,492,981	153,490,336
Total Assets

5. REAL ESTATE ASSETS

As of December 31, 2023 and 2022, real estate assets consisted of the following:

	December 31, 2023	December 31, 2022

Construction in Progress	$6,983,974	$15,506,572
Land Held for Development	3,382,792	7,943,126
Rental Properties	31,770,386	31,169,031
Total Real Estate Assets	$42,137,152	$54,618,729

Single family residential properties

As of December 31, 2023 and 2022, the Company owns 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $1,050,897 and $882,814 in years ended December 31, 2023 and 2022, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SRFs as of December 31, 2023:

	Number of Homes	Aggregate investment	Average Investment per Home

SFRs	132	$33,190,603	$251,444

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

As part of the agreements, NVR was required to give a deposit in the amount of $5,600,000. Upon the sale of lots to NVR, 9.9% of the purchase price is taken as payback of the deposit. A violation of the agreements by NVR would cause NVR to forfeit the deposit. On January 3, 2019 and April 28, 2020, NVR gave SeD Maryland two more deposits in the amounts of $100,000 and $220,000, respectively, based on the 3rd Amendment to the Lot Purchase Agreement. On December 31, 2023 and 2022, there was $0 held on deposit. Remaining balance of $31,553 was repaid during 2022.

7. NOTES PAYABLE

As of December 31, 2023 and 2022, notes payable consisted of the following:

	December 31, 2023	December 31, 2022
	($)	($)
Motor Vehicle Loans	156,926	181,846
Total notes payable	$156,926	$181,846

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan has expired during 2022 and only L/C is outstanding as of December 31, 2023 and 2022. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 approximately $201,751 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

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

Future minimum principal payments under existing motor vehicle loans at December 31, 2023 in each calendar year through the end of their terms are as follows:

2024	$30,744
2025	30,744
2026	30,744
2027	30,744
2028	21,424
Thereafter	12,526
Total Future Payments	$156,926

8. RELATED PARTY TRANSACTIONS

Purchase Shares and Warrants from NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. We value NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV were $860,342 as of July 17, 2020, the purchase date and $430 and $327,565 as of December 31, 2023 and 2022, respectively. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital as it was a related party transaction.

Purchase and Sale of Stock in True Partner Capital Holding Limited

On March 12, 2021, the Company purchased 62,122,908 ordinary shares of True Partners Capital Holding Limited for $6,729,629 from a related party. The fair market value of such stock on the acquisition date was $10,003,689. The difference between the purchase price and the fair market value of $3,274,060 was recorded as an equity transaction on Company’s consolidated statement of stockholders’ equity at December 31, 2021. Pursuant to a Stock Purchase Agreement from February 2022, the Company sold 62,122,908 shares of True Partner to DSS Inc. (through the transfer of subsidiary and otherwise), for a purchase price of 17,570,948 shares of common stock of DSS. DSS shareholders approved the Stock Purchase Agreement on May 17, 2022 (which is deemed to be the effective date of this transaction). The transaction loss of $446,104, which is the difference between the fair value of True Partner stock and fair value of DSS stock at the agreement’s effective date, was recorded as other expense in the Company’s Statement of Operations.

Reorganization of Home Rental Business

On December 9, 2022, the Company entered into an agreement with Alset EHome Inc. and Alset International Limited, two majority-owned subsidiaries of the Company, pursuant to which the Company agreed to reorganize the ownership of its home rental business. Previously, the Company and certain majority-owned subsidiaries collectively owned 132 single-family rental homes in Texas. 112 of these rental homes are owned by subsidiaries of American Home REIT Inc. (“AHR”). The Company owns 85.5% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of Alset EHome Inc.

The closing of the transaction contemplated by this agreement was completed on January 13, 2023. Pursuant to this agreement, the Company became the direct owner of AHR and its subsidiaries that collectively own these 112 homes, instead of such homes being owned indirectly through Alset International Limited’s subsidiaries.

Alset EHome Inc. sold AHR to the Company for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022. The promissory note carries interest rate of 7.2% and matures on January 13, 2028.

The closing of the transaction was approved by the shareholders of Alset International Limited. Certain members of the Company’s Board of Directors and management are also members of the Board of Directors and management of each of Alset International Limited and Alset EHome Inc.

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

Consolidation of Alset Capital Acquisition Corp.

On May 1, 2023, Alset Capital Acquisition Corp. (“Alset Capital”) held a Special Meeting of Stockholders. In connection with the Special Meeting and certain amendments to Alset Capital’s Amended and Restated Certificate of Incorporation, 6,648,964 shares of Alset Capital’s Class A Common Stock were rendered for redemption. Following the redemption, 2,449,786 shares of Class A Common Stock of Alset Capital remained issued and outstanding, including 473,750 shares held by the Company. The Company also owns 2,156,250 shares of Alset Capital’s Class B Common Stock. Following the redemptions, Company’s ownership in Alset Capital has increased from 23.4% of the total shares of common stock to 58.0% of the total number of outstanding shares of the two classes. The Company recognized $21,657,036 loss on the consolidation of Alset Capital. The loss is included in Company’s Consolidated Statement of Operations for the year ended December 31, 2023.

Purchase of Hapi Travel Ltd. Stock

On June 14, 2023, the Company’s subsidiary completed acquisition of Hapi Travel Limited (“HTL”), an online travel business started in Hong Kong and under common control of the Company. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated fair values on the acquisition date. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date. As a result of the acquisition of HTL, a deemed dividend of $214,174 was generated as a result of the business combination, which represents the purchase price of $214,993 in excess of identifiable equity.

The common control transaction described above resulted in the following basis of accounting for the financial reporting periods:

●	The acquisition of HTL was accounted for prospectively as of June 14, 2023 as this did not represent a change in reporting entity.
●	The acquisition of HTL was under common control and was consolidated in accordance with ASC 850-50. The Consolidated financial statements were not retrospectively adjusted for the acquisition of HTL as of January 1, 2022 for comparative purposes because the historical operations of HTL were deemed to be immaterial to the Company’s consolidated financial statements.

Convertible Notes to Value Exchange

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with VEII. The Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. On December 31, 2023 the value of the remaining $100,000 of convertible note and warrants was $101,150 and $2,487,854, respectively.

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“Credit Agreement”) with VEII. On December 15, 2023, the company loaned VEII $1,000,000. The Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the Credit Agreement for a period of three years. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle the company to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. The value of this convertible note on December 31, 2023 was $1,106,477. At the time of this filing, the company has not converted the Loan Amount.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. On December 31, 2023 and 2022, the outstanding balance was $12,716 and $12,668, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of December 31, 2023 and December 31, 2022, the outstanding balance was $4,153 and $4,158, respectively.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services. In addition, MacKenzie Equity Partners has been paid certain bonuses, including (i) a sum of $50,000 in June, 2022; (ii) a sum of $50,000 in August 2023; and (iii) a sum of $50,000 in December 2023.

The Company incurred expenses of $400,000 and $350,000 in the years ended December 31, 2023 and 2022, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December 31, 2023 and 2022, the Company owed this related party $27,535 and $25,000, respectively. These amounts are included in Accounts Payable and Accrued Expenses in the accompanying consolidated balance sheets.

Note Receivable from a Related Party Company

On March 2, 2020 and on October 29, 2021, LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received two $200,000 Promissory Notes and on October 29, 2021 Alset International received $8,350,000 Promissory Note from AMRE, a company which is 15.8% owned by LiquidValue as of December 31, 2022. Chan Heng Fai and Chan Tung Moe are directors of AMRE. The notes carry interest rates of 8% and are payable in two, three years and 25 months, respectively. LiquidValue also received warrants to purchase AMRE shares at the exercise price of $5.00 per share. The amount of the warrants equals to the note principal divided by the exercise price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. In March 2022 the Company converted two $200,000 loans, together with associated warrants into 167,938 common shares of AMRE, and increased its ownership in AMRE from 3.4% to 15.8%. On July 12, 2022, pursuant to Assignment and Assumption Agreement from February 25, 2022, as amended on July 12, 2022, the Company sold the $8,350,000 loan, together with accrued interest, to DSS for a purchase price of 21,366,177 shares of DSS’s common stock. The loss from this transaction of $1,089,675 was calculated as the difference between the face value of promissory note together with accrued interest and the fair value of DSS stock on July 12, 2022, and was recorded under Other Expense in Statement of Operations.

As of December 31, 2022, the Company provided advances for operation of $236,699 to HWH World Co., a direct sales company in Thailand of which the Company holds approximately 19% ownership. The subsidiary holding investment in HWH World Co. was sold during 2023.

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

On December 31, 2023, the total convertible note receivable from Ketomei was $368,299. Considering ASC 326 and after reviewing the performance of Ketomei, the Company decided to record 100% impairment for the convertible note receivable and investment in associate.

On June 10, 2021, HCI-T signed a convertible loan agreement with Ketomei, pursuant to which HCI-T has agreed to grant Ketomei a loan of an aggregate principal amount of $75,525 (SG$100,000). On March 21, 2022, HCI-T signed a legally binding term sheet with Ketomei, and HCI-T has agreed to invest in Ketomei $258,186 (SG$350,000) for 28% interest in Ketomei. The investment was partially paid by the $75,525 (SG$100,000) loan borrowed to Ketomei and the accrued interest of $6,022 (SG$6,433). The balance of $183,311 (SG$243,567) was paid in cash.

On July 28, 2022 HCI-T entered into binding term sheet with Ketomei and Tong Leok Siong Constant, pursuant to which HCI-T lent Ketomei $43,254 (SG$60,000). This loan had a 0% interest rate for the first 60 days and an interest rate of 8% per annum afterwards.

On August 4, 2022, the same parties entered into another binding term sheet (the “Second Term Sheet”) pursuant to which HCI-T agreed to lend Ketomei up to $260,600 (SG$360,000) pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 8%. As of August 31, 2023, the $263,766 (SG$360,000) loan was paid by the $214,903 (SG$293,310) loan borrowed to Ketomei and $48,862 (SG$66,690) was paid for the expenses on behalf of Ketomei. In addition, pursuant to the Second Term Sheet, the July 28, 2022, loan was modified to include conversion rights. The Parties agree that the conversion rate will be at approximately $0.022 per share.

On August 31, 2023, the same parties entered into another binding term sheet pursuant to which HCI-T agreed to lend Ketomei up to $36,634 (SG$50,000) pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. As of October 31, 2023, the $37,876 (SG$50,000) loan was paid to Ketomei.

On October 26, 2023, the same parties entered into another binding term sheet pursuant to which HCI-T agreed to lend Ketomei up to $37,876 (SG$50,000) pursuant to a non- convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. As of December 31, 2023, the $6,766 (SG$8,932) loan was paid to Ketomei. HCI-T will pay the balance of $31,110 (SG$41,068) to Ketomei in the future.

The amount due from Ketomei at December 31, 2023 and 2022 are $0 and $198,125 respectively.

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matures on January 12, 2023, with automatic three-month extensions. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of December 31, 2023 and 2022 LVAML owes the Company $534,671 and $3,042,811, respectively.

On September 28, 2023 Alset International Limited (“AIL”) entered into loan agreement with Value Exchange International Inc. (“VEII”), pursuant to which AIL agreed to lend $500,000 to VEII. The loan carries simple annual interest rate of 8% and matures on March 28, 2024. As of December 31, 2023 the Company accrued $10,000 interest and VEII owed AIL $510,000.

Note 9. GOODWILL

The Company continually evaluates potential acquisitions that align with the Company’s plans, namely, starting the F&B business in Asia. Starting an F&B business in Hong Kong, China, and Taiwan can be an excellent opportunity due to the large consumer market, diverse food culture, high demand for international cuisine, favorable business environment, skilled labor force, and opportunities for growth. On October 4, 2022, The Company has completed its first F&B business acquisition of MOC HK Limited (“MOC”), a F&B business started in Hong Kong. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

As a result of the acquisition of MOC, goodwill of $60,343 generated in a business combination represents the purchase price of $70,523 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment.

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

The table below reflects the Company’s estimates of the acquisition date fair value of the assets acquired and liabilities assumed for the 2022 acquisition:

MOC
Acquisition Date	October 4, 2022

Purchase Price
Cash	$70,523
Total purchase consideration	70,523

Purchase Price Allocation
Assets acquired
Current assets	32,700
Property and Equipment, net	11,266
Operating lease right-of-use assets, net	114,232
Total assets acquired	158,198

Liabilities assumed:
Current liabilities	(33,437)
Operating lease liability	(114,232)
Accrued taxes	(349)
Total liabilities assumed	(148,018)

Net assets acquired	10,180
Goodwill	60,343
Total purchase consideration	$70,523

The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022

Balance at beginning of the year	$60,343	$-
Acquisitions		60,343
Balance as of end of the year	$60,343	$60,343

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

On December 31, 2023, there were 9,235,119 common shares issued and outstanding.

The following table summarizes the warrant activity for the year ended December 31, 2023.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2022	634,488	$80.40	3.23	$-
Warrants Vested and exercisable at December 31, 2022	634,488	$80.40	3.23	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	31,437	77.56
Warrants Outstanding as of December 31, 2023	603,051	$80.46	2.37	$-
Warrants Vested and exercisable at December 31, 2023	603,051	$80.46	2.37	$-

Changes of Ownership of Alset International

In the year ended December 31, 2023 and 2022 the Company purchased 575,000 and 6,670,200 shares of Alset International from the market, respectively.

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

Due to these transactions the Company’s ownership of Alset International changed from 76.8% as of December 31, 2021 to 85.5% as of December 31, 2023.

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

Class A Common Stock of Alset Capital Acquisition Corp. Subject to Possible Redemption

The Company accounts for its, and its subsidiaries’ common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023, the Class A common stock of Alset Capital Acquisition Corp. subject to possible redemption in the amount of $20,457,011, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

On May 1, 2023, after the redemptions (for further details on this transaction refer to Note 8. – Related Party Transactions, Consolidation of Alset Capital Acquisition Corp.), the Company consolidated Alset Capital.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2023	$(54,921)	$121,272	$3,769,712	$3,836,063

Other Comprehensive (Loss) Income	-	(240,838)	14,494	(226,344)

Balance at December 31, 2023	$(54,921)	$(119,566)	$3,784,206	$3,609,719

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2022	$(90,031)	$(367,895)	$799,572	$341,646

Other Comprehensive Income	35,110	489,167	2,970,140	3,494,417

Balance at December 31, 2022	$(54,921)	$121,272	$3,769,712	$3,836,063

12. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one year. Future minimum rental revenue under existing leases on our properties at December 31, 2023 in each calendar year through the end of their terms are as follows:

2024	1,349,732
Total Future Receipts	$1,349,732

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the years ended December 31, 2023 and 2022, property management fees incurred by the property managers were $137,340 and $90,630, respectively. For the years ended December 31, 2023 and 2022, leasing fees incurred by the property managers were $121,900 and $174,850, respectively.

13. INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2023 and 2022:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2023
Assets
Investment Securities- Fair Value Option	$7,537,472	$2,100,720	$-	$9,638,192
Investment Securities- Trading	35,036	1,779,601	-	1,814,637
Warrants - NECV	-	-	430	430
Convertible Note Receivable	-	-	77,307	77,307
Warrants - VEII	-	2,487,854	-	2,487,854
Total Investment in Securities at Fair Value	$7,572,508	$6,368,175	$77,737	$14,018,420

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Amount at Fair Value
December 31, 2022
Assets
Investment Securities- Fair Value Option	$13,749,957	$-	$-	$13,749,957
Investment Securities- Trading	5,315,204	-	-	5,315,204
Convertible Note Receivable	-	-	88,599	88,599
Warrants - NECV	-	-	327,565	327,565
Warrants - AMRE	-	-	-	-
Total Investment in Securities at Fair Value	$19,065,161	$-	$416,164	$19,481,325

Realized loss on investment securities for the year ended December 31, 2023 and 2022 was $11,375,747 and $7,308,580, respectively. Unrealized loss on securities investment was $2,899,286 and $31,350,358 in the years ended December 31, 2023 and 2022, respectively. These losses were recorded directly to net loss. The change in fair value of the convertible note receivable in the years ended December 31, 2023 and 2022 was $0 and $40,201 gain, respectively, and was recorded in consolidated statements of stockholders’ equity.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investments at December 31, 2023 and 2022, respectively.

	Share price		Market Value
	12/31/2023	Shares	12/31/2023	Valuation

DSS (Related Party)	$0.120	62,812,264	$7,537,472	Investment in Securities at Fair Value

Trading Stock			$35,036	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$7,572,508

Holista	$0.007	36,159,845	$246,556	Investment in Securities at Fair Value

New Electric CV (Related Party)	$0.000	354,039,000	$0	Investment in Securities at Fair Value

AMBS	$0.001	20,000,000	$10,000	Investment in Securities at Fair Value

Value Exchange (related Party)	$0.067	21,179,275	$1,429,602	Investment in Securities at Fair Value

Sharing Services (Related Party)	$0.003	125,624,528	$414,562	Investment in Securities at Fair Value

Trading Stock			$1,779,601	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$3,880,321
Nervotech	N/A	1,666	$37,876	Investment in Securities at Cost
K Beauty	N/A	3,600	$16,636	Investment in Securities at Cost

	Total Equity Securities		$11,507,341

	Share price		Market Value
	12/31/2022	Shares	12/31/2022	Valuation

DSS (Related Party)	$0.164	62,812,264	$10,301,211	Investment in Securities at Fair Value

AMBS (Related Party)	$0.002	20,000,000	$34,000	Investment in Securities at Fair Value

Holista (Related Party)	$0.20	42,999,621	$850,432	Investment in Securities at Fair Value

New Electric CV (Related Party)	$0.001	354,039,000	$212,423	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.170	13,834,643	$2,351,889	Investment in Securities at Fair Value

Trading Stock			$5,315,204	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$19,065,161
Nervotech	N/A	1,666	$35,958	Investment in Securities at Cost
HWH World Co.	N/A	3,800	$42,562	Investment in Securities at Cost
K Beauty	N/A	3,600	$19,609	Investment in Securities at Cost

	Total Equity Securities		$19,163,290

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value which are recorded through other income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2023 and 2022:

Total
Balance at January 1, 2022	$1,108,252
Net gain	(692,088)
Balance at December 31, 2022	$416,164
Net gain	(338,427)
Balance at December 31, 2023	$77,737

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

The Sharing Services Convertible Note was redeemed in July 2022.

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible bond of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum and maturity is two years. The conversion price is approximately $21.26, per common share of Vector Com. As of December 31, 2022 and 2023, the Management estimated the fair value of the note to be $88,599 and $77,307, respectively.

Warrants

AMRE

On March 2, 2020 and October 29, 2021, the Company received warrants to purchase shares of AMRE, a related party private company, in conjunction with the Company lending two $200,000 promissory notes. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of December 31, 2023 and 2022, AMRE was a private company. Based the management’s analysis, the fair value of the warrants was $0 as of December 31, 2021. All warrants were converted into common shares in March 2022.

NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of NECV for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2021. The Company did not exercise any warrants during years ended December 31, 2023 and 2022. We value NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV was $430 as of December 31, 2023 and $327,565 as of December 31, 2022.

The fair value of the NECV warrants under level 3 category as of December 31, 2023 and 2022 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	December 31, 2023	December 31, 2022
Stock Price	$0.0001	$0.0006
Exercise Price	$0.001	$0.001
Risk-free Interest Rate	4.62%	3.95%
Annualized volatility	869.4%	186.1%
Dividend Yield	0.00	0.00
Year to Maturity	6.56	7.56

VEII

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 8 - Related Party Transactions, Note Receivable from a Related Party Company. As of December 31, 2023, the fair value of the warrants was $2,487,854. The Company did not exercise any warrants during the year ended December 31, 2023. The Company values VEII warrants under level 3 category through a Black Scholes option pricing model.

The fair value of the VEII warrants under level 3 category as of September 6, 2023, and December 31, 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	December 31, 2023	September 6, 2023
Stock Price	$0.0677	$0.1770
Exercise Price	$0.1770	$0.1770
Risk-free Interest Rate	8.50%	8.50%
Annualized volatility	275.85%	273.79%
Dividend Yield	0.00	0.00
Year to Maturity	4.68	5.00

The following table presents summarized unaudited financial information for our investments that we elected the fair value option that would otherwise be accounted for under the equity method of accounting.

	Summarized Financial Information
	Assets	Liabilities	Net Income (Loss)
December 31, 2023
NECV*	$872,366	$2,726,168	$(594,014)
Holista	$3,893,309	$4,737,129	$(2,376,748)
DSS*	$196,551,000	$68,804,000	$(70,719,000)
VEII*	$7,236,206	$4,913,744	$(1,495,625)
SHRG	$7,821,341	$8,641,133	$(11,695,044)

December 31, 2022
NECV	$1,418,000	$2,678,000	$(94,000)
Holista	$5,473,040	$3,916,466	$(1,522,130)
DSS	$248,916,000	$92,235,000	$(69,662,000)
VEII	$5,739,861	$3,485,118	$3,366

*	Data derived from Financial Statement as of September 30, 2023 which was the latest available date source we could reach. 12-month Net Income (Loss) was estimated by adding one-third of 9-month Net Loss.

14. INCOME TAXES

US Income Taxes

The components of income tax expense and the effective tax rates for the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Current:
Federal	$92,350	$-
State	-	-
Total Current	92,350	-
Deferred:
Federal	6,176,130	(3,905,452)
State	(454,675)	1,163,407
Total Deferred	5,721,455	(2,742,045)
Valuation Allowance	(5,721,455)	2,742,045
Total Income Tax Expense	$92,350	$-

Pre-tax Loss	$(61,186,383)	$(46,212,505)

Effective Income Tax Rate	-0.2%	0.0%

A reconciliation of our income tax expense at federal statutory income tax rate of 21% to our income tax expense at the effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal Statutory Tax Rate	21.0%	21.0%
Capitalized Construction Costs	1.5%	0.0%
Deferred Finance Costs	-4.0%	-0.4%
Miscellaneous Permanent Items	0.0%	0.2%
Non includible foreign entities loss/(income)	-7.9%	-13.8%
Valuation Allowance	-10.8%	-7.1%
Effective Income Tax Rate	-0.2%	0.0%

Deferred tax assets consist of the following at December 31, 2023 and 2022:

	2023	2022
Deferred tax assets:
Accrued Interest Expense	6,310,548	5,802,873
Accrued Expense	423,311	1,102,779
Partnership Gain	13,175	13,175
Real Estate Impairment	729,312	2,253,228
Other Amortization	1,160,710	1,160,710
Unrealized Loss on Investment	9,856,139	4,324,883
Others	353,693	377,180
Net Operating Loss	2,846,999	1,297,770
Total deferred tax assets:	21,693,887	16,332,597

Deferred tax liabilities:
Accrued Interest Income	(7,148,090)	(6,304,175)
Accumulated Depreciation and Amortization	(204,192)	(140,886)
Total deferred tax assets:	(7,352,282)	(6,445,060)

Deferred Tax Assets / (Liabilities), net	14,341,605	9,887,537
Less valuation allowance	(14,341,605)	(9,887,537)
Deferred Tax Asset c/f	-	-

As of December 31, 2023, the Company has Federal and State net operating loss carry-forwards of approximately $12.36 million, which will begin to expire in 2031. The Maryland net operating loss carry-forward of approximately $3.01 million will begin to expire in 2031. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2023, the valuation allowance increased by $5,721,455.

As of December 31, 2023, total tax payable is $1,390, including federal income tax payable of $33,613, and Maryland state income tax receivable of $32,223. As of December 31, 2022, total tax receivable is $143,574, including federal income tax receivable $111,351, and Maryland state income tax receivable $32,223.

Net operating loss carryforwards may be limited upon the ownership change under IRS Section 382. IRS Section 382 places limitations (the “Section 382 Limitation”) on the amount of taxable income which can be offset by net operating loss carry-forwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct operating loss carry-forwards in excess of the Section 382 Limitation. Due to these “change in ownership” provisions, utilization of the net operating loss may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company has not concluded its analysis of Section 382 through December 31, 2023 but believes the provisions will not limit the availability of losses to offset future income.

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. We have substantially concluded all U.S. federal income tax and state tax matters through 2019. However, our federal tax returns for the years 2020 through 2022 remain open to examination. State tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

Income taxes – Other Countries

On December 31, 2023 and 2022, foreign subsidiaries have tax losses of approximately $0.9 million and $4.27 million, respectively, which are available for offset against future taxable profits, subject to the agreement of the tax authorities and compliance with the relevant provisions. The deferred tax assets arising from these tax losses have not been recognized because it is not probable that future taxable profits will be available to use these tax assets. The following charts show the details in different regions as of December 31, 2022 and 2023.

As of December 31, 2023:

	SG Companies	HK Companies	KR Companies	AU Companies	Total
Calculation:
Cumulative loss & other deferred tax assets before tax	$(5,016,561)	$-	$-	$-	$(5,016,561)
Effective tax rates	17.00%	16.50%	25.00%	30.00%
Tax at the domestic tax rates applicable to profits in the countries where the Company operates	$(852,815)	$-	$-	$-	$(852,815)

Adjustments:
Deferred tax assets not recognized	$852,815	$-	$-	$-	$852,815

Income tax expenses recognized in profit or loss	$-	$-	$-	$-	$-

As of December 31, 2022:

	SG Companies	HK Companies	KR Companies	AU Companies	Total
Calculation:
Cumulative loss & other deferred tax assets before tax	$(25,140,421)	$-	$-	$-	$(25,140,421)
Effective tax rates	17.00%	16.50%	25.00%	30.00%
Tax at the domestic tax rates applicable to profits in the countries where the Company operates	$(4,273,872)	$-	$-	$-	$(4,273,872)

Adjustments:
Deferred tax assets not recognized	$4,273,872	$-	$-	$-	$4,273,872

Income tax expenses recognized in profit or loss	$-	$-	$-	$-	$-

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases offices in Maryland, Singapore, Texas, Hong Kong, South Korea and China through leased spaces aggregating approximately 30,000 square feet, under leases expiring on various dates from March 2024 to February 2027. The leases have rental rates ranging from $283 to $23,020 per month. Our total rent expense under these office leases was $1,087,585 and $685,724 in 2023 and 2022, respectively. Total cash paid for operating leases was $1,136,713 and $829,540 for the years ended December 31, 2023 and 2022, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2022
Singapore - AI	June 2023 to May 2026
Singapore – F&B	October 2021 to September 2024
Singapore – Four Seasons Park	July 2022 to July 2024
Singapore – Hapi Cafe	July 2022 to June 2024
Singapore - PLQ	December 2022 to July 2024
Hong Kong - Office	October 2022 to October 2024
Hong Kong - Warehouse	November 2022 to October 2024
Hong Kong - Shop	October 2022 to September 2024
Hong Kong – Hapi Travel	September 2023 to August 2025
South Korea - Hapi Café	August 2022 to August 2025
South Korea - HWH World	August 2022 to July 2025
Bethesda, Maryland, USA	January 2021 to March 2024
China - Office	March 2023 to March 2027
China - Cafe	December 2023 to November 2024

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 0.35% to 3.9% per annum in 2023 and 2022, which were used as the discount rates. At December 31, 2023 the weighted average remaining lease term is 1.95 years and weighted average discount rate is 3.71%. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2023 were $1,467,372 and $1,499,263. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2022 were $1,614,159 and $1,628,039, respectively.

The table below summarizes future payments due under these leases as of December 31, 2023.

For the Years Ended December 31:

2024	$929,911
2025	450,347
2026	116,305
2027	7,358
Total Minimum Lease Payments	1,503,921
Less: Effect of Discounting	(4,658)
Present Value of Future Minimum Lease Payments	1,499,263
Less: Current Obligations under Leases	(903,429)
Long-term Lease Obligations	$595,834

Lots Sales Agreement

On November 23, 2015, SeD Maryland Development LLC completed the $15,700,000 acquisition of Ballenger Run, a 197-acre land sub-division development located in Frederick County, Maryland. Previously, on May 28, 2014, the RBG Family, LLC entered into a $15,000,000 assignable real estate sales contract with NVR, by which RBG Family, LLC would facilitate the sale of the 197 acres of Ballenger Run to NVR. On December 10, 2014, NVR assigned this contract to SeD Maryland through execution of an assignment and assumption agreement and entered into a series of lot purchase agreements by which NVR would purchase 443 subdivided residential lots from SeD Maryland. On December 31, 2018, SeD Maryland entered into the Third Amendment to the Lot Purchase Agreement for Ballenger Run with NVR. Pursuant to the Third Amendment, SeD Maryland converted the 5.9 acre CCRC parcel to 36 lots (the 28 feet wide villa lot) and sell to NVR. SeD Maryland pursued the required zoning approval to change the number of such lots from 85 to 121, which was approved in July 2019. Subsequently, SeD Maryland Development signed the Fourth Amendment to the Lot Purchase Agreement, pursuant to which NVR agreed to purchase all of the new 121 lots.

During the years ended on December 31, 2023 and 2022, NVR purchased 0 and 3 lots, respectively. Through December 31, 2023 and 2022, NVR had purchased a total of 479 and 479 lots, respectively.

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of December 31, 2023 and 2022, the accrued balance due to NVR was $189,475.

Recent Agreements to Sell 142 Lots at Lakes at Black Oak and 63 Lots at Alset Villas

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership and an indirect, majority owned subsidiary of Alset Inc., entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots (the “Section 4 Agreement”) comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots (the “Alset Villas Agreement”) in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023.

Pursuant to the terms of each of the agreements, the lots will be sold at a fixed per-lot price, and the Seller will also be entitled to receive a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees are anticipated to equal to combined total of approximately $11 million for the two Agreements together; however, the purchase prices for each of the Agreements will be adjusted accordingly, if the total number of lots increases or decreases prior to the closing of the transactions contemplated by the Agreements.

The closing of the transactions described above depends on the satisfaction of certain conditions, and is expected to take place during the second quarter of 2024.

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of December 31, 2023 and 2022, the security deposits held in the trust account were $309,688 and $271,480, respectively.

16. DIRECTORS AND EMPLOYEES’ BENEFITS

Stock Option plans AEI

The Company previously reserved 25,000 shares of common stock under the Incentive Compensation Plan for high-quality executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities. This plan is meant to enable such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with performance incentives to expand their maximum efforts in the creation of shareholder value. As of December 31, 2023 there have been no options granted. The reservation of shares under the Incentive Compensation Plan was cancelled in May of 2021.

Alset International Stock Option plans

On November 20, 2013, Alset International approved a Stock Option Plan (the “2013 Plan”). Employees, executive directors, and non-executive directors (including the independent directors) are eligible to participate in the 2013 Plan.

The following tables summarize stock option activity under the 2013 Plan for the year ended December 31, 2023:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2022	1,061,333	$0.09	2.00	$-
Vested and exercisable at January 1, 2022	1,061,333	$0.09	2.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2022	1,061,333	$0.09	1.00	$-
Vested and exercisable at December 31, 2022	1,061,333	$0.09	1.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	(1,061,333)	0.09
Outstanding as of December 31, 2023	-	$-	0.00	$-
Vested and exercisable at December 31, 2023	-	$-	0.00	$-

17. SUBSEQUENT EVENTS

Sale of 95 Lots

On March 17, 2023, 150 CCM Black Oak Ltd. has sold 95 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak” to VPDHL LABO LB LLC, a Delaware limited liability company. The lots were sold at a fixed per-lot price, and the Seller also received a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees, minus certain expenses, equaled a combined total of $5,033,390.04. The sale of the lots closed on January 4, 2024.

Consummation of the Merger of Alset Capital Acquisition Corp. and HWH International Inc.

On January 9, 2024, two entities affiliated with Alset Inc. completed a previously announced transaction. On September 9, 2022, Alset Capital Acquisition Corp., a Delaware corporation (“Alset Capital”) entered into an agreement and plan of merger (the “Merger Agreement”) with our indirect subsidiary HWH International Inc., a Nevada corporation (“HWH”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Alset Capital (“Merger Sub”). The Company and its 85.5% owned subsidiary Alset International Limited own Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital.

Pursuant to the Merger Agreement, on January 9, 2024, a business combination between Alset Capital and HWH was effected through the merger of Merger Sub with and into HWH, with HWH surviving the merger as a wholly owned subsidiary of Alset Capital (the “Merger”), and Alset Capital changing its name to HWH International Inc. (“New HWH”).

The total consideration paid at the closing of the Merger by New HWH to the HWH shareholders was 12,500,000 shares of New HWH common stock. Alset International Limited owned the majority of the outstanding shares of HWH at the time of the business combination, and received 10,900,000 shares of New HWH as consideration for its shares of HWH.

New HWH currently has 16,223,301 shares of common stock issued and outstanding. Of these shares, a total of 13,577,375 shares of New HWH common stock are now owned by the Sponsor and Alset International Limited together. In addition, the Sponsor owns warrants convertible into up to 236,875 shares of New HWH common stock upon exercise.

New HWH is in the midst of implementing the new membership model described below (the “New Model”), that operates on a yearly subscription basis. New HWH intends to resume membership sales, albeit under the New Model, in approximately 2nd quarter of 2024.

HWH Members get exclusive discounts on HWH Marketplace products, priority invites to product launch events and other parties, and can earn passive income when a member’s referral signs up for membership or makes an initial purchase through the HWH Marketplace products through them.

Its segments include:

HWH Marketplace, which offers certain products manufactured by our affiliate companies, at a discounted price to our members. It is substantially in the development stage, as we have been in discussions regarding the import and export of these products internationally. The various aspects of the HWH Marketplace will be launched in phases across the various regions, each with their own timeline, depending on the completion of the establishment of the logistical aspects for implementation (i.e., payment gateway systems, business licenses, banking set up, import licenses, managerial resources, etc.) This will be an on-going process as we expand our product and service offering range. There are, however, certain limited products currently for sale at our Hapi Cafés, including spaghetti, a gig-economy business book and certain skincare products.

Hapi Cafés, which are, and will be, in-person, location-based social experiences, offer members the opportunity to build a sense of community with like-minded customers who share a potential interest in our products. The cafes expose our members to and educate them about the products and services of our affiliates, providing us with the chance to significantly increase our membership base as well as increase the amounts spent by our members on our affiliates’ products and services. Each of our cafés is a “Hapi Café.” We opened proof-of-concept Hapi Café locations in Seoul, the Republic of Korea and Singapore in May and July 2022, respectively, and plan to open additional Hapi Cafés as we beta test and further improve our business concept. We intend to grow our memberships as we grow the number of Hapi Cafés around the world. Currently, Hapi Cafe branded outlets span across Asia, including Singapore, Republic of China (Taiwan), Hong Kong, the People’s Republic of China, and South Korea, Hapi Cafe is positioned to be an integral part of HWH’s business model. As at the date of this filing, the Company is in the midst of closing the acquisition of 2nd Hapi Café outlet in Seoul, the Republic of Korea.

Hapi Travel is in the planning stage as we are working with our affiliates to determine the market-by-market services. Through Hapi Travel, we plan to offer exclusive access to unpublished rates and discounts on air travel, cruises, car rentals, hotels, and resorts for members. Hapi Travel offers vacation packages, hotels, cruises, and other travel products exclusively for HWH members.

Hapi Wealth Builder is also in the planning stage as we are exploring the options of providing services to our members through financial educational materials aimed at various types of investing opportunities. We have been establishing Hapi Cafés as venues and destinations that help build the credibility and reputation of the Company and its Hapi Wealth Builder business, which we intend to launch in 2024.

Resignation of Anthony S. Chan as Chief Operating Officer

On March 10, 2024, Anthony S. Chan resigned as Chief Operating Officer of Alset Inc., effective immediately, due to personal reasons. Mr. Chan’s resignation is not the result of any disagreement with the Company. Mr. Chan shall remain as a consultant to the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13s-15(b), 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2023 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, management determined that the Company did not maintain effective controls over financial reporting due to limited staff. This limited number of staff prevents us from segregating duties within our internal control system and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our executive officers, directors, director nominees and key employees, and their positions with us, as of April 1, 2024:

Name	Age	Position(s)
Chan Heng Fai	79	Founder, Chairman of the Board and Chief Executive Officer
Chan Tung Moe	45	Co-Chief Executive Officer and Director
Lui Wai Leung Alan	53	Co-Chief Financial Officer
Rongguo Wei	52	Co-Chief Financial Officer
Wong Tat Keung	53	Director
William Wu	57	Director
Wong Shui Yeung	53	Director
Lim Sheng Hon Danny	32	Director
Joanne Wong Hiu Pan	47	Director
Charles MacKenzie	53	Chief Development Officer
Michael Gershon	52	Chief Legal Officer

The mailing address for each of the officers and directors named above is c/o of the Company at: 4800 Montgomery Lane, Suite 210, Bethesda, MD, 20814.

The principal occupations for the past five years of each of our executive officers, directors, director nominees and key employees are as follows:

Executive Officers and Directors

Chan Heng Fai founded our company and has served as our Chairman of the Board and Chief Executive Officer since inception. Mr. Chan is an expert in banking and finance, with 45 years of experience in these industries. He has restructured numerous companies in various industries and countries during the past 40 years. Mr. Chan has served as the Chief Executive Officer of our subsidiary Alset International Limited since April 2014. Mr. Chan joined the Board of Directors of Alset International Limited in May 2013. Mr. Chan has also served as the Chairman of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.) since October 2021. From 1995 to 2015, Mr. Chan served as Managing Chairman of Hong Kong-listed Zensun Enterprises Limited (formerly Heng Fai Enterprises Limited), an investment holding company. Mr. Chan had previously served as a member of the Board of Zensun Enterprises Limited since September 1992. Mr. Chan was formerly the Managing Director of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a Singapore property development company (“SingHaiyi”), from March 2003 to September 2013, and the Executive Chairman of China Gas Holdings Limited, an investor and operator of city gas pipeline infrastructure in China from 1997 to 2002.

Mr. Chan has served as a non-executive director of DSS since January 2017 and as Executive Chairman of the Board since March 2019. Mr. Chan served as a member of the Board of Directors of OptimumBank Holdings, Inc. from June 2018 until April 2022. He has also served as a non-executive director of our indirect subsidiary LiquidValue Development Inc. since January 2017. Mr. Chan has served as a director of Alset’s 99.6%-owned subsidiary Hapi Metaverse Inc. (formerly known as GigWorld Inc.) since October 2014. Mr. Chan has served as a member of the Board of Directors of SHRG since April 2020. Mr. Chan has served as a member of the Board of VEII since December 2021. Mr. Chan also served as a non-executive director of Holista CollTech Ltd. from July 2013 until June 2021.

Mr. Chan was formerly a director of Global Medical REIT Inc., a healthcare facility real estate company, from December 2013 to July 2015. He also served as a director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Additionally, Mr. Chan served as a member of the Board of Directors of RSI International Systems, Inc., a Toronto Stock Exchange-listed company, the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

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

Chan Tung Moe was appointed Co-Chief Executive Officer of our Company in July 2021 and joined our Board of Directors in October 2022. Mr. Moe Chan also serves as the Co-Chief Executive Officer and Executive Director of Alset International. Mr. Moe Chan is responsible for Alset International’s international real estate business (including serving as Co-Chief Executive Officer-International and a member of the Board of Alset International’s subsidiary LiquidValue Development Inc.).

Mr. Moe Chan has served as a director of DSS, Inc., a NYSE listed company, since September 2020. From April 2014 to June 2015, Mr. Moe Chan was the Chief Operating Officer of Zensun Enterprises Limited (formerly known as ZH International Holdings Limited and Heng Fai Enterprises Limited), an investment holding company listed on the HKSE and was responsible for that company’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Prior to that, Mr. Moe Chan was an executive director (from March 2006 to February 2014) and the Chief of Project Development (from April 2013 to February 2014) of SingHaiyi Group Ltd (now known as SingHaiyi Group Pte. Ltd.), a property development company in Singapore which was listed on the Singapore Exchange Mainboard, overseeing its property development projects. Mr. Moe Chan was also a non-executive director of the Toronto Stock Exchange-listed RSI International Systems Inc., a hotel software company and the developer of RoomKeyPMS, a web-based property management system, from July 2007 to August 2016.

Mr. Moe Chan has a diverse background and experience in the fields of property, hospitality, investment, technology and consumer finance. He holds a Master’s Degree in Business Administration with honors from the University of Western Ontario, a Master’s Degree in Electro-Mechanical Engineering with honors and a Bachelor’s Degree in Applied Science with honors from the University of British Columbia.

Mr. Moe Chan is the son of Chan Heng Fai. The board of directors appointed Mr. Moe Chan in recognition of his extensive knowledge of real estate and ability to assist the Company in expanding its business.

Wong Tat Keung joined the Board of Directors of our company in November 2020. Since 2010, Mr. Wong has served as the director of Aston Wong CPA Limited. Mr. Wong has served as a member of the Board of Directors of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.) since January 2022. He has been an independent non-executive director of Alset International since January 2017. Mr. Wong has been an independent non-executive director of Roma Group Limited, a valuation and technical advisory firm, since March 2016, and has served as an independent non-executive director of Lerthai Group Limited, a property, investment, management and development company, since December 2018. Previously, he served as the director and sole proprietor of Aston Wong & Co., a registered certified public accounting firm, from January 2006 to February 2010. From January 2005 to December 2005, he was a Partner at Aston Wong, Chan & Co., Certified Public Accountants. From April 2003 to December 2004, he served at Gary Cheng & Co., Certified Public Accountants as Audit Senior. He served as an Audit Junior to Supervisor of Hui Sik Wing & Co., certified public accountants from April 1993 to December 1999. He served as an independent non-executive director of SingHaiyi from July 2009 to July 2013 and ZH Holdings from December 2009 to July 2015. Mr. Wong is a Certified Public Accountant admitted to practice in Hong Kong. He is a Fellow Member of Association of Chartered Certified Accountants and an Associate Member of the Hong Kong Institute of Certified Public Accountants. He holds a Master in Business Administration degree (financial services) from the University of Greenwich, London, England.

Mr. Wong demonstrates extensive knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, making him well-qualified to serve as an independent member of the board. Mr. Wong serves on our Audit Committee, Nominations and Corporate Governance Committee and Compensation Committee.

William Wu joined the Board of Directors of our company in November 2020. Mr. Wu, age 56, has served as the Responsible Officer for Corporate Finance and Assets Management of Investment Banking at Glory Sun Securities Limited since January 2019. Mr. Wu has served as a member of the Board of Directors of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.) since January 2022. Mr. Wu previously served as the executive director and chief executive officer of Power Financial Group Limited from November 2017 to January 2019. Mr. Wu has served as a member of the Board of Directors of DSS, Inc. since October of 2019. Mr. Wu has served as a director of Asia Allied Infrastructure Holdings Limited since February 2015. Mr. Wu previously served as a director and chief executive officer of RHB Hong Kong Limited from April 2011 to October 2017. Mr. Wu served as the chief executive officer of SW Kingsway Capital Holdings Limited (now known as Sunwah Kingsway Capital Holdings Limited) from April 2006 to September 2010. Mr. Wu holds a Bachelor of Business Administration degree and a Master of Business Administration degree of Simon Fraser University in Canada. He was qualified as a chartered financial analyst of The Institute of Chartered Financial Analysts in 1996.

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

Wong Shui Yeung joined the Board of Directors of our company in November 2021. Mr. Wong is a practicing member and fellow member of Hong Kong Institute of Certified Public Accountants and holds a bachelor’s degree in business administration. He has over 25 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice. Mr. Wong has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of Singapore Stock Exchange. Mr. Wong is the Chairman of the Audit & Risk Management Committee and the Remuneration Committee of Alset International Limited. Mr. Wong has served as a member of the Board of Directors of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.) since January 2022. Mr. Wong has served as a member of the Board of Value Exchange International Inc. since April 2022, the shares of which are listed on OTC markets. Mr. Wong has served as a member of the Board of DSS, Inc. since July 2022, the shares of which are listed on NYSE. Mr. Wong has served as a member of the Board of First Credit Finance Group Limited since February 2024, the shares of which are listed on HKSE. Mr. Wong was an independent non-executive director of SMI Holdings Group Limited from April 2017 to December 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited and was an independent non-executive director of SMI Culture & Travel Group Holdings Limited from December 2019 to November 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited.

Mr. Wong’s knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, qualify him to serve as an independent member of the board. Mr. Wong serves on our Audit Committee, Nominations and Corporate Governance Committee and Compensation Committee.

Lim Sheng Hon Danny joined Alset Inc. as a director in October 2022. Mr. Lim has served as Senior Vice President, Business Development and as Executive Director of Alset Inc.’s subsidiary, Alset International Limited (SGX:40V), a publicly traded company on the Singapore Stock Exchange, since 2020. Mr. Lim has served as a member of the Board of DSS, Inc., a publicly traded company on the New York Stock Exchange since October 2023. Mr. Lim has served as Chief Operating Officer of HWH International Inc., a publicly traded company on the Nasdaq stock exchange since February 2024 and also serves as its Chief Strategy Officer.

Mr. Lim has over 7 years of experience in business development, merger & acquisitions, corporate restructuring and strategic planning and execution. Mr. Lim manages the Group’s business development efforts, focusing on corporate strategic planning, merger and acquisition and capital markets activities. He oversees and ensures the executional efficiency of the Group and facilitates internal and external stakeholders on the implementation of the Group’s strategies. Mr. Lim liaises with corporate partners or investment prospects for potential working/ investment collaborations, operational subsidiaries locally and overseas to augment close parent-subsidiary working relationship.

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

Lui Wai Leung Alan has been our Co-Chief Financial Officer since March 2018. Mr. Lui has been the Chief Financial Officer of Alset International since November 2016 and served as its Acting Chief Financial Officer since June 2016. Mr. Lui has served as an Executive Director of Alset International since July 2020. Mr. Lui has served as a director of BMI Capital Partners International Ltd, a Hong Kong investment consulting company, since October 2016. BMI Capital Partners International Ltd is wholly owned subsidiaries of Alset International. Mr. Lui has served as the Co-Chief Financial Officer of LiquidValue Development since December 2017 and has served as the Co-Chief Financial Officer of Alset EHome Inc. since October 2017. Mr. Lui has served as Chief Financial Officer of Hapi Metaverse Inc. since May 2016 and has served as a director of one of Hapi Metaverse’s subsidiaries since July 2016. From June 1997 through March 2016, Mr. Lui served in various executive roles at Zensun Enterprises Limited (formerly known as Heng Fai Enterprises Limited), a Hong Kong-listed company, including as Financial Controller. Mr. Lui has been overseeing the financial and management reporting and focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management. Mr. Lui is a certified practicing accountant in Australia and received a Bachelor’s degree in Business Administration from the Hong Kong Baptist University.

Rongguo Wei has been our Co-Chief Financial Officer since March 2018. Mr. Wei has served as the Chief Financial Officer of LiquidValue Development since March 2017. Mr. Wei has also served as the Chief Financial Officer of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.) since October 2021. Mr. Wei is a finance professional with more than 15 years of experience working in public and private corporations in the United States. As the Chief Financial Officer of SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting and taxation activities for that company. Prior to joining SeD Development Management LLC in August 2016, Mr. Wei worked for several different U.S. multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August 2014 to July 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January 2013 to June 2014, and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011 to 2012. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February to May 2017, and has served as Chief Financial Officer of that company from February 2017 until November 2017. Before Mr. Wei came to the United States, he worked as an equity analyst at Hong Yuan Securities, an investment bank in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a certified public accountant and received his Master of Business Administration from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor’s degree from Beihang University.

Charles MacKenzie was appointed our Chief Development Officer in December 2019. Mr. MacKenzie has served as a member of the Board of Directors of LiquidValue Development since December 2017. He has served as Chief Executive Officer-United States of Alset EHome Inc. since April 2020 and has served as the Chief Development Officer for SeD Development Management, a subsidiary of Alset EHome Inc., since July 2015. Mr. MacKenzie also serves as a member of the Board of Directors of Alset EHome Inc. since October 2017. He was previously the Chief Development Officer for Inter-American Development (IAD), a subsidiary of Heng Fai Enterprises Limited (now known as Zensun Enterprises Limited) from April 2014 to June 2015. Mr. MacKenzie is the Founder and President of MacKenzie Equity Partners, specializing in mixed-use real estate investments since 2006, and served in various brokerage and development roles with MacKenzie Commercial Real Estate Services from 1997 to 2006. Mr. MacKenzie was also the owner of Smartbox Portable Storage, a residential moving and storage company, from October 2006 to a successful sale in February 2017. Mr. MacKenzie focuses on acquisitions and development of residential and mixed-use projects within the United States. Mr. MacKenzie specializes in site selection, contract negotiations, marketing and feasibility analysis, construction and management oversight, building design and investor relations. Mr. Mackenzie has developed over 1,300 residential units including single family homes, multifamily, and senior living dwellings totaling more than $110 million and over 650,000 square feet of commercial real estate valued at over $100 million. Mr. MacKenzie received a B.A. and graduate degree from St. Lawrence University, where he served on Board of Trustees from 2003 to 2007.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of our company during the years ended December 31, 2023 and 2022; and (ii) each other individual that served as an executive officer of our company at the conclusion of the years ended December 31, 2023 and 2022 and who received more than $100,000 in the form of salary and bonus during such year. We have included the information for certain individuals who were employed and compensated by Alset International Limited or its subsidiaries. Such compensation was paid solely for services rendered to such subsidiary. For purposes of this Report, these individuals are collectively the “named executive officers” of our company.

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chan Heng Fai	2023	$-	$-						$-
Chairman and Chief Executive Officer (1)	2022	$18	$7,836,115						$7,836,133

Chan Tung Moe	2023	$289,561	$-						$281,561
Director and Co-Chief Executive Officer (2)	2022	$276,495	$13,041						$289,536

Lui Wai Leung Alan	2023	$154,426							$154,425
Co-Chief Financial Officer	2022	$164,094							$164,094

Rongguo Wei	2023	$176,517							$176,517
Co-Chief Financial Officer	2022	$156,184							$156,184

Charles MacKenzie	2023							$400,000	$400,000
Chief Development Officer (3)	2022							$350,000	$350,000

(1) In 2022, Chan Heng Fai was paid bonuses totaling SGD $4,097,874 (USD $3,036,115) by Alset International Limited, including bonuses for increases in the Net Asset Value (“NAV”) and market capitalization of Alset International Limited during the year ended December 31, 2021 (such amount is included in the amount for the year ended December 31, 2022, above). Chan Heng Fai is also paid SGD $1 (USD $.74) per month by Alset International Limited. In February of 2022, Chan Heng Fai was paid $4,800,000 by Alset Inc. as a result of increases in Alset Inc.’s NAV in the fiscal year ended December 31, 2021 (such amount is included in the amount for the year ended December 31, 2022, above).

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

In 2022, Chan Heng Fai was paid bonuses totaling SGD $4,097,874 (USD $3,036,115) by Alset International, including bonuses for increases in the NAV and market capitalization of Alset International during the year ended December 31, 2021. Chan Heng Fai is also paid SGD $1 (USD $.74) per month by Alset International Limited. Mr. Chan’s current employment agreement with Alset International Limited, dated as of December 10, 2021, provides that Mr. Chan shall continue to be paid SGD $1.00 per month, and shall be entitled to receive a bonus equal to 5% of the market capitalization growth of Alset International and 5% of the annual NAV increase of Alset International. The term of this agreement was made effective to March 25, 2020 and shall end on March 24, 2030. If Alset International terminates the appointment of Mr. Chan (subject to certain exceptions), Alset International shall be obliged to compensate Mr. Chan with a severance payment which will be equivalent to the total remuneration that would have been paid to Mr. Chan as if he had completed his term as the Chief Executive Officer of Alset International (“Severance Payment”). In the event there is a change in control of Alset International, Mr. Chan shall be granted with the option to continue his appointment with Alset International. If Mr. Chan decides not to continue with the appointment, Alset International shall be obliged to compensate Mr. Chan an amount equivalent to the Severance Payment. The Severance Payment shall be for the balance of the tenure of his term and shall be computed based on the highest annual remuneration, including salaries, incentive payments and performance bonus paid to Mr. Chan in the previous years prior to the termination of the appointment. Such Severance Payment shall be paid in cash only.

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

Anthony S. Chan served as the Chief Operating Officer of the Company from February 2022 until March 2024. Mr. Chan has served as a consultant to the Company since April of 2021. Mr. Chan will continue to serve as a consultant to the Company and be compensated pursuant to the terms of a consulting agreement entered into between the Company and CA Global Consulting Inc., pursuant to which the Company pays Anthony S. Chan’s company $15,000 per month.

Outstanding Equity Awards at Fiscal Year End

No stock options or other equity awards were granted to any of our named executive officers during the year ended December 31, 2023.

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

Director Compensation

The following table sets forth the cash and non-cash compensation awarded to or earned by the members of our Board of Directors during the fiscal year ended December 31, 2023, except for Chan Heng Fai and Moe Tung Chan, whose information is set forth in the summary compensation table above:

Name	Directors’ Fee	Salary	Bonus	Total Compensation
Wong Tat Keung (1)	$42,360			$42,360
William Wu	$20,000			$20,000
Wong Shui Yeung (2)	$42,360			$42,360
Lim Sheng Hon Danny (3)	$-	193,784		$193,784
Joanne Wong Hiu Pan	$18,000			$18,000

(1) Mr. Wong is compensated as both a member of the Board of Directors of Alset International and a member of the Company’s Board of Directors.

(2) Mr. Wong Shui Yeung is compensated as both a member of the Board of Directors of Alset International and a member of the Company’s Board of Directors.

(3) Mr. Lim is compensated as an employee of Alset International.

We intend to compensate each non-employee director through annual stock option grants and by paying a quarterly cash fee. In addition to receiving compensation from our company, Chan Heng Fai has been compensated by our subsidiary, Alset International, for his services as an officer and director of that company. Certain members of our Board of Directors are currently compensated by Alset International for their services as directors of that company. Our Board of Directors reviews director compensation annually and adjusts it according to then current market conditions and good business practices.

On February 16, 2022, our Board of Directors set the annual cash compensation for the independent members of our Board of Directors for 2022. In addition to their current compensation of $1,000 per month, independent members of the Board of Directors will also be paid an additional payment of $2,000 for each Board or Board Committee meeting that such independent member shall attend during the fiscal year ending December 31, 2023. In 2024 the compensation to members of our Board of Directors was increased to $5,000 per quarter.

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

Security Ownership

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of April 1, 2024, referred to in the table below as the “Beneficial Ownership Date,” by:

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

Name and Address (1)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares
Chan Heng Fai (2)	4,922,818	53.3%
Chan Tung Moe	0	0.0%
Anthony S. Chan	0	0.0%
Lui Wai Leung Alan	0	0.0%
Rongguo Wei	0	0.0%
Wong Tat Keung	0	0.0%
William Wu	0	0.0%
Wong Shui Yeung	0	0.0%
Lim Sheng Hon Danny	0	0.0%
Joanne Wong Hiu Pan	0	0.0%
Charles MacKenzie	0	0.0%
All Directors and Officers (11 individuals)	4,922,818	53.3%

(1)	Except as otherwise indicated, the address of each of the persons in this table is c/o Alset Inc., 4800 Montgomery Lane, Suite 210, Bethesda, Maryland 20814.

(2)	Includes 4,603,818 shares of common stock held by Chan Heng Fai and 319,000 shares of common stock held by HFE Holdings Limited.

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

Transactions and Relationships with Directors, Officers and 5% Stockholders

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. On December 31, 2023 and 2022, the outstanding balance was $12,716 and $12,668, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of September 30, 2023 and December 31, 2022, the outstanding balance was $4,153 and $4,158, respectively

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, a Director of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services. In addition, MacKenzie Equity Partners has been paid certain bonuses, including (i) a sum of $50,000 in June, 2022; (ii) a sum of $50,000 in August 2023; and (iii) a sum of $50,000 in December 2023.

The Company incurred expenses of $400,000 and $350,000 in the years ended December 31, 2023 and 2022, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December 31, 2023 and 2022, the Company owed this related party $27,535 and $25,000, respectively.

Note Receivable from a Related Party Company

On March 2, 2020 and on October 29, 2021, LiquidValue Asset Management Pte. Ltd. (“LiquidValue”) received two $200,000 Promissory Notes and on October 29, 2021 Alset International received $8,350,000 Promissory Note from AMRE, a company which is 15.8% owned by LiquidValue as of December 31, 2022. Chan Heng Fai and Chan Tung Moe are directors of AMRE. The notes carry interest rates of 8% and are payable in two, three years and 25 months, respectively. LiquidValue also received warrants to purchase AMRE shares at the exercise price of $5.00 per share. The amount of the warrants equals to the note principal divided by the exercise price. If AMRE goes to IPO in the future and IPO price is less than $10.00 per share, the exercise price shall be adjusted downward to fifty percent (50%) of the IPO price. In March 2022 the Company converted two $200,000 loans, together with associated warrants into 167,938 common shares of AMRE, and increased its ownership in AMRE from 3.4% to 15.8%. On July 12, 2022, pursuant to Assignment and Assumption Agreement from February 25, 2022, as amended on July 12, 2022, the Company sold the $8,350,000 loan, together with accrued interest, to DSS for a purchase price of 21,366,177 shares of DSS’s common stock. The loss from this transaction of $1,089,675 was calculated as the difference between the face value of promissory note together with accrued interest and the fair value of DSS stock on July 12, 2022, and was recorded under Other Expense in Statement of Operations.

As of December 31, 2022, the Company provided advances for operation of $236,699 to HWH World Co., a direct sales company in Thailand of which the Company holds approximately 19% ownership. The subsidiary holding investment in HWH World Co. was sold during 2023.

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

On December 31, 2023, the total convertible note receivable from Ketomei was $368,299. Considering ASC 326 and after reviewing the performance of Ketomei, the Company decided to record 100% impairment for the convertible note receivable and investment in associate.

On June 10, 2021, HCI-T signed a convertible loan agreement with Ketomei, pursuant to which HCI-T has agreed to grant Ketomei a loan of an aggregate principal amount of $75,525 (SG$100,000). On March 21, 2022, HCI-T signed a legally binding term sheet with Ketomei, and HCI-T has agreed to invest in Ketomei $258,186 (SG$350,000) for 28% interest in Ketomei. The investment was partially paid by the $75,525 (SG$100,000) loan borrowed to Ketomei and the accrued interest of $6,022 (SG$6,433). The balance of $183,311 (SG$243,567) was paid in cash.

On July 28, 2022 HCI-T entered into binding term sheet with Ketomei and Tong Leok Siong Constant, pursuant to which HCI-T lent Ketomei $43,254 (SG$60,000). This loan had a 0% interest rate for the first 60 days and an interest rate of 8% per annum afterwards.

On August 4, 2022, the same parties entered into another binding term sheet (the “Second Term Sheet”) pursuant to which HCI-T agreed to lend Ketomei up to $260,600 (SG$360,000) pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 8%. As of August 31, 2023, the $263,766 (SG$360,000) loan was paid by the $214,903 (SG$293,310) loan borrowed to Ketomei and $48,862 (SG$66,690) was paid for the expenses on behalf of Ketomei. In addition, pursuant to the Second Term Sheet, the July 28, 2022, loan was modified to include conversion rights. The Parties agree that the conversion rate will be at approximately $0.022 per share.

On August 31, 2023, the same parties entered into another binding term sheet pursuant to which HCI-T agreed to lend Ketomei up to $36,634 (SG$50,000) pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. As of October 31, 2023, the $37,876 (SG$50,000) loan was paid to Ketomei.

On October 26, 2023, the same parties entered into another binding term sheet pursuant to which HCI-T agreed to lend Ketomei up to $37,876 (SG$50,000) pursuant to a non- convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. As of December 31, 2023, the $6,766 (SG$8,932) loan was paid to Ketomei. HCI-T will pay the balance of $31,110 (SG$41,068) to Ketomei in the future.

The amount due from Ketomei at December 31, 2023 and 2022 are $0 and $198,125 respectively.

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matures on January 12, 2023, with automatic three-month extensions. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of December 31, 2023 and 2022 LVAML owes the Company $534,671 and $3,042,811, respectively.

On September 28, 2023 Alset International Limited (“AIL”) entered into loan agreement with Value Exchange International Inc. (“VEII”), pursuant to which AIL agreed to lend $500,000 to VEII. The loan carries simple annual interest rate of 8% and matures on March 28, 2024. As of December 31, 2023 the Company accrued $10,000 interest and VEII owed AIL $510,000.

Purchase of Alset International shares

On January 17, 2022 the Company entered into securities purchase agreement with Chan Heng Fai, pursuant to which the Company agreed to purchase from Chan Heng Fai 293,428,200 ordinary shares of Alset International for a purchase price 1,473,449 newly issued shares of the Company’s common stock. On February 28, 2022, the Company and Mr. Chan entered into an amendment to this securities purchase agreement pursuant to which the Company shall purchase these 293,428,200 ordinary shares of Alset International for a purchase price of 1,765,964 newly issued shares of the Company’s common stock. The closing of this transaction with Mr. Chan was subject to approval of the Nasdaq and the Company’s stockholders. These 293,428,200 ordinary shares of Alset International represent approximately 8.4% of the 3,492,713,362 total issued and outstanding shares of Alset International.

Sale of Securities of True Partner Limited

On March 12, 2021, the Company purchased 62,122,908 ordinary shares of True Partners Capital Holding Limited for $6,729,629 from a related party. The fair market value of such stock on the acquisition date was $10,003,689. The difference between the purchase price and the fair market value of $3,274,060 was recorded as an equity transaction on Company’s consolidated statement of stockholders’ equity at December 31, 2021. Pursuant to a Stock Purchase Agreement from February 2022, the Company sold 62,122,908 shares of True Partner to DSS Inc. (through the transfer of subsidiary and otherwise), for a purchase price of 17,570,948 shares of common stock of DSS. DSS shareholders approved the Stock Purchase Agreement on May 17, 2022 (which is deemed to be the effective date of this transaction). The transaction loss of $446,104, which is the difference between the fair value of True Partner stock and fair value of DSS stock at the agreement’s effective date, was recorded as other expense in the Company’s Statement of Operations.

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

On May 1, 2023, Alset Capital held a Special Meeting of Stockholders. In connection with the Special Meeting and certain amendments to Alset Capital’s Amended and Restated Certificate of Incorporation, 6,648,964 shares of Alset Capital’s Class A Common Stock were rendered for redemption. Following the redemption, 2,449,786 shares of Class A Common Stock of Alset Capital remained issued and outstanding, including 473,750 shares held by the Company. The Company also owns 2,156,250 shares of Alset Capital’s Class B Common Stock. Following the redemptions, Company’s ownership in Alset Capital has increased from 23.4% of the total shares of common stock to 58.0% of the total number of outstanding shares of the two classes. The Company recognized $21,657,036 loss on the consolidation of Alset Capital. The loss is included in Company’s Consolidated Statement of Operations for the year ended December 31, 2023.

On January 9, 2024, Alset Capital and our indirect subsidiary HWH International, a Nevada corporation completed a merger. On September 9, 2022, Alset Capital, a Delaware corporation, entered into an agreement and plan of merger (the “Merger Agreement”) with HWH International and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Alset Capital (“Merger Sub”). The Company and its 85.5% owned subsidiary Alset International Limited own Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital.

Pursuant to the Merger Agreement, on January 9, 2024, a business combination between Alset Capital and HWH International was effected through the merger of Merger Sub with and into HWH International, with HWH International surviving the merger as a wholly owned subsidiary of Alset Capital (the “Merger”), and Alset Capital changing its name to HWH International Inc. (“New HWH”).

The total consideration paid at the closing of the Merger by New HWH to the HWH International shareholders was 12,500,000 shares of New HWH common stock. Alset International Limited owned the majority of the outstanding shares of HWH International at the time of the business combination, and received 10,900,000 shares of New HWH as consideration for its shares of HWH International.

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

Purchase of Rental Business from Majority-Owned Subsidiary

On December 9, 2022, Alset Inc. entered into an agreement with Alset EHome Inc. and Alset International Limited pursuant to which Alset Inc. agreed to reorganize the ownership of its home rental business. Previously, Alset Inc. and certain majority-owned subsidiaries collectively owned 132 single-family rental homes in Texas. 112 of these rental homes are owned by subsidiaries of American Home REIT Inc. (“AHR”). Alset Inc. owns 85.5% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of Alset EHome Inc.

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

Mr. Chan and another member of the Board of Directors of Hapi Metaverse, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung).

Issuance of Convertible Loans to Value Exchange

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with VEII. The Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“Credit Agreement”) with VEII. On December 15, 2023, the company loaned VEII $1,000,000. The Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the Credit Agreement for a period of three years. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle the company to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the company has not converted the Loan Amount.

The Company currently owns a total of 21,120,795 shares (representing approximately 48.55%) of VEII.

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

Purchase of Hapi Travel Ltd. Stock

On June 14, 2023, the Company’s subsidiary completed acquisition of Hapi Travel Limited (“HTL”), an online travel business started in Hong Kong and under common control of the Company. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated fair values on the acquisition date. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date. As a result of the acquisition of HTL, a deemed dividend of $214,174 was generated as a result of the business combination, which represents the purchase price of $214,993 in excess of identifiable equity.

The common control transaction described above resulted in the following basis of accounting for the financial reporting periods:

●	The acquisition of HTL was accounted for prospectively as of June 14, 2023 as this did not represent a change in reporting entity.
●	The acquisition of HTL was under common control and was consolidated in accordance with ASC 850-50. The Consolidated financial statements were not retrospectively adjusted for the acquisition of HTL as of January 1, 2022 for comparative purposes because the historical operations of HTL were deemed to be immaterial to the Company’s consolidated financial statements.

Planned Acquisition of New Energy Asia Pacific Inc.

On December 13, 2023, the Company entered into a term sheet (the “Term Sheet”), with Chan Heng Fai (the “Seller”), the Chairman of the Board of Directors, Chief Executive Officer and largest stockholder of the Company. Pursuant to the Term Sheet, the Company will purchase from the Seller all of the issued and outstanding shares of New Energy Asia Pacific Inc. (“NEAPI”), a corporation incorporated in the State of Nevada. NEAPI owns 41.5% of the issued and outstanding shares of New Energy Asia Pacific Limited (“New Energy”), a Hong Kong corporation.

Under the terms of the Term Sheet, the consideration for the acquisition of NEAPI will be $103,750,000.00, to be paid in the form of a convertible promissory note (the “Note”) to be issued to the Seller. The Note shall have a term of five years and shall pay interest at a rate of 3% per annum. Either the Company or the Seller may convert all or any portion of the outstanding debt contemplated by the Note into shares of the Company’s common stock during the term of the Note. The conversion price for the Note has been set at $12.00 per share (based on a calculation of the approximate adjusted NAV of the Company per share as at September 30, 2023) which is equivalent to approximately 16 times the last market trading price of AEI of $0.75 as of December 12, 2023. The closing of this acquisition will be subject to certain standard closing conditions, including stockholder approval and no objection from Nasdaq.

New Energy focuses on distributing all-electric versions of special-purpose and transportation vehicles, charging stations and batteries. The Company intends for this to be a strategic move, in line with the Company’s commitment to advancing sustainable and eco-friendly solutions for the future. Currently, New Energy has a strong pipeline of demand, with signed collective sales secured via Memorandums of Understanding totaling up to $42 million in value and continues to garner strong interest from local government departments and market demand. New Energy will seek to significantly increase revenues in the coming months relating to both electric chargers and electric vehicles. New Energy’s expertise extends across Asia, with established service and training centers in China and Hong Kong, and ongoing development planned in various parts of the world. The Seller is a member of the Board of Directors of New Energy.

The Term Sheet was approved by the Audit Committee of the Board of Directors and by the Board of Directors of the Company. The Company’s Board of Directors has received a fairness opinion reflecting that the transaction is fair to the Company’s stockholders from a financial point of view. The Seller and his son, who is also a member of the Company’s Board of Directors, recused themselves from all deliberation and voting regarding this acquisition and the Term Sheet.

The Company and the Seller anticipate entering into definitive documents for this acquisition in the immediate future.

Indemnification Agreements

We intend to enter into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Texas law. See “Indemnification of Directors and Executive Officers.”

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2023, and December 31, 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Audit Fees	$275,370	$294,750
Audit-Related Fees	$48,806	$24,500
Tax Fees	$6,165	$6,000
All Other Fees	$0	$0
Total	$330,341	$325,250

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2023 and December 31, 2022 for the audit of our financial statements and review of our Form 10-Qs.

Audit-Related Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2023 and December 31, 2022 for services performed in relation to Form S-3 filed by the Company and additional services the auditors performed per request of the foreign auditor of one of our subsidiaries.

Tax Fees. This category includes the aggregate fees billed for tax compliance services.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2023 and December 31, 2022.

On January 18, 2023, the Company engaged Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023. The decision to engage Grassi was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Consolidated Financial Statements included in Part II hereof:

Consolidated Balance Sheets at December 31, 2023 and 2022

Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this Report or incorporated by reference:

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 23, 2020, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2020.
1.2	Underwriting Agreement dated May 10, 2021 with Aegis Capital Corp., incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 13, 2021.
1.3	Underwriting Agreement, dated as of July 27, 2021, by and between Alset EHome International Inc. and Aegis Capital Corp., as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1 on Form 8-K filed with the SEC on July 30, 2021.
1.4	Underwriting Agreement, dated as of December 5, 2021, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
1.5	Underwriting Agreement by and between the Company and Aegis Capital Corp., dated February 6, 2023., incorporated herein by reference to Exhibit 1.1 on Form 8-K filed with the SEC on February 8, 2023.
2.1	Certificate of Merger, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021.
2.2	Agreement and Plan of Merger dated as of September 6, 2022, by and between Alset EHome International Inc. and Alset, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September, 6, 2022.
3.1	Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.2	Bylaws of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.3	Second Amended and Restated Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.4	Third Amended and Restated Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
3.5	Certificate of Amendment, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 4, 2021.
3.6	Certificate of Designation of the Company’s Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 4, 2021.

3.7	Certificate of Designation of the Company’s Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 12, 2021.
3.8	Certificate of Amendment, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on June 14, 2021.
3.9	Texas Certificate of Merger, filed on September 7, 2022 incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.10	Delaware Certificate of Merger, filed on September 12, 2022 incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.11	Restated Certificate of Formation of Alset, Inc. incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.12	Bylaws of Alset Inc. incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.13	Certificate of Amendment to Certificate of Formation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2022.
4.1	Form of Representative’s Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2020.
4.2	Form of Pre-funded Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.3	Form of Series A Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.4	Form of Series B Warrant, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.5	Warrant Agent Agreement (including the terms of the Pre-funded Warrant), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021.
4.6	Representative’s Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021.
4.7	Form of Pre-funded Warrant, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 1, 2021.
4.8	Form of Pre-funded Warrant, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
4.9	Description of Capital Stock, incorporated herein by reference to Exhibit 4.9 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023.
10.1	HF Enterprises Inc. 2018 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.2	Form of Lot Purchase Agreement for Ballenger Run, by and between SeD Maryland Development, LLC and NVR, Inc. d/b/a Ryan Homes, incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.3	Management Agreement, entered into as of July 15, 2015, by and between SeD Maryland Development, LLC and SeD Development Management, LLC, incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.4	Amended and Restated Limited Liability Company Agreement of SeD Maryland Development, LLC, dated as of September 16, 2015, by and between SeD Ballenger, LLC and CNQC Maryland Development LLC, incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.5	Consulting Services Agreement, dated as of May 1, 2017, by and between SeD Development Management LLC and MacKenzie Equity Partners LLC, incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.

10.6	Project Development and Management Agreement, dated as of February 25, 2015, by and among MacKenzie Development Company, LLC, Cavalier Development Group, LLC and SeD Maryland Development, LLC, incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.7	Assignment and Assumption Agreement, dated as of September 15, 2017, by and between MacKenzie Development Company, LLC and Adams-Aumiller Properties, LLC, incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.8	Stock Purchase Agreement, dated as of October 1, 2018, by and between HF Enterprises Inc. and Heng Fai Chan as the sole shareholder of Alset Global Pte. Ltd. (formerly known as Hengfai International Pte. Ltd.), incorporated herein by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.9	Stock Purchase Agreement, dated as of October 1, 2018, by and between HF Enterprises Inc. and Heng Fai Chan as the sole shareholder of Global eHealth Limited, incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.10	Stock Purchase Agreement, dated as of October 1, 2018, by and between HF Enterprises Inc. and Heng Fai Chan as the sole shareholder of Heng Fai Enterprises Pte. Ltd., incorporated herein by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.11	Purchase and Sale Agreement, by and among 150 CCM Black Oak, Ltd. and Houston LD, LLC, dated as of July 3, 2018, incorporated herein by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.12	Amended and Restated Purchase and Sale Agreement, by and among 150 CCM Black Oak, Ltd. and Houston LD, LLC, dated as of October 12, 2018, incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.13	Amendment to Project Development and Management Agreement for Ballenger Run PUD, dated as of October 16, 2019 by and between Adams-Aumiller Properties, LLC and Cavalier Development Group, LLC, incorporated herein by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.14	Development Loan Agreement, dated as of April 17, 2019, by and between SeD Maryland Development, LLC and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.15	Term Sheet, dated as of March 3, 2020, by and among DSS Securities, Inc., LiquidValue Asset Management Pte Ltd., AMRE Asset Management Inc. and American Medical REIT Inc., incorporated herein by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
10.16	Stockholders’ Agreement, dated as of March 3, 2020, by and among AMRE Asset Management Inc., AMRE Tennessee, LLC, LiquidValue Asset Management Pte Ltd., and DSS Securities, Inc., incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
10.17	Term Sheet, dated as of March 12, 2020, by and between Document Security Systems, Inc., DSS BioHealth Security Inc., Global BioMedical Pte Ltd and Impact BioMedical Inc., incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
10.18	Share Exchange Agreement among Singapore eDevelopment Limited, Global BioMedical Pte Ltd., Document Security Systems, Inc. and DSS BioHealth Security Inc. dated as of April 27, 2020, incorporated herein by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
10.19	Loan Agreement, dated as of June 18, 2020, by and between SeD Home & REITs Inc. and Manufacturers and Traders Trust Company, incorporated herein by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.

10.20	Promissory Note from HF Enterprises Inc. to Chan Heng Fai, dated as of August 20, 2020, incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on September 18, 2020.
10.21	Binding Term Sheet on Share Exchange Transaction Among HF Enterprises Inc. and Mr. Chan Heng Fai Ambrose, dated January 4, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 12, 2021.
10.22	Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of February 8, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2021.
10.23	Securities Purchase Agreement By and Among Alset EHome International Inc., Chan Heng Fai Ambrose, True Partner International Limited, LiquidValue Development Pte Ltd. and American Pacific Bancorp, Inc. dated March 12, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.24	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $28,363,966.42, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.25	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $173,394.87, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.26	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $6,729,629.29, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.27	2% Conditional Convertible Promissory Note dated March 12, 2021, in the principal amount of $28,653,138.00, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2021.
10.28	Loan and Exchange Agreement, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 4, 2021.
10.29	Loan and Exchange Agreement, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 4, 2021.
10.30	Exchange Agreement by and between the Company and Chan Heng Fai, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 12, 2021.
10.31	Form of Series A Warrant Agent Agreement, incorporated by reference to Exhibit 10.33 on Form S-1 filed with the SEC on May 4, 2021.
10.32	Form of Series B Warrant Agent Agreement, incorporated by reference to Exhibit 10.34 on Form S-1 filed with the SEC on May 4, 2021.
10.33	Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Tung Moe, dated as of July 1, 2021, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on July 7, 2021.
10.34	Subscription Agreement by and among Document Security Systems, Inc. and Alset EHome International, Inc., dated as of September 3, 2021, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 3, 2021.
10.35	Class A Common Stock Purchase Agreement, dated as of September 8, 2021 among American Pacific Bancorp, Inc. and Document Security Systems, Inc., incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on September 3, 2021.
10.36	Warrant Agent Agreement, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
10.37	Supplement to the Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of December 13, 2021 incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on December 17, 2021.
10.38	Securities Purchase Agreement with Heng Fai Ambrose Chan, dated as of January 17, 2022, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on January 20, 2022.
10.39	Stock Purchase Agreement with DSS, Inc. (sale of AI shares), dated as of January 18, 2022, incorporated by reference to Exhibit 10.2 on Form 8-K filed with the SEC on January 20, 2022.

10.40	Stock Purchase Agreement with DSS, Inc. (sale of TP), dated as of January 18, 2022, incorporated by reference to Exhibit 10.3 on Form 8-K filed with the SEC on January 20, 2022.
10.41	Stock Purchase Agreement with Heng Fai Ambrose Chan, dated January 24, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2022.
10.42	Stock Purchase Agreement with DSS, Inc., dated January 25, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2022.
10.43	Amendment to Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of January 26, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022.
10.44	Assignment and Assumption Agreement, dated as of February 25, 2022, by and between Alset International Limited and DSS, Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022.
10.45	Convertible Promissory Note, dated as of October 29, 2021, issued by American Medical REIT Inc. to Alset International Limited, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2022.
10.46	Amendment of Stock Purchase Agreement, between Alset EHome International Inc. and DSS, Inc., dated February 28, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.47	Amendment to the Securities Purchase Agreement, between Alset EHome International Inc. and Chan Heng Fai, dated February 28, 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.48	True Partner Stock Purchase Agreement, between Alset EHome International Inc. and DSS, Inc., dated February 28, 2022, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.49	True Partner Termination Agreement, between Alset EHome International Inc. and DSS, Inc., dated as of February 28, 2022, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.50	Chan Termination Agreement, between Alset EHome International Inc. and Chan Heng Fai, dated February 28, 2022, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.51	DSS Termination Agreement, between Alset EHome International Inc. and DSS, Inc., dated February 28, 2022, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2022.
10.52	Consulting Agreement between Alset EHome International Inc. and CA Global Consulting Inc., dated as of April 8, 2021, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022.
10.53	Service Agreement for Chief Executive Officer, between Alset International Limited and Chan Heng Fai, dated as of December 10, 2021, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022.
10.54	Consulting Agreement, dated June 23, 2022, by and between SeD Development Management LLC and MacKenzie Equity Partners, LLC., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022
10.55	Amendment No. 1 to Assignment and Assumption Agreement, dated July 12, 2022, by and between Alset International Limited and DSS, Inc., incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on July 14, 2022.
10.56	Addendum to Consulting Agreement, by and between Alset EHome International Inc. and CA Global Consulting Inc., dated as of May 6, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022.
10.57(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of October 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.57 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023.
10.58(2)	First Amendment to Contract for Purchase and Sale and Escrow Instructions, dated as of November 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.58 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023.
10.59(1)(2)	Purchase and Sale Agreement, dated March 16, 2023, between 150 CCM Black Oak, LTD and Rausch Coleman Homes Houston, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023.
10.60(1)(2)	Contract of Sale, dated March 17, 2023, between 150 CCM Black Oak, LTD and Davidson Homes, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023.
10.61	Term Sheet, dated December 13, 2023, by and between Alset Inc. and Chan Heng Fai, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2023.
10.62	Stock Purchase Agreement, dated as of November 21, 2023, between Alset International Limited and Wing Kwan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.63	Secured Promissory Note, dated as of November 21, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.64	Security Agreement, dated as of November 21, 2023, between Alset International Limited and Teh Wing Kwan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.65	Stock Purchase Agreement, dated as of November 21, 2023, between Alset International Limited and Massive Brilliant Limited, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.66	Secured Promissory Note, dated as of November 21, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.67	Security Agreement, dated as of November 21, 2023, between Alset International Limited and Massive Brilliant Limited, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.69(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak, Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
10.70(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak, Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
14.1	Code of Conduct, incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
14.2	Code of Ethics for the CEO and Senior Financial Officers, incorporated herein by reference to Exhibit 14.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
21*	Subsidiaries of the Company.
31.1a*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Clawback Policy of Alset Inc.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Alset Inc.

Dated: April 1, 2024	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Chief Executive Officer, Director	April 1, 2024
Chan Heng Fai	(Principal Executive Officer)

/s/ Chan Tung Moe	Chief Executive Officer, Director	April 1, 2024
Chan Tung Moe	(Principal Executive Officer)

/s/ Lui Wai Leung Alan	Co-Chief Financial Officer	April 1, 2024
Lui Wai Leung Alan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	April 1, 2024
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Wong Tat Keung	Director	April 1, 2024
Wong Tat Keung

/s/ William Wu	Director	April 1, 2024
William Wu

/s/ Wong Shui Yeung	Director	April 1, 2024
Wong Shui Yeung

/s/ Lim Sheng Hon Danny	Director	April 1, 2024
Lim Sheng Hon Danny

/s/ Joanne Wong Hiu Pan	Director	April 1, 2024
Joanne Wong Hiu Pan

