Form 10-Q
period 2024-03-31
Alset Inc.
filed 2024-05-15
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 15, 2024, there were 9,235,119 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

2

Part I. Financial Information

Item 1. Financial Statements.

Alset Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
Assets:
Current Assets:
Cash and Cash Equivalents	$23,727,542	$26,921,727
Restricted Cash	965,334	967,566
Account Receivables, Net	85,427	77,517
Other Receivables, Net	2,835,289	2,576,454
Note Receivables - Related Parties, Net	1,820,476	1,693,946
Convertible Loan Receivables at Fair Value - Related Party	939,692	1,207,627
Prepaid Expense	156,768	253,689
Advance to Related Party	550,000	-
Inventory	6,413	5,561
Investment in Securities at Fair Value	2,982,255	2,148,500
Investment in Securities at Fair Value - Related Party	7,411,596	11,869,920
Investment in Securities at Cost	53,601	54,512
Investment in Equity Method Securities	6,444,660	7,551,153
Deposits	153,337	133,063
Total Current Assets	48,132,390	55,461,235

Real Estate
Rental Properties	31,501,707	31,770,386
Properties under Development	8,381,922	10,366,766
Operating Lease Right-Of-Use Assets, Net	1,514,903	1,467,372
Deposits	429,150	337,606
Other Receivables - Long Term, Net	6,008,080	4,855,609
Cash and Marketable Securities Held in Trust Account	-	21,252,639
Goodwill	60,149	60,343
Property and Equipment, Net	681,987	742,072
Total Assets	$96,710,288	$126,314,028

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$3,675,428	$4,372,792
Deferred Underwriting Compensation	-	3,018,750
Deferred Revenue	2,100	2,100
Operating Lease Liabilities	577,836	673,049
Notes Payable	364,067	30,744
Notes Payable - Related Parties	16,309	16,869
Total Current Liabilities	4,635,740	8,114,304

Long-Term Liabilities:
Operating Lease Liabilities	971,067	826,214
Notes Payable	1,063,325	126,182
Total Liabilities	6,670,132	9,066,700

Temporary Equity
Class A Common Stock of Alset Capital Acquisition Corp subject to possible redemption; 1,976,036 shares at approximately $10.35 per share as of December 31, 2023	-	20,457,011

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value; 250,000,000 shares authorized; 9,235,119 and 9,235,119 shares issued and outstanding on March 31, 2024 and December 31, 2023, respectively	9,235	9,235
Additional Paid in Capital	333,711,811	332,455,457
Accumulated Deficit	(254,655,314)	(247,885,656)
Accumulated Other Comprehensive Income	2,602,960	3,609,719
Total Alset Inc. Stockholders’ Equity	81,668,692	88,188,755
Non-controlling Interests	8,371,464	8,601,562
Total Stockholders’ Equity	90,040,156	96,790,317

Total Liabilities and Stockholders’ Equity	$96,710,288	$126,314,028

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	2024	2023

Revenue
Rental	$720,494	$633,811
Property	5,032,500	-
Biohealth	535	12,786
Other	332,678	280,339
Total Revenue	6,086,207	926,936
Operating Expenses
Cost of Sales	4,658,367	689,281
General and Administrative	3,250,854	2,327,385
Impairment of Goodwill and Investment	443,499	-
Total Operating Expenses	8,352,720	3,016,666

Loss from Operations	(2,266,513)	(2,089,730)

Other Income (Expense)
Interest Income	220,740	39,278
Interest Income - Related Party	28,589	-
Interest Expense	(19,123)	-
Foreign Exchange Transaction Gain (Loss)	1,193,636	(788,302)
Unrealized Gain (Loss) on Securities Investment	176,634	(2,484,117)
Unrealized (Loss) Gain on Securities Investment - Related Party	(5,442,451)	1,296,271
Realized Loss on Securities Investment	(152,468)	(131,313)
Loss on Equity Method Investment	(1,121,418)	(268,276)
Other Expense	(1,571)	-
Other Income	70,153	103,007
Total Other Income (Expense), Net	(5,047,279)	(2,233,452)

Net Loss Before Income Taxes	(7,313,792)	(4,323,182)

Income Tax Expense	-	-

Net Loss	(7,313,792)	(4,323,182)

Net Loss Attributable to Non-Controlling Interest	(544,134)	(465,296)

Net Loss Attributable to Common Stockholders	$(6,769,658)	$(3,857,886)

Net Loss	$(7,313,792)	$(4,323,182)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	(1,161,932)	1,095,943
Total Comprehensive Loss	(8,475,724)	(3,227,239)

Less Comprehensive Loss Attributable to Non-controlling Interests	(713,195)	(305,617)
Total Comprehensive Loss Attributable to Common Shareholders	(7,762,529)	(2,921,622)

Net Loss Per Share - Basic and Diluted	$(0.73)	$(0.46)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,235,119	8,451,048

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2024	-	$-	-	$-	9,235,119	$9,235	$332,455,457	$3,609,719	$(247,885,656)	$88,188,755	$8,601,562	$96,790,317

Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	-	-	-	-	1,098,952	-	-	1,098,952	410,423	1,509,375

Gain from SHRG Convertible Note and Warrants	-	-	-	-	-	-	157,402	-	-	157,402	58,786	216,188

Change in Non-Controlling Interest after HWH De SPAC	-	-	-	-	-	-	-	(13,888)	-	(13,888)	13,888	-

Foreign Currency Translations	-	-	-	-	-	-	-	(992,871)	-	(992,871)	(169,061)	(1,161,932)

Net Loss	-	-	-	-	-	-	-	-	(6,769,658)	(6,769,658)	(544,134)	(7,313,792)

Balance at March 31, 2024	-	$-	-	$-	9,235,119	$9,235	$333,711,811	$2,602,960	$(254,655,314)	$81,668,692	$8,371,464	$90,040,156

Alset Inc. and Subsidiaries

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

Alset Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	2024	2023

Cash Flows from Operating Activities
Net Loss from Operations	$(7,313,792)	$(4,323,182)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	308,695	288,100
Non-Cash Lease Expenses	307,001	199,193
Impairment of Goodwill and Investment	443,499	-
Foreign Transaction (Gain) Loss	(1,193,636)	788,302
Unrealized (Gain) Loss on Securities Investment	(176,634)	2,484,117
Unrealized Loss (Gain) on Securities Investment - Related Party	5,442,451	(1,296,271)
Realized Loss on Securities Investment	152,468	131,313
Loss on Equity Method Investment	1,121,418	268,276
Changes in Operating Assets and Liabilities, net of acquisitions
Real Estate	1,984,844	(3,192,223)
Real Estate Reimbursement Receivable	(960,996)	-
Account Receivables	98,812	108,771
Prepaid Expense	(20,578)	42,330
Advances to Related Party	(550,000)	-
Deposits	(111,609)	-
Trading Securities	(531,385)	(550,307)
Inventory	(1,620)	555
Accounts Payable and Accrued Expenses	(210,430)	2,028,362
Other Receivables - Related Parties	-	(57,500)
Deferred Revenue	-	(21,198)
Operating Lease Liabilities	(297,755)	(187,721)
Net Cash Used in Operating Activities	(1,509,247)	(3,289,083)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(2,072)	(8,277)
Purchase of Investment Securities	(646,785)	(412,500)
Issuing Loan Receivable	(511,234)	-
Issuing Loan Receivable - Related Party	(633,083)	(1,521,368)
Proceeds from Loan Receivable - Related Party	34,671	2,613,629
Net Cash (Used in) Provided by Investing Activities	(1,758,503)	671,484

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	-	3,433,921
Borrowing from a Commercial Loan	119,621	-
Repayment to Notes Payable	(359,803)	-
Net Cash (Used in) Provided by Financing Activities	(240,182)	3,433,921

Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(3,507,932)	816,322
Effects of Foreign Exchange Rates on Cash and Cash Equivalents	311,515	(59,129)
Cash and Cash Equivalents and Restricted Cash - Beginning of Year	27,889,293	18,521,903
Cash and Cash Equivalents and Restricted Cash- End of Period	$24,692,876	$19,279,096

Cash	$23,727,542	$18,675,450
Restricted Cash	$965,334	$603,646
Total Cash and Restricted Cash	$24,692,876	$19,279,096

Supplementary Cash Flow Information
Cash Paid for Interest	$992	$1,003
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of ROU / Lease Liability	$209,931	$157,647
Issuance of Shares to EF Hutton to Satisfy Deferred Underwriting Compensation	$1,509,375	-
Promissory Notes Received in Exchange for Sale of HWH Common Stock to Investors	$16,160,000	$-
Conversion of Ketomei Note Payable to Common Stock	$310,796	$-
Gain from SHRG Convertible Notes	$216,188	$-

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Alset Inc. (the “Company” or “AEI”), formerly known as Alset EHome International Inc. and HF Enterprises Inc., was incorporated in the State of Delaware on March 7, 2018. On October 4, 2022, through a merger transaction, the Company was reincorporated in Texas. AEI is a diversified holding company principally engaged through its subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea and China. We manage a significant portion of our businesses through our 85.5% owned subsidiary, Alset International Limited (“Alset International”), a public company traded on the Singapore Stock Exchange.

The Company has four operating segments based on the products and services we offer, which include three of our principal businesses – real estate, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or any other interim periods or for any other future years. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2023 filed on April 1, 2024.

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of March 31, 2024 and December 31, 2023, as follows:

Name of subsidiary	State or other jurisdiction of incorporation or	Attributable interest as of,
consolidated under AEI	organization	March 31, 2024		December 31, 2023
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.5		85.5
Singapore Construction & Development Pte. Ltd.	Singapore	85.5		85.5
Singapore Construction Pte. Ltd.	Singapore	85.5		85.5
Global BioMedical Pte. Ltd.	Singapore	85.5		85.5
Health Wealth Happiness Pte. Ltd.	Singapore	73.6		74.6
SeD Capital Pte. Ltd.	Singapore	85.5		85.5
LiquidValue Asset Management Pte. Ltd.	Singapore	85.5		85.5
Alset Solar Limited	Hong Kong	85.5		85.5
Alset F&B One Pte. Ltd	Singapore	66.2		67.1
BMI Capital Partners International Limited.	Hong Kong	85.5		85.5
SeD Perth Pty. Ltd.	Australia	85.5		85.5
SeD Intelligent Home Inc.	United States of America	85.5		85.5
LiquidValue Development Inc.	United States of America	85.4		85.4
Alset EHome Inc.	United States of America	85.4		85.4
SeD USA, LLC	United States of America	85.4		85.4
150 Black Oak GP, Inc.	United States of America	85.4		85.4
SeD Development USA Inc.	United States of America	85.4		85.4
150 CCM Black Oak, Ltd.	United States of America	85.4		85.4
SeD Texas Home, LLC	United States of America	100		100
SeD Ballenger, LLC	United States of America	85.4		85.4
SeD Maryland Development, LLC	United States of America	71.4		71.4
SeD Development Management, LLC	United States of America	72.6		72.6
SeD Builder, LLC	United States of America	85.4		85.4
Hapi Metaverse Inc.	United States of America	99.6		99.6
HotApp BlockChain Pte. Ltd.	Singapore	99.6		99.6
HotApp International Limited	Hong Kong	99.6		99.6
SeD REIT Inc.	United States of America	85.4		85.4
HWH World Inc.	United States of America	73.6		74.6
HWH World Pte. Ltd.	Singapore	73.6		74.6
UBeauty Limited	Hong Kong	85.5		85.5
HWH World Limited	Hong Kong	73.6		74.6
HWH World Inc.	Korea	73.6		74.6
Alset Energy Inc.	United States of America	85.5		85.5
NewRetail-AI Inc.	United States of America	99.6		99.6
BioHealth Water Inc.	United States of America	85.5		85.5
Impact BioHealth Pte. Ltd.	Singapore	85.5		85.5
American Home REIT Inc.	United States of America	100		100
Alset Solar Inc.	United States of America	68.3		68.3
HWH KOR Inc.	United States of America	73.6		74.6
Alset Capital Inc.	United States of America	100		100
Hapi Cafe Inc. (Texas)	United States of America	73.6		74.6
HWH (S) Pte. Ltd.	Singapore	85.5		85.5
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
Alset F&B Holdings Pte. Ltd.	Singapore	73.6		74.6
Credas Capital Pte. Ltd.	Singapore	64.1		64.1
Credas Capital GmbH	Switzerland	64.1		64.1
Smart Reward Express Limited	Hong Kong	74.1		74.1
AHR Texas Two LLC	United States of America	100		100
AHR Black Oak One LLC	United States of America	85.4		85.4
AHR Texas Three, LLC	United States of America	100		100
Hapi Cafe Korea, Inc.	Korea	73.6		74.6
Alset Management Group Inc.	United States of America	83.5		83.5
Alset Acquisition Sponsor, LLC	United States of America	93.5		93.5
HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.)	United States of America	73.6		53.7
Alset Spac Group Inc.	United States of America	93.5		93.5
Alset eVehicle Pte. Ltd. (f.k.a. Alset Mining Pte. Ltd.)	Singapore	85.5		85.5
Hapi Travel Pte. Ltd.	Singapore	73.6		74.6
Hapi WealthBuilder Pte. Ltd.	Singapore	73.6		74.6
HWH Marketplace Pte. Ltd.	Singapore	73.6		74.6
HWH International Inc. (Nevada)	United States of America	73.6		74.6
Hapi Cafe SG Pte. Ltd.	Singapore	73.6		74.6
Alset Reits Inc.	United States of America	100		100
Hapi Metaverse Inc. (Texas)	United States of America	99.6		99.6
Hapi Cafe Limited	Hong Kong	99.6		99.6
MOC HK Limited	Hong Kong	99.6		99.6
AHR Texas Four, LLC	United States of America	100		100
Alset F&B (PLQ) Pte. Ltd.	Singapore	73.6		74.6
Hapi Cafe Sdn. Bhd.	Malaysia	73.6		74.6
Shenzhen Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Dongguan Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Guangzho Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Hapi Travel Ltd.	Hong Kong	99.6		99.6
Hapi Acquisition Pte. Ltd.	Singapore	99.6		99.6
Robotic Ai Trade Pte. Ltd.	Singapore	85.5		85.5
Ketomei Pte Ltd	Singapore	41.0	*	-
Hapi MarketPlace Inc.	United States of America	71.2		-
Hapi Cafe Co., Ltd.	Taiwan	99.6		-

*	Although the Company indirectly holds less than 50% of shares of these entities, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On March 31, 2024 and December 31, 2023, the Company adjusted $0 and $951,349 between building and land, respectively. During the three months ended March 31, 2024 and 2023, the Company adjusted depreciation expenses of $0 and $0, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand and at the bank and short-term deposits with financial institutions that are readily convertible to a known amount of cash and are subject to an insignificant risk of changes in values. There were no cash equivalents as of March 31, 2024 and December 31, 2023.

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit were outstanding as of March 31, 2024 and December 31, 2023. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of March 31, 2024 and December 31, 2023, the total balance of this account was $107,793 and $107,767, respectively.

The Company puts money into brokerage accounts specifically for equity investment. As of March 31, 2024 and December 31, 2023, the cash balance in these brokerage accounts was $857,541 and $859,799, respectively.

Investments held in Trust Account

At March 31, 2024 and December 31, 2023, the Company had approximately $0 and $21.0 million, respectively, in investments in treasury securities held in the Trust Account. The funds in the Trust Account were subject to redemption by investors of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.)

Account Receivables and Allowance for Credit Losses

Account receivables is recorded at invoiced amounts net of an allowance for credit losses and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Account receivables considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2024 and December 31, 2023, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers. As of March 31, 2024 and December 31, 2023, the balance of account receivables was $85,427 and $77,517, respectively.

Other Receivables

Other receivables include developer reimbursements for Lakes at Black Oak project. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at March 31, 2024 and December 31, 2023.

On January 9, 2024, the Company sold 1,600,000 shares of HWH International Inc. (“HWH”) to two investors (800,000 shares to each). The consideration for each of the two purchases of stock is $8,000,000 to be paid through the issuance of a promissory note at the purchase price of $10 per share. These promissory notes carry interest of 1.5% and have maturity dates two years from the date of the notes. Each investor also entered into a Security Agreement. Security interest in the brokerage account into which each investor deposited the Shares (the “Collateral”) shall in each case serve as security for the Company’s repayment of their respective promissory note, and repossession of such Collateral by the Company shall be the sole recourse for non-payment. As of March 31, 2023, the share price of HWH’s stock is $0.95. The Company does not expect that investors will repay the promissory notes when due, as the value of the shares is significantly lower than the original purchase price of $10 per share. The Company expects that all the shares will be returned to the Company at the notes’ maturity date and the notes will be canceled as well. Accordingly, the Company has not recognized the receivable or any gain or loss related to the transaction.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of March 31, 2024 and December 31, 2023, inventory consisted of finished goods from subsidiaries of HWH International Inc. and Hapi Metaverse Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

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

On March 20, 2024, HWH International Inc., a subsidiary of the Company (“HWH”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the Securities Purchase Agreement, for an aggregate purchase price of $250,000. At the time of filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants.

The Company has a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

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

●	The Company has significant influence over DSS. As of March 31, 2024 and December, 2023, the Company owned approximately 44.4% and 44.4% of the common stock of DSS, respectively. Our CEO is a stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS. William Wu, Wong Shui Yeung and Joanne Wong Hiu Pan, directors of the Company, are each also directors of DSS.

●	The Company has significant influence over NECV as the Company holds approximately 0.5% of the common shares of NECV and one employee from the Company holds a director position on NECV’s Board of Directors.

●	The Company has significant influence over Value Exchange International as the Company holds approximately 48.7% of the common shares of VEII. Mr. Chan and another member of the Board of Directors of Hapi Metaverse Inc., Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung).

●	The Company has significant influence over SHRG as the Company holds approximately 33.4% of the common shares of SHRG and our CEO holds a director position on SHRG’s Board of Directors. Additionally, our CEO is a significant stockholder of SHRG shares.

On August 8, 2023, DSS Inc. distributed shares of Impact Biomedical Inc. (“Impact”), beneficially held by DSS, in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company and its majority owned subsidiaries received 4,568,165 shares of Impact, representing 6.5% of the issued and outstanding shares of Impact Common Stock. Each share of Impact distributed as part of the distribution is not eligible for resale until 180 days from the date Impact’s initial public offering becomes effective under the Securities Act, subject to the discretion of DSS to lift the restriction sooner. As of March 31, 2024 and December 31, 2023, Impact was a startup private company. Based on the management’s analysis, the fair value of Impact shares was approximately $0 at the distribution date and as of March 31, 2024 and December 31, 2023.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company, owns 15.8% of American Medical REIT Inc. (“AMRE”) as of March 31, 2024, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our Chairman and CEO, is the executive chairman and director of AMRE. DSS, of which we own 44.4% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence on AMRE.

American Pacific Financial, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased 4,775,523 shares of the common stock of American Pacific Financial, Inc., formerly known as American Pacific Bancorp, Inc. (“APF”) and gained majority ownership in that entity. APF was consolidated into the Company under common control accounting. On September 8, 2021 APF sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APF fell below 50% to 41.3% (and subsequently to 36.9%) and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence over APF. During the three months ended March 31, 2024 and 2023, the investment loss was $1,079,937 and $17,749, respectively. As of March 31, 2024 and December 31, 2023, the investment in APF was $6,346,453 and $7,426,390, respectively.

Ketomei Pte Ltd

On June 10, 2021 the Company’s indirect subsidiary Hapi Café Inc. (“HCI-T” or “Hapi Café”) lent $76,723 to Ketomei Pte. Ltd. (“Ketomei”). On March 21, 2022 HCI-T entered into an agreement pursuant to which the principal of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested an additional $179,595 in Ketomei. After the conversion and fund investment HCI-T held 28% of Ketomei as of December 31, 2023. Ketomei is in the business of selling cooked food and drinks. At December 31, 2023, the Company wrote off the investment in Ketomei of $121,471, as the Company does not believe it will be able to recover this investment. On February 20, 2024, Hapi Cafe invested $312,064 for an additional 38.41% ownership interest in Ketomei by converting $312,064 of convertible loan. The loan was impaired at the year ended of December 31, 2023, therefore, $312,064 was transferred from impairment of convertible loan to impairment of equity method investment. After this additional investment, Hapi Cafe owns 55.65% (the Company owns indirectly 41%) of Ketomei’s outstanding shares and Ketomei is consolidated into the financial statements of the Company beginning on February 20, 2024.

Sentinel Brokers Company Inc.

On May 22, 2023 the Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), entered into a Stock Purchase Agreement, pursuant to which SeD Capital purchased 39.8 shares (11.6%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”) for the aggregate purchase price of $279,719. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as its CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 44.4% and have significant influence over, owns 80.1% of Sentinel. During the three months ended March 31, 2024 and 2023 the investment loss in Sentinel was $26,737 and $0, respectively. Investment in Sentinel was $98,027 and $124,763 at March 31, 2024 and December 31, 2023, respectively.

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

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum. The conversion price is approximately $21.26 per common share of Vector Com. As of December 31, 2023, the Management estimated the fair value of the note to be $88,599. The Company wrote off this loan at March 31, 2024.

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

The Company capitalized construction costs of approximately $3 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively.

The Company’s policy is to obtain an independent third-party valuation for each major project in the United States as part of our assessment of identifying potential triggering events for impairment. Management may use the market comparison method to value other relatively small projects. In addition to the annual assessment of potential triggering events in accordance with ASC 360 – Property Plant and Equipment (“ASC 360”), the Company applies a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

The Company did not record impairment on any of its projects during the three months ended on March 31, 2024 and 2023.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of March 31, 2024 and December 31, 2023, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during three months ended March 31, 2024 and 2023.

Rental of Model Houses

In May 2023, the Company entered into lease agreement for one of its model houses located in Montgomery County, Texas.

On July 14, 2023, 150 CCM Black Oak Ltd entered into a model home lease agreement with Davidson Homes, LLC (“Davidson”). On August 3, 2023, 150 CCM Black Oak Ltd entered into a development and construction agreement with Davidson Homes, LLC to build a model house located in Montgomery County, Texas. On January 4, 2024, 150 CCM Black Oak Ltd sent $220,076 to Davidson as reimbursement for final construction cost and the contractor’s fee. The model home lease commenced on January 1, 2024, lease term is twenty-four (24) full months and annual base rent equals to twelve percentage (12%) of the total of the final cost of construction costs and the contractor’s fee.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

Part of the Company’s real estate business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Lakes at Black Oak project, which represented approximately 83% and 0% of the Company’s revenue in the three months ended March 31, 2024 and 2023, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. In the three months ended March 31, 2024 and the year ended December 31, 2023, the Company did not recognize any deferred revenue and collected all rents due.

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned products. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the three months ended March 31, 2024 and 2023 were approximately $0 and $1,162, respectively.

●	Annual Membership

The Company collects an annual membership fee from its members. The fee is fixed, paid in full at the time upon joining the membership; the fee is not refundable. The Company’s performance obligation is to provide its members the right to (a) purchase products from the Company, (b) access to certain back-office services, (c) receive commissions and (d) attend corporate events. The associated performance obligation is satisfied over time, generally over the term of the membership agreement which is for a one-year period. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $0 and $0 at March 31, 2024 and December 31, 2023, respectively. Starting in 2020 the revenue from sale of membership declined to $0 in 2022. The Company is currently working on a new membership model.

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

In 2023 the Company incorporated three new subsidiaries Shenzhen Leyouyou Catering Management Co., Ltd., Dongguan Leyouyou Catering Management Co., Ltd. and GuangZhou Leyouyou Catering Management Co., Ltd in the People’s Republic of China. The three companies are principally engaged in the food and beverage business in Mainland China.

Additionally, through its subsidiary MOC HK Limited, the Company is focusing on operating café business in Hong Kong.

●	Remaining performance obligations

As of March 31, 2024 and December 31, 2023, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. During the three months ended on March 31, 2024 and 2023, the Company recorded $0 as stock-based compensation expense.

Foreign currency

Functional and reporting currency

Items included in the financial statements of each entity in the Company are measured using the currency of the primary economic environment in which the entity operates (“functional currency”). The financial statements of the Company are presented in U.S. dollars (the “reporting currency”).

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore, Hong Kong, Australia, South Korea and the People’s Republic of China are maintained in their local currencies, the Singapore Dollar (S$), Hong Kong Dollar (HK$), Australian Dollar (“AUD”), South Korean Won (“KRW”) and Chinese Yuan (CN¥), which are also the functional currencies of these entities.

Transactions in foreign currencies

Transactions in currencies other than the functional currency during the periods are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the statement of operations.

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange gain of $1,193,636 and $788,302 loss during the three months ended on March 31, 2024 and 2023, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive loss of $1,161,932 from foreign currency translation for the three months ended March 31, 2024 and $1,095,943 gain for the three months ended March 31, 2023, in accumulated other comprehensive loss.

Earnings (loss) per Share

The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share is calculated by dividing the profit or loss attributable to common stock shareholders of the Company by the weighted-average number of common shares outstanding during the year, adjusted for treasury shares held by the Company.

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At March 31, 2024 there were 425,216 potentially dilutive warrants outstanding. At December 31, 2023 there were 425,216 potentially dilutive warrants outstanding.

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

On March 31, 2024 and December 31, 2023, the aggregate non-controlling interests in the Company were $8,371,464 and $8,601,562, respectively.

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

As of March 31, 2024 and December 31, 2023, the capitalized financing costs were $756,942 and $1,225,739, respectively.

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits. As of March 31, 2024 and December 31, 2023, uninsured cash and restricted cash balances were $20,945,321 and $23,748,169, respectively.

For the three months ended March 31, 2024, one customer accounted for approximately 100% of the Company’s property development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the three months ended March 31, 2024 and 2023:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Three Months Ended on March 31, 2024
Revenue	$5,752,994	$-	$535	$332,678	$6,086,207
Cost of Sales	(4,533,660)	-	(2,041)	(122,666)	(4,658,367)
Gross Margin	1,219,334	-	(1,506)	210,012	1,427,840
Operating Expenses	(361,696)	(163,707)	(826,961)	(2,341,990)	(3,694,354)
Operating Income (Loss)	857,638	(163,707)	(828,497)	(2,131,977)	(2,266,513)
Other Income (Expense)	15,148	(3,491,466)	(205,821)	1,365,140	(5,047,279)
Net Income (Loss) Before Income Tax	872,786	(3,655,173)	(1,034,288)	(3,497,117)	(7,313,792)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Three Months Ended on March 31, 2023
Revenue	$633,811	$14,040	$12,786	$266,299	$926,936
Cost of Sales	(602,340)	(4,568)	(14,367)	(68,006)	(689,281)
Gross Margin	31,471	9,472	(1,581)	198,293	237,655
Operating Expenses	(440,017)	(139,903)	(141,290)	(1,606,175)	$(2,327,385)
Operating Loss	(408,546)	(130,431)	(142,871)	(1,407,882)	(2,089,730)
Other Income (Expense)	45	(1,061,068)	319,635	(1,492,064)	$(2,233,452)
Net Loss Before Income Tax	(408,501)	(1,191,499)	176,764	(2,899,946)	(4,323,182)

March 31, 2024
Cash and Restricted Cash	$2,988,864	$312,996	$411,751	$20,979,265	$24,692,876
Total Assets	63,338,168	2,340,946	2,077,355	28,953,819	96,710,288

December 31, 2023
Cash and Restricted Cash	$3,323,210	$430,807	$568,702	$23,566,574	$27,889,293
Total Assets	62,989,233	5,845,269	2,450,876	55,028,650	126,314,028

5. REAL ESTATE ASSETS

As of March 31, 2024 and December 31, 2023, real estate assets consisted of the following:

	March 31, 2024	December 31, 2023

Construction in Progress	$6,053,443	$6,983,974
Land Held for Development	2,328,479	3,382,792
Rental Properties, net	31,501,707	31,770,386
Total Real Estate Assets	$39,883,629	$42,137,152

Single family residential properties

As of March 31, 2024 and December 31, 2023, the Company owned 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $264,052 and $243,702 in the three months ended March 31, 2024 and 2023, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SFRs as of March 31, 2024:

	Number of Homes	Aggregate investment	Average Investment per Home
SFRs	132	$33,190,603	$251,444

6. NOTES PAYABLE

As of March 31, 2024 and December 31, 2023, notes payable consisted of the following:

	March 31, 2024	December 31, 2023
Motor Vehicle Loans	$145,784	$156,926
Loans for Operations	97,233	-
Promissory Note to EF Hutton	1,184,375	-
Total notes payable	$1,427,392	$156,926

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan has expired during 2022 and only L/C is outstanding as of March 31, 2024 and December 31, 2023. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 approximately $201,751 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

Motor Vehicle Loans

On May 17, 2021, Alset International entered into an agreement with Hong Leong Finance Limited to purchase a car for business. The total purchase price of the car, including associated charges, was approximately $184,596. Alset International paid an initial deposit of $78,640, and would make monthly instalment of approximately $1,300, including interest of 1.88% per annum, for the 84 months.

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

Future minimum principal payments under existing motor vehicle loans at March 31, 2024 in each calendar year through the end of their terms are as follows:

2025	30,032
2026	30,032
2027	30,032
2028	30,032
Thereafter	25,656
Total Future Receipts	$145,784

Loans for Operations

Company’s subsidiary, Ketomei Pte Ltd (“Ketomei”) has a loan from DBS Bank Limited, which was used to fund Ketomei’s current operations. Ketomei owns the bank $54,313 at March 31, 2024.

Ketomei borrowed also funds from an individual to whom Ketomei owns $42,919 at March 31, 2024.

Promissory Note to EF Hutton

On December 18, 2023, the Company’s subsidiary, HWH International Inc. (“HWH”) entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and EF Hutton, a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash upon the closing of the business combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of business combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event HWH completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full.

7. RELATED PARTY TRANSACTIONS

Purchase of Shares and Warrants from NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and warrants to purchase 1,220,390,000 shares with an exercise price of $0.0001 per share, from NECV, for an aggregate purchase price of $122,039. We value the NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the NECV warrants were $860,342 as of July 17, 2020, the purchase date, $973 as of March 31, 2024 and $430 as of December 31, 2023. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital at December 31, 2021, as it was a related party transaction.

Reorganization of Home Rental Business

On December 9, 2022, the Company entered into an agreement with Alset EHome Inc. and Alset International, two majority-owned subsidiaries of the Company, pursuant to which the Company agreed to reorganize the ownership of its home rental business. Previously, the Company and certain majority-owned subsidiaries collectively owned 132 single-family rental homes in Texas. 112 of these rental homes are owned by subsidiaries of American Home REIT Inc. (“AHR”). The Company owns 85.5% of Alset International, and Alset International indirectly owns approximately 99.9% of Alset EHome Inc.

The closing of the transaction contemplated by this agreement was completed on January 13, 2023. Pursuant to this agreement, the Company became the direct owner of AHR and its subsidiaries that collectively own these 112 homes, instead of such homes being owned indirectly through Alset International’s subsidiaries.

Alset EHome Inc. sold AHR to the Company for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022. The promissory note carries interest rate of 7.2% and matures on January 13, 2028.

The closing of the transaction was approved by the shareholders of Alset International. Certain members of the Company’s Board of Directors and management are also members of the Board of Directors and management of each of Alset International and Alset EHome Inc.

SHRG Shares Dividend Received from DSS

On May 4, 2023, DSS distributed approximately 280 million shares of Sharing Services Global Corporation (“SHRG”) beneficially held by DSS and its subsidiaries in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company directly received 70,426,832 shares of SHRG, and through its majority-owned subsidiary Alset International, and certain subsidiaries of Alset International, indirectly received additional 55,197,696 shares of SHRG. The Company and its majority-owned subsidiaries now collectively own 125,624,528 shares of SHRG, representing 33.4% of the issued and outstanding shares of SHRG Common Stock (such number of SHRG shares held and ownership percentage do not include any shares held by affiliates of the Company which we do not hold a majority interest in). Additionally, our founder, Chairman and Chief Executive Officer, Chan Heng Fai, directly and indirectly is the owner of an additional 37,947,756 shares of SHRG and is a beneficial owner of approximately 43.5% of SHRG shares (including those shares owned by Alset Inc. and its majority-owned subsidiaries).

Consolidation of HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.)

On May 1, 2023, HWH International Inc. (then known as Alset Capital Acquisition Corp., or “Alset Capital”) held a Special Meeting of Stockholders. In connection with the Special Meeting and certain amendments to Alset Capital’s Amended and Restated Certificate of Incorporation, 6,648,964 shares of Alset Capital’s Class A Common Stock were rendered for redemption. Following the redemption, 2,449,786 shares of Class A Common Stock of Alset Capital remained issued and outstanding, including 473,750 shares held by the Company. The Company also owns 2,156,250 shares of Alset Capital’s Class B Common Stock. Following the redemptions, Company’s ownership in Alset Capital has increased from 23.4% of the total shares of common stock to 58.0% of the total number of outstanding shares of the two classes. The Company recognized $21,657,036 loss on the consolidation of Alset Capital. The loss is included in Company’s Consolidated Statement of Operations for the year ended December 31, 2023.

Business Combination of Alset Capital Acquisition Corp. and HWH International Inc.

On January 9, 2024, two entities affiliated with Alset Inc. completed a previously announced transaction. On September 9, 2022, Alset Capital entered into an agreement and plan of merger (the “Merger Agreement”) with our indirect subsidiary HWH International Inc., a Nevada corporation (“HWH”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Alset Capital (“Merger Sub”). The Company and its 85.5% owned subsidiary Alset International own Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital.

Pursuant to the Merger Agreement, on January 9, 2024, a business combination between Alset Capital and HWH was effected through the merger of Merger Sub with and into HWH, with HWH surviving the merger as a wholly owned subsidiary of Alset Capital (the “Merger”), and Alset Capital changing its name to HWH International Inc. (“New HWH”).

The total consideration paid at the closing of the Merger by New HWH to the HWH shareholders was 12,500,000 shares of New HWH common stock. Alset International owned the majority of the outstanding shares of HWH at the time of the business combination, and received 10,900,000 shares of New HWH as consideration for its shares of HWH.

New HWH currently has 16,223,301 shares of common stock issued and outstanding. Of these shares, a total of 13,577,375 shares of New HWH common stock are now owned by the Sponsor and Alset International together. In addition, the Sponsor owns warrants convertible into up to 236,875 shares of New HWH common stock upon exercise.

The transaction described above was a transaction between entities under common control. In the transactions under common control, financial statements and financial information were presented as of the beginning of the period as though the assets and liabilities had been transferred at that date. The company controlled both entities and accordingly, the equity was eliminated in consolidation.

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

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. On March 31, 2024 the fair value of the remaining $100,000 of convertible note and warrants was $28,892 and $877,257, respectively. On December 31, 2023 the fair value of the remaining $100,000 of convertible note and warrants was $101,150 and $2,487,854, respectively. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables).

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“Credit Agreement”) with VEII. On December 15, 2023, the company loaned VEII $1,000,000. The Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the Credit Agreement for a period of three years. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle the company to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. The fair value of this convertible note on March 31, 2024 and December 31, 2023 was $323,497 and $1,106,477, respectively. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

Convertible Notes to Sharing Services

On January 17, 2024, the Company received a Convertible Promissory Note (the “Convertible Note”) from Sharing Services Global Corp. (“SHRG”), an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the Convertible Note, or July 17, 2024. The fair value of this Convertible Note on March 31, 2024 was $262,782. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables).

On March 20, 2024, HWH International Inc., a subsidiary of the Company (“HWH”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the Securities Purchase Agreement, for an aggregate purchase price of $250,000. At the time of filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. On March 31, 2024 the fair value of the convertible note and warrants was $324,521 and $141,667, respectively. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables).

Advance to Related Party

On February 20, 2024, the Company sent $550,000 to Sentinel Brokers Company Inc. (“Sentinel”). The initial purpose of the transfer was to invest in shares of this company. The transaction did not close as planned and the management has not yet decided on the next steps regarding the funds. The Company has significant influence over Sentinel as it holds 11.6% of outstanding shares of Sentinel and its CEO holds a director position on Sentinel’s Board of Directors.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of March 31, 2024 and December 31, 2023, the outstanding balance was $12,165 and $12,716, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of March 31, 2024 and December 31, 2023, the outstanding balance was $4,144 and $4,153, respectively.

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

The Company incurred expenses of $75,000 and $75,000 in the three months ended March 31, 2024 and 2023, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On March 31, 2024 and December 31, 2023, the Company owed this related party $27,535 and $27,535, respectively. These amounts are included in Accounts Payable and Accrued Expenses in the accompanying consolidated balance sheets.

Notes Receivable from Related Party

On December 31, 2023, the total convertible note receivable from Ketomei, prior to impairment charges, was $368,299. Considering ASC 326 and after reviewing the performance of Ketomei, the Company decided to record 100% impairment for the convertible note receivable and investment in associate in 2023.

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

The amount due from Ketomei at December 31, 2023 was $0.

On February 20, 2024, HCI-T invested $312,064 (SG$420,000) for an additional 38.41% ownership interest in Ketomei by converting $312,064 of convertible loan. The loan was impaired at the year ended of December 31, 2023, therefore, $312,064 was transferred from impairment of convertible loan to impairment of equity method investment. After this additional investment, Hapi Cafe owns 55.65% (the Company owns indirectly 41%) of Ketomei’s outstanding shares and Ketomei is consolidated into the financial statements of HWH International Inc. beginning on February 20, 2024.

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matured on January 12, 2023, with automatic three-month extension. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of March 31, 2024 and December 31, 2023 LVAML owes the Company $491,087 and $534,671, respectively.

On September 28, 2023 Alset International Limited (“Alset International”) entered into loan agreement with Value Exchange International Inc., pursuant to which Alset International agreed to lend $500,000 to VEII. The loan carries simple annual interest rate of 8%. As of March 31, 2024 and December 31, 2023 the Company accrued $20,000 and $10,000 interest, respectively, and VEII owed $520,000 and $510,000, respectively to Alset International.

8. GOODWILL

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

The following table summarizes changes in the carrying amount of goodwill for the three months ended March 31, 2024 and the years ended December 31, 2023.

	March 31, 2024	December 31, 2023

Balance at beginning of the year	$60,273	$60,343
Foreign currency exchange adjustment	(124)	(70)
Balance as of end of the year	$60,149	$60,273

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

On March 31, 2024, there were 9,235,119 common shares issued and outstanding.

The following table summarizes the warrant activity for the three months ended March 31, 2024.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2023	603,051	$80.46	2.37	$-
Warrants Vested and exercisable at December 31, 2023	603,051	$80.46	2.37	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of March 31, 2024	603,051	$80.46	2.12	$-
Warrants Vested and exercisable at March 31, 2024	603,051	$80.46	2.12	$-

Class A Common Stock of HWH International Inc. Subject to Possible Redemption

The Company accounts for its, and its subsidiaries’ common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023, the Class A common stock of HWH International Inc. subject to possible redemption in the amount of $20,457,011, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. On March 31, 2024, following redemptions and closing of business combination the temporary equity is $0.

On May 1, 2023, after the redemptions (for further details on this transaction refer to Note 7. – Related Party Transactions, Consolidation of HWH International Inc.), the Company consolidated HWH International Inc.

Issuance of HWH Shares to EF Hutton

On December 18, 2023, the Company’s subsidiary, HWH International Inc. (“HWH”) entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and EF Hutton, a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash upon the closing of the business combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of business combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity.

10. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one or two years. Future minimum rental revenue under existing leases on our properties at March 31, 2024 in each calendar year through the end of their terms are as follows:

2024	1,330,956
2025	230,034
Total Future Receipts	$1,560,990

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended March 31, 2024 and 2023, property management fees incurred by the property managers were $35,010 and $31,950, respectively. For the three months ended March 31, 2024 and 2023, leasing fees incurred by the property managers were $10,260 and $25,010, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2024 and 2023:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2024	$(54,921)	$(119,566)	$3,784,206	$3,609,719

Other Comprehensive Loss	-	(992,871)	(13,888)	(1,006,759)

Balance at March 31, 2024	$(54,921)	$(1,112,437)	$3,770,318	$2,602,960

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2023	$(54,921)	$121,272	$3,769,712	$3,836,063

Other Comprehensive Income	-	936,265	-	936,265

Balance at March 31, 2023	$(54,921)	$1,057,537	$3,769,712	$4,772,328

12. INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
March 31, 2024
Assets
Investment Securities- Fair Value Option	$5,684,510	$945,306	$-	$6,629,816
Investment Securities- Trading	703,160	2,040,978	-	2,744,138
Warrants - NECV	-	-	973	973
Warrants - VEII	-	877,257	-	877,257
Warrants - SHRG	-	141,667	-	141,667
Convertible Loan Receivable - VEII	-	352,389	-	352,389
Convertible Loan Receivable - SHRG	-	587,303	-	587,303

Total Investment in Securities at Fair Value	$6,387,670	$4,944,900	$973	$11,333,543

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2023
Assets
Investment Securities- Fair Value Option	$7,537,472	$2,100,720	$-	$9,638,192
Investment Securities- Trading	35,036	1,779,601	-	1,814,637
Convertible Note Receivable	-	-	77,307	77,307
Warrants - NECV	-	-	430	430
Warrants - VEII	-	2,487,854	-	2,487,854
Convertible Loan Receivable - VEII	-	1,207,627	-	1,207,627

Total Investment in securities at Fair Value	$7,572,508	$7,575,802	$77,737	$15,226,047

Realized loss on investment securities for the three months ended March 31, 2024 and 2023 was $152,468 and $131,313, respectively. Unrealized loss on securities investment was $5,265,817 and $1,187,846 in the three months ended March 31, 2024 and 2023, respectively. These losses were recorded directly to net loss.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from the local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at March 31, 2024 and December 31, 2023, respectively.

	Share price		Market Value
	3/31/2024	Shares	3/31/2024	Valuation

DSS (Related Party)	$1.810	3,140,613	$5,684,510	Investment in Securities at Fair Value – Related Party

Trading Stocks			$703,160	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$6,387,670

AMBS	$0.000	20,000,000	$2,000	Investment in Securities at Fair Value

Holista	$0.007	36,199,845	$236,122	Investment in Securities at Fair Value

New Electric CV (Related Party)	$0.000	354,039,000	$0	Investment in Securities at Fair Value – Related Party

Value Exchange (Related Party)	$0.024	21,179,275	$506,185	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$0.002	125,624,528	$200,999	Investment in Securities at Fair Value – Related Party

Trading Stocks			$2,040,978	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$2,986,284
Nervotec	N/A	1,666	$36,999	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,602	Investment in Securities at Cost
	Total Equity Securities		$9,427,554

	Share price		Market Value
	12/31/2023	Shares	12/31/2023	Valuation

DSS (Related Party)	$0.120	62,812,264	$7,537,472	Investment in Securities at Fair Value – Related Party

Trading Stocks			$35,036	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$7,572,508

AMBS	$0.001	20,000,000	$10,000	Investment in Securities at Fair Value

Holista	$0.007	36,159,845	$246,556	Investment in Securities at Fair Value

New Electric CV (Related Party)	$0.000	354,039,000	$0	Investment in Securities at Fair Value – Related Party

Value Exchange (Related Party)	$0.067	21,179,275	$1,429,602	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$0.003	125,624,528	$414,562	Investment in Securities at Fair Value – Related Party

Trading Stocks			$1,779,601	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$3,880,321

Nervotec	N/A	1,666	$37,876	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,636	Investment in Securities at Cost
	Total Equity Securities		$11,507,341

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024 and 2023:

Total
Balance at January 1, 2024	$77,737
Impairment	(77,307)
Total Gains	543
Balance at March 31, 2024	$973

Total
Balance at January 1, 2023	$416,164
Total gains	62,348
Balance at March 31, 2023	$478,512

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum. The conversion price is approximately $21.26 per common share of Vector Com. As of December 31, 2023, the Management estimated the fair value of the note to be $88,599. The Company wrote off this loan at March 31, 2024

Warrants

NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of NECV for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2022. The Company did not exercise any warrants during three months ended March 31, 2024 and the year ended December 31, 2023. We value NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV was $973 as of March 31, 2024 and $430 as of December 31, 2023.

The fair value of the NECV warrants under level 3 category as of March 31, 2024 and December 31, 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31, 2024	December 31, 2023

Stock Price	$0.0001	$0.0001
Exercise price	0.001	0.001
Risk free interest rate	4.62%	4.62%
Annualized volatility	869.4%	869.4%
Dividend Yield	0.00	0.00
Year to maturity	6.31	6.56

VEII

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 7 - Related Party Transactions, Note Receivable from a Related Party Company. As of March 31, 2024 and December 31, 2023, the fair value of the warrants was $877,257 and $2,487,854, respectively. The Company did not exercise any warrants during the three months ended March 31, 2024 and the year ended December 31, 2023.

The fair value of the VEII warrants under level 2 category as of March 31, 2024, and December 31, 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31, 2024	December 31, 2023

Stock price	$0.0240	$0.0677
Exercise price	0.1770	0.1770
Risk free interest rate	8.50%	8.50%
Annualized volatility	291.68%	275.85%
Dividend Yield	$0.00	$0.00
Year to maturity	4.43	4.68

SHRG

On March 20, 2024, HWH International Inc., a subsidiary of the Company (“HWH”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the Securities Purchase Agreement, for an aggregate purchase price of $250,000. At the time of filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants.

The fair value of the SHRG warrants under level 2 category as of March 31, 2024, was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

March 31, 2024

Stock price	$0.0016
Exercise price	0.0012
Risk free interest rate	4.22%
Annualized volatility	136.81%
Dividend Yield	$0.00
Year to maturity	4.96

Convertible Loan Receivables

The Company has elected to recognize the convertible loan receivables at fair value and therefore there was no further evaluation of embedded features for bifurcation. The Company engaged third party valuation firm to perform the valuation of convertible loans. The fair value of the convertible loans is calculated using the binomial tree model based on probability of remaining as straight debt using discounted cash flow.

13. COMMITMENTS AND CONTINGENCIES

Lots Sales Agreement

●	Ballenger Project

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of March 31, 2024 and December 31, 2023, the accrued balance due to NVR was $189,475.

●	Lakes at Black Oak Project

-	Agreement to Sell 142 Lots and 63 Lots

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The selling price of these lots is anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots is anticipated to equal approximately $3.3 million. The closing of the transactions described above depends on the satisfaction of certain conditions, and is expected to take place during the second quarter of 2024.

Leases

The Company leases offices in Maryland, Singapore, Texas, Hong Kong, South Korea and China through leased spaces aggregating approximately 30,000 square feet, under leases expiring on various dates from June 2024 to March 2027. The leases have rental rates ranging from $283 to $23,020 per month. Our total rent expense under these office leases was $292,719 and $259,678 in the three months ended March 31, 2024 and 2023, respectively. Total cash paid for operating leases was $319,302 and $272,844 for the three months ended March 31, 2024 and 2023, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2023
Singapore - AI	June 2023 to May 2026
Singapore – F&B	October 2021 to September 2024
Singapore – Four Seasons Park	July 2022 to July 2024
Singapore – Hapi Cafe	July 2022 to June 2024
Singapore - PLQ	December 2022 to July 2024
Hong Kong - Office	October 2022 to October 2024
Hong Kong - Warehouse	November 2022 to October 2024
Hong Kong - Shop	October 2022 to September 2024
Hong Kong – Hapi Travel	September 2023 to August 2025
South Korea – Hapi Cafe	August 2022 to August 2025
South Korea – HWH World	August 2022 to July 2025
Bethesda, Maryland	April 2024 to March 2027
China - Cafe	December 2023 - November 2024
China - Office	March 2023 – March 2027

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 0.35% to 7.22% per annum in the three months ended March 31, 2024 and December 31, 2023, which were used as the discount rates. At March 31, 2024 the weighted average remaining lease term is 1.97 years and weighted average discount rate is 4.36. The balances of operating lease right-of-use assets and operating lease liabilities as of March 31, 2024 were $1,514,903 and $1,548,903. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2023 were $1,467,372 and $1,499,263, respectively.

The table below summarizes future payments due under these leases as of March 31, 2024.

For the Years Ended March 31:

2025	914,534
2026	487,775
2027	213,026
Total Minimum Lease Payments	$1,615,335
Less: Effect of Discounting	(66,433)
Present Value of Future Minimum Lease Payments	1,548,903
Less: Current Obligations under Leases	(577,836)
Long-term Lease Obligations	$971,067

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of March 31, 2024 and December 31, 2023, the security deposits held in the trust account were $304,598 and $309,688, respectively.

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

The following tables summarize stock option activity under the 2013 Plan for the three months ended March 31, 2024:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	1,061,333	$0.09	1.00	$-
Vested and exercisable at January 1, 2023	1,061,333	$0.09	1.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	(1,061,333)	$0.09
Outstanding as of December 31, 2023	-	$-	0.00	$-
Vested and exercisable at December 31, 2023	-	$-	0.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of March 31, 2024	-	$-	0.00	$-
Vested and exercisable at March 31, 2024	-	$-	0.00	$-

15. SUBSEQUENT EVENTS

Joint Venture

On April 25, 2024, the Company’s subsidiary, HWH International Inc. (“HWH”) entered into a binding term sheet through its subsidiary Health Wealth Happiness Pte Ltd. (“HWHPL”) outlining a joint venture with Chen Ziping, an experienced entrepreneur in the travel industry, and Chan Heng Fai Ambrose, the Company’s Chairman and Chief Executive Officer and HWH’s Executive Chairman, as a part of HWH’s strategy of building its travel business in Asia. The planned joint venture company (referred to here as the “JVC”) will be known as HapiTravel Holding Pte. Ltd. The JVC will be initially owned as follows: (a) HWHPL will hold 19% of the shares in the JVC; (b) Mr. Chan will hold 11%; and (c) the remaining 70% of the shares in the JVC are to be held by Mr. Chen.

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

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia and South Korea. We manage our three principal businesses primarily through our 85.5% owned subsidiary, Alset International, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas in our real estate segment. In our digital transformation technology segment, we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes the sale of consumer products.

We also have ownership interests outside of Alset International, including a 36.9% equity interest in American Pacific Financial, Inc., formerly known as American Pacific Bancorp Inc. (“APF”), an indirect 13% equity interest in Holista CollTech Limited (“Holista”), a 44.4% equity interest in DSS Inc. (“DSS”), an indirect 48.7% equity interest in Value Exchange International Inc. (“VEII”), a 0.5% equity interest in New Electric CV Corporation (“NECV”, formerly known as “American Wealth Mining Inc.”) and a 33.4% equity interest in Sharing Services Global Corporation (“SHRG”). APF is a financial network holding company. Holista is a public Australian company that produces natural food ingredients (ASX: HCT). DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, direct marketing, commercial lending, securities and investment management, alternative trading, digital transformation, secure living, and alternative energy. DSS is listed on the NYSE American (NYSE: DSS). VEII is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). NECV is a publicly traded consumer products company (OTCPK: HIPH). SHRG markets and distributes health and wellness products, as well as member-based travel services, using a direct selling business model. SHRG is traded on the OTCQB (OTCQB: SHRG).

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

Recent Developments

Consummation of the Merger of Alset Capital Acquisition Corp. and HWH International Inc.

On January 9, 2024, two entities affiliated with Alset Inc. completed a previously announced transaction. On September 9, 2022, Alset Capital Acquisition Corp., a Delaware corporation (“Alset Capital”) entered into an agreement and plan of merger (the “Merger Agreement”) with our indirect subsidiary HWH International Inc., a Nevada corporation (“HWH”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Alset Capital (“Merger Sub”). The Company and its 85.5% owned subsidiary Alset International own Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital.

Pursuant to the Merger Agreement, on January 9, 2024, a business combination between Alset Capital and HWH was effected through the merger of Merger Sub with and into HWH, with HWH surviving the merger as a wholly owned subsidiary of Alset Capital (the “Merger”), and Alset Capital changing its name to HWH International Inc. (“New HWH”).

The total consideration paid at the closing of the Merger by New HWH to the HWH shareholders was 12,500,000 shares of New HWH common stock. Alset International owned the majority of the outstanding shares of HWH at the time of the business combination, and received 10,900,000 shares of New HWH as consideration for its shares of HWH.

New HWH currently has 16,223,301 shares of common stock issued and outstanding. Of these shares, a total of 13,577,375 shares of New HWH common stock are now owned by the Sponsor and Alset International together. In addition, the Sponsor owns warrants convertible into up to 236,875 shares of New HWH common stock upon exercise.

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

Purchase of Rental Business from Majority-Owned Subsidiary

On December 9, 2022, Alset Inc. entered into an agreement with Alset EHome Inc. and Alset International pursuant to which Alset Inc. agreed to reorganize the ownership of its home rental business. Previously, Alset Inc. and certain majority-owned subsidiaries collectively owned 132 single-family rental homes in Texas. 112 of these rental homes are owned by subsidiaries of American Home REIT Inc. (“AHR”). Alset Inc. owns 85.5% of Alset International, and Alset International indirectly owns approximately 99.9% of Alset EHome Inc.

The closing of the transaction contemplated by this agreement was completed on January 13, 2023. Pursuant to this agreement, Alset Inc. has become the direct owner of AHR and its subsidiaries that collectively own these 112 homes, instead of such homes being owned indirectly through Alset International’s subsidiaries.

Alset EHome Inc. sold AHR to Alset Inc. for a total consideration of $26,250,933, including the forgiveness of debt in the amount of $13,900,000, a promissory note in the amount of $11,350,933 and a cash payment of $1,000,000. This purchase price represents the book value of AHR as of November 30, 2022.

The closing of this transaction was approved by the shareholders of Alset International and the transaction was closed on January 13, 2023. Certain members of Alset Inc.’s Board of Directors and management are also members of the Board of Directors and management of each of Alset International and Alset EHome Inc.

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

Purchase of Sentinel Brokers Company Inc. Shares

On May 22, 2023 the Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), entered into a Stock Purchase Agreement, pursuant to which SeD Capital purchased 39.8 shares (11.6%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”) for the aggregate purchase price of $279,719. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel and its CEO holds a director position on Sentinel’s Board of Directors.

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

Issuance of Convertible Loans to Value Exchange International, Inc.

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

The Company currently owns a total of 21,179,275 shares (representing approximately 48.7%) of VEII.

Mr. Chan and another member of the Board of Directors of Hapi Metaverse, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Mr. Wong Shui Yeung and Mr. Wong Tat Keung).

SHRG Shares Dividend Received from DSS

On May 4, 2023, DSS distributed approximately 280 million shares of Sharing Services Global Corporation (“SHRG”) beneficially held by DSS and its subsidiaries in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company directly received 70,426,832 shares of SHRG, and through its majority-owned subsidiary Alset International, and certain subsidiaries of Alset International, indirectly received additional 55,197,696 shares of SHRG. The Company and its majority-owned subsidiaries now collectively own 125,624,528 shares of SHRG, representing 33.4% of the issued and outstanding shares of SHRG Common Stock (such number of SHRG shares held and ownership percentage do not include any shares held by affiliates of the Company which we do not hold a majority interest in). Additionally, our founder, Chairman and Chief Executive Officer, Chan Heng Fai, directly and indirectly is the owner of an additional 37,947,756 shares of SHRG and is a beneficial owner of approximately 43.5% of SHRG shares (including those shares owned by Alset Inc. and its majority-owned subsidiaries).

Issuance of Convertible Loans to Sharing Services Global Corp.

On January 17, 2024, the Company received a Convertible Promissory Note (the “Convertible Note”) from Sharing Services Global Corp. (“SHRG”), an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the Convertible Note, or July 17, 2024.

On March 20, 2024, HWH International Inc., a subsidiary of the Company (“HWH”), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the Securities Purchase Agreement, for an aggregate purchase price of $250,000. At the time of filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants.

Resignation of Chief Operating Officer

On March 10, 2024, Anthony S. Chan resigned as Chief Operating Officer of Alset Inc. (the “Company”), effective immediately, due to personal reasons. Mr. Chan’s resignation is not the result of any disagreement with the Company. Mr. Chan remains as a consultant to the Company.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2024 and 2023

	Three- Months Ended
	March 31, 2024	March 31, 2023
Revenue	$6,086,207	$926,936
Operating Expenses	$(8,352,720)	$(3,016,666)
Other Expenses	$(5,047,279)	$(2,233,452)
Income Tax Expense	-	-
Net Loss	$(7,313,792)	$(4,323,182)

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three-months Ended		Change
	March 31, 2024	March 31, 2023	Dollars	Percentage
Real Estate	$5,752,994	$633,811	$5,119,183	808%
Biohealth	535	12,786	(12,251)	-96%
Digital Transformation Technology	-	14,040	(14,040)	-100%
Other	332,678	266,299	66,379	25%
Total Revenue	$6,086,207	$926,936	$5,159,271	557%

Revenue was $6,086,207 and $926,936 for the three months ended March 31, 2024 and 2023, respectively. The increase in property sales from the Lakes at Black Oak Project in the first three months of 2024 contributed to higher revenue in this period.

The Company plans to continue its near-term focus on lot sales to regional and national builders. Funds from such lot sales will substantially improve the Company’s liquidity, strengthen its financial position and meet is working capital requirements.

Revenue from rental business was $707,592 and $633,811 in the three months ended March 31, 2024 and 2023, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

In May 2023, the Company entered into lease agreement for one of its model houses located in Montgomery County, Texas. The revenue from the lease was $6,300 in the three months ended March 31, 2024.

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $6,602 in the three months ended March 31, 2024.

In recent years, the Company expanded its biohealth segment to the South Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc (“HWH World”). HWH World operates based on a direct sale model of health supplements. HWH World recognized $535 and $ 12,786 in revenue in the three months ended March 31, 2024 and 2023, respectively.

The category described as “Other” includes corporate and financial services, food and beverage business and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended March 31, 2024 and 2023, the revenue from other businesses was $332,678 and $1,083,971, respectively, generated by Korean, Singaporean and Chinese café shops and restaurants.

Cost of Revenues and Operating Expenses

The following tables sets forth period-over-period changes in cost of revenues for each of our reporting segments:

	Three-months Ended		Change
	March 31, 2024	March 31, 2023	Dollars	Percentage
Real Estate	$4,533,660	$602,340	$3,931,320	653%
Biohealth	2,041	14,367	(12,326)	-86%
Digital Transformation Technology	-	4,568	(4,568)	-100%
Other	122,666	68,006	54,660	80%
Total Cost of Revenues	$4,658,367	$689,281	$3,969,086	576%

Cost of revenues increased from $689,281 in the three months ended March 31, 2023 to $4,658,367 in the three months ended March 31, 2024. The increase is a result of the increase in sales in the Lakes at Black Oak Project. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of revenues to increase as revenue increases.

The gross margin increased from $237,655 to $1,427,840 in the three months ended March 31, 2023 and 2024, respectively. The increase of gross margin was caused by the increase in sales in the Lakes at Black Oak Project.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three-months Ended		Change
	March 31, 2024	March 31, 2023	Dollars	Percentage
Real Estate	$361,696	$440,017	$(78,321)	-18%
Biohealth	826,961	141,290	685,671	485%
Digital Transformation Technology	163,707	139,903	23,804	17%
Other	2,341,990	1,606,175	735,815	46%
Total Operating Expenses	$3,694,354	$2,327,385	$1,366,969	59%

The increase of operating expenses in the first three months of 2024 compared to the same period of 2023 was mostly caused by recording of goodwill and investment.

Other Income (Expense)

In the three months ended March 31, 2024, the Company had other expenses of $5,047,279 compared to other expenses of $2,233,452 in the three months ended March 31, 2023. The gain on sale of stock of subsidiary and foreign exchange transaction gain are the primary reason for the volatility in these two periods. Gain on the sale of stock of subsidiary was $15,695,977 in the three months ended March 31, 2024, compared to $0 gain in the three months ended March 31, 2023. Foreign exchange transaction gain was $1,193,636 the three months ended March 31, 2024, compared to a loss of $788,302 in the three months ended March 31, 2023.

Net Loss

In the three months ended March 31, 2024 the Company had net loss of $7,313,792 compared to net loss of $4,323,182 in the three months ended March 31, 2023.

Liquidity and Capital Resources

Our real estate assets have decreased to $39,883,629 as of March 31, 2024 from $42,137,152 as of December 31, 2023. This decrease reflects the sale of multiple lots in Lakes at Black Oak project during first three months of 2024.

Our cash has decreased from $26,921,727 as of December 31, 2023 to $23,727,542 as of March 31, 2024. Our liabilities decreased from $9,066,700 at December 31, 2023 to $6,670,132 at March 31, 2024. Our total assets have decreased to $96,710,288 as of March 31, 2024 from $126,314,028 as of December 31, 2023 mainly due to decrease in cash held in Trust Account after shareholders of HWH International Inc. redeemed their shares.

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

Summary of Cash Flows for the Three Months Ended March 31, 2024 and 2023

	Three-months Ended
	2024	2023
Net cash used in operating activities	$(1,509,247)	$(3,289,083)
Net cash (used in) provided by investing activities	$(1,758,503)	$671,484
Net cash (used in) provided by financing activities	$(240,182)	$3,433,921

Cash Flows from Operating Activities

Net cash used in operating activities was $1,509,247 in the first three months of 2024, as compared to net cash used operating activities of $3,289,083 in the same period of 2023. Capitalization of real estate expenses was the main reason for the cash used in operating activities in 2023. Prepayment of expenses and investment in trading securities were the main reason for the cash used in 2024

Cash Flows from Investing Activities

Net cash used in investing activities was $1,758,503 in the first three months of 2024, as compared to net cash provided by investing activities of $671,484 in the same period of 2023. In the three months ended March 31, 2024 we invested $646,785 in marketable securities, issued $1,144,317 in loans to related parties and received $34,671 from repayment of related party notes receivable. In the three months ended March 31, 2023 we invested $412,500 in marketable securities, issued $1,521,368 in loans to related parties and received $2,613,629 from repayment of related party notes receivable.

Cash Flows from Financing Activities

Net cash used in financing activities was $240,182 in the three months ended March 31, 2024, compared to net cash provided of $3,433,921 in the three months ended March 31, 2023. In the first three months of 2024 the Company borrowed $119,621 from a third part loan and repaid $359,803 of note payable. The cash provided by financing activities in the first three months of 2023 is caused by the proceeds from stock issuance of $3,433,921.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2024 or the year ended December 31, 2023. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $23 million and $23 million on March 31, 2024 and December 31, 2023, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $23 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2024, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of March 31, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALSET INC.

May 15, 2024	By:	/s/ Chan Heng Fai
Chan Heng Fai Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

May 15, 2024	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

May 15, 2024	By:	/s/ Rongguo Wei
Rongguo Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

May 15, 2024	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

