Form 10-Q
period 2024-06-30
Alset Inc.
filed 2024-08-13
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 13, 2024, there were 9,235,119 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

2

Part I. Financial Information

Item 1. Financial Statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets:
Current Assets:
Cash and Cash Equivalents	$18,932,861	$26,921,727
Restricted Cash	830,519	967,566
Account Receivables, Net	79,220	77,517
Other Receivables, Net	6,678,578	2,576,454
Note Receivables - Related Parties, Net	1,636,823	1,693,946
Convertible Loan Receivables at Fair Value - Related Party	1,620,657	1,207,627
Prepaid Expense	142,138	253,689
Inventory	6,033	5,561
Investment in Securities at Fair Value	3,517,765	2,148,500
Investment in Securities at Fair Value - Related Party	8,719,925	11,869,920
Investment in Securities at Cost	67,515	54,512
Investment in Equity Method Securities	5,587,759	7,551,153
Deposits	130,002	133,063
Total Current Assets	47,949,795	55,461,235

Real Estate
Rental Properties	31,233,027	31,770,386
Properties under Development	9,508,868	10,366,766
Operating Lease Right-Of-Use Assets, Net	1,815,543	1,467,372
Deposits	467,193	337,606
Other Receivables - Long Term, Net	1,759,268	4,855,609
Cash and Marketable Securities Held in Trust Account	-	21,252,639
Goodwill	60,278	60,343
Property and Equipment, Net	666,849	742,072
Total Assets	$93,460,821	$126,314,028

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,455,899	$4,372,792
Deferred Underwriting Compensation	-	3,018,750
Deferred Revenue	2,100	2,100
Operating Lease Liabilities	928,830	673,049
Notes Payable	318,745	30,744
Notes Payable - Related Parties	16,629	16,869
Total Current Liabilities	3,722,203	8,114,304

Long-Term Liabilities:
Operating Lease Liabilities	951,355	826,214
Notes Payable	1,091,060	126,182
Total Liabilities	5,764,618	9,066,700

Temporary Equity
Class A Common Stock of Alset Capital Acquisition Corp subject to possible redemption; 1,976,036 shares at approximately $10.35 per share as of December 31, 2023	-	20,457,011

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value; 250,000,000 shares authorized; 9,235,119 and 9,235,119 shares issued and outstanding on June 30, 2024 and December 31, 2023, respectively	9,235	9,235
Additional Paid in Capital	333,755,463	332,455,457
Accumulated Deficit	(255,894,428)	(247,885,656)
Accumulated Other Comprehensive Income	1,548,473	3,609,719
Total Alset Inc. Stockholders’ Equity	79,418,743	88,188,755
Non-controlling Interests	8,277,460	8,601,562
Total Stockholders’ Equity	87,696,203	96,790,317

Total Liabilities and Stockholders’ Equity	$93,460,821	$126,314,028

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three- Months Ended June 30,		Six- Months Ended June 30,
	2024	2023	2024	2023

Revenue
Rental	$705,011	$690,967	$1,425,505	$1,324,778
Property	-	18,190,950	5,032,500	18,190,950
Biohealth	-	-	-	12,786
Other	422,035	271,931	755,248	552,270
Total Revenue	1,127,046	19,153,848	7,213,253	20,080,784
Operating Expenses
Cost of Sales	829,958	11,738,493	5,488,325	12,427,774
General and Administrative	2,798,137	2,305,859	6,048,990	4,633,244
Impairment of Note Receivable, Goodwill and Investment	308,423	-	751,922	-
Total Operating Expenses	3,936,518	14,044,352	12,289,237	17,061,018

(Loss) Income from Operations	(2,809,472)	5,109,496	(5,075,984)	3,019,766

Other Income (Expense)
Interest Income	122,415	92,388	343,155	131,666
Interest Income - Related Party	55,849	-	84,438	-
Interest Expense	(94,091)	-	(113,214)	-
Foreign Exchange Transaction Gain	845,350	1,150,830	2,038,986	362,528
Unrealized Gain on Securities Investment	247,319	9,027,846	423,953	6,543,729
Unrealized Gain (Loss) on Securities Investment - Related Party	1,429,392	9,812,880	(4,013,059)	11,109,151
Realized Loss on Securities Investment	(192,205)	(10,557,229)	(344,673)	(10,688,542)
(Loss) Gain on Equity Method Investment	(856,724)	219,888	(1,978,142)	(48,388)
Loss on Consolidation of Alset Capital Acquisition Corp.	-	(21,657,036)	-	(21,657,036)
Other Expense	(36,999)	-	(38,570)	-
Other Income	139,201	987,531	209,354	1,090,538
Total Other Income (Expense), Net	1,659,507	(10,922,902)	(3,387,772)	(13,156,354)

Net Loss Before Income Taxes	(1,149,965)	(5,813,406)	(8,463,756)	(10,136,588)

Income Tax Expense	-	-	-	-

Net Loss	(1,149,965)	(5,813,406)	(8,463,756)	(10,136,588)

Net Income (Loss) Attributable to Non-Controlling Interest	89,149	(5,556)	(454,985)	(470,852)

Net Loss Attributable to Common Stockholders	$(1,239,114)	$(5,807,850)	$(8,008,771)	$(9,665,736)

Net Loss	$(1,149,965)	$(5,813,406)	$(8,463,756)	$(10,136,588)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	(1,253,895)	(2,183,883)	(2,064,408)	(1,087,940)
Total Comprehensive Loss	(2,403,860)	(7,997,289)	(10,528,164)	(11,224,528)

Less Comprehensive Loss Attributable to Non-controlling Interests	(93,209)	(320,903)	(351,419)	(626,520)
Total Comprehensive Loss Attributable to Common Shareholders	(2,310,651)	(7,676,386)	(10,176,745)	(10,598,008)

Net Loss Per Share - Basic and Diluted	$(0.13)	$(0.63)	$(0.87)	$(1.09)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,235,119	9,235,119	9,235,119	8,845,250

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2024

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Par Value $0.001	Shares	Par Value $0.001	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2024	-	$-	-	$-	9,235,119	$9,235	$332,455,457	$3,609,719	$(247,885,656)	$88,188,755	$8,601,562	$96,790,317

Issuance of HWH Common Stock to EF Hutton LLC for Deferred Underwriting Compensation	-	-	-	-	-	-	1,098,952	-	-	1,098,952	410,423	1,509,375

Gain from SHRG Convertible Notes and Warrants	-	-	-	-	-	-	157,402	-	-	157,402	58,786	216,188

Change in Non-Controlling Interest after HWH De SPAC	-	-	-	-	-	-	-	(13,888)	-	(13,888)	13,888	-

Foreign Currency Translations	-	-	-	-	-	-	-	(992,871)	-	(992,871)	(169,061)	(1,161,932)

Net Loss	-	-	-	-	-	-	-	-	(6,769,658)	(6,769,658)	(544,134)	(7,313,792)

Balance at March 31, 2024	-	$-	-	$-	9,235,119	$9,235	$333,711,811	$2,602,960	$(254,655,314)	$81,668,692	$8,371,464	$90,040,156

Adjustment of Gain from SHRG Convertible Notes	-	-	-	-	-	-	43,652	-	-	43,652	16,255	59,907

Change in Non-Controlling Interest	-	-	-	-	-	-	-	17,050	-	17,050	(17,050)	-

Foreign Currency Translations	-	-	-	-	-	-	-	(1,071,537)	-	(1,071,537)	(182,358)	(1,253,895)

Net Loss (Income)	-	-	-	-	-	-	-	-	(1,239,114)	(1,239,114)	89,149	(1,149,965)

Balance at June 30, 2024	-	$-	-	$-	9,235,119	$9,235	$333,755,463	$1,548,473	$(255,894,428)	$79,418,743	$8,277,460	$87,696,203

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

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

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	2024	2023

Cash Flows from Operating Activities
Net Loss from Operations	$(8,463,756)	$(10,136,588)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation	616,640	606,434
Non-Cash Lease Expenses	619,913	523,591
Loss on Consolidation of Alset Capital Acquisition Corp.	-	21,657,036
Impairment of Note Receivable, Goodwill and Investment	751,922	-
Foreign Transaction Gain	(2,038,986)	(362,528)
Unrealized Gain on Securities Investment	(423,953)	(6,543,729)
Unrealized Loss (Gain) on Securities Investment - Related Party	4,013,059	(11,109,151)
Realized Loss on Securities Investment	344,673	10,688,542
Gain on Exchange of Investment Securities	-	(502,497)
Loss on Equity Method Investment	1,978,142	48,388
Changes in Operating Assets and Liabilities, net of acquisitions
Real Estate	857,898	15,393,185
Real Estate Reimbursement Receivable	(601,996)	(7,280,286)
Account Receivables	(62,112)	-
Prepaid Expense	29,928	(11,664)
Deposits	(96,026)	2,935
Trading Securities	(1,355,972)	(4,593,961)
Inventory	517	(3,889)
Accounts Payable and Accrued Expenses	(1,458,880)	(364,372)
Other Receivables - Related Parties	-	(55,000)
Deferred Revenue	-	(19,098)
Operating Lease Liabilities	(608,260)	(527,578)
Net Cash (Used in) Provided by Operating Activities	(5,897,249)	7,409,770

Cash Flows from Investing Activities
Purchase of Fixed Assets	(35,489)	(11,726)
Purchase of Real Estate Improvements	-	(734,688)
Purchase of Investment Securities	(16,478)	(692,219)
Advance to Related Party	(550,000)	-
Collection of Advance to Related Party	467,107	-
Acquisition of Subsidiary	-	(214,993)
Issuing Loan Receivable	(577,285)	-
Issuing Loan Receivable - Related Party	(1,118,864)	(1,628,010)
Proceeds from Loan Receivable - Related Party	101,096	2,674,653
Cash Withdrawn from Trust Account for Redemptions	21,102,871	-
Cash Withdrawn from Trust Account Available to the Company	243,897	-
Net Cash Provided by (Used in) Investing Activities	19,616,855	(606,983)

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	-	3,433,921
Borrowing from a Commercial Loan	130,261	-
Repayment to Notes Payable	(378,960)	(16,950)
Repayment of Class A Common Stock	(21,102,871)	-
Net Cash (Used in) Provided by Financing Activities	(21,351,570)	3,416,971

Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(7,631,964)	10,219,758
Effects of Foreign Exchange Rates on Cash and Cash Equivalents and Restricted Cash	(493,949)	750,474
Cash and Cash Equivalents and Restricted Cash - Beginning of Period	27,889,293	18,521,903
Cash and Cash Equivalents and Restricted Cash- End of Period	$19,763,380	$29,492,135

Cash	$18,932,861	$28,827,961
Restricted Cash	$830,519	$664,174
Total Cash and Restricted Cash	$19,763,380	$29,492,135

Supplementary Cash Flow Information
Cash Paid for Interest	$38,246	$2,007
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of ROU / Lease Liability	$597,487	$157,647
Promissory Notes Received in Exchange for Sale of HWH Common Stock to Investors	$16,160,000	$-
Issuance of HWH Common Stock to EF Hutton LLC for Deferred Underwriting Compensation	$1,509,375	$-
Conversion of Ketomei Note Payable to Common Stock	$310,796	$-
Gain from SHRG Convertible Notes	$276,095	$-

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Alset Inc. (the “Company” or “AEI”), formerly known as Alset EHome International Inc. and HF Enterprises Inc., was incorporated in the State of Delaware on March 7, 2018. On October 4, 2022, through a merger transaction, the Company was reincorporated in Texas. AEI is a diversified holding company principally engaged through its subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea, and the People’s Republic of China. We manage a significant portion of our businesses through our 85.5% owned subsidiary, Alset International Limited (“Alset International”), a public company traded on the Singapore Stock Exchange.

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

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of June 30, 2024 and December 31, 2023, as follows:

Name of subsidiary	State or other jurisdiction of incorporation or	Attributable interest as of,
consolidated under AEI	organization	June 30, 2024		December 31, 2023
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.5		85.5
Singapore Construction & Development Pte. Ltd.	Singapore	85.5		85.5
Singapore Construction Pte. Ltd.	Singapore	85.5		85.5
Global BioMedical Pte. Ltd.	Singapore	85.5		85.5
Health Wealth Happiness Pte. Ltd.	Singapore	81.6		74.6
SeD Capital Pte. Ltd.	Singapore	85.5		85.5
LiquidValue Asset Management Pte. Ltd.	Singapore	85.5		85.5
Alset Solar Limited	Hong Kong	85.5		85.5
Alset F&B One Pte. Ltd	Singapore	74.3		67.1
BMI Capital Partners International Limited.	Hong Kong	85.5		85.5
SeD Perth Pty. Ltd.	Australia	85.5		85.5
SeD Intelligent Home Inc.	United States of America	85.5		85.5
LiquidValue Development Inc.	United States of America	85.4		85.4
Alset EHome Inc.	United States of America	85.4		85.4
SeD USA, LLC	United States of America	85.4		85.4
150 Black Oak GP, Inc.	United States of America	85.4		85.4
SeD Development USA Inc.	United States of America	85.4		85.4
150 CCM Black Oak, Ltd.	United States of America	85.4		85.4
SeD Texas Home, LLC	United States of America	100		100
SeD Ballenger, LLC	United States of America	85.4		85.4
SeD Maryland Development, LLC	United States of America	71.4		71.4
SeD Development Management, LLC	United States of America	72.6		72.6
SeD Builder, LLC	United States of America	85.4		85.4
Hapi Metaverse Inc.	United States of America	99.6		99.6
HotApp BlockChain Pte. Ltd.	Singapore	99.6		99.6
HotApp International Limited	Hong Kong	99.6		99.6
SeD REIT Inc.	United States of America	85.4		85.4
HWH World Inc.	United States of America	-		74.6
HWH World Pte. Ltd.	Singapore	81.6		74.6
UBeauty Limited	Hong Kong	85.5		85.5
HWH World Limited	Hong Kong	81.6		74.6
HWH World Inc.	Korea	81.6		74.6
Alset Energy Inc.	United States of America	85.5		85.5
NewRetail-AI Inc.	United States of America	99.6		99.6
BioHealth Water Inc.	United States of America	85.5		85.5
Impact BioHealth Pte. Ltd.	Singapore	85.5		85.5
American Home REIT Inc.	United States of America	100		100
Alset Solar Inc.	United States of America	68.3		68.3
HWH KOR Inc.	United States of America	81.6		74.6
Alset Capital Inc.	United States of America	-		100
Hapi Cafe Inc.	United States of America (Texas)	81.6		74.6
HWH (S) Pte. Ltd.	Singapore	85.5		85.5
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
Alset F&B Holdings Pte. Ltd.	Singapore	81.6		74.6
Credas Capital Pte. Ltd.	Singapore	64.1		64.1
Credas Capital GmbH	Switzerland	64.1		64.1
Smart Reward Express Limited	Hong Kong	74.1		74.1
AHR Texas Two LLC	United States of America	100		100
AHR Black Oak One LLC	United States of America	85.4		85.4
AHR Texas Three, LLC	United States of America	100		100
Hapi Cafe Korea, Inc.	Korea	81.6		74.6
Alset Management Group Inc.	United States of America	83.5		83.5
Alset Acquisition Sponsor, LLC	United States of America	93.5		93.5
HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.)	United States of America	81.6		53.7
Alset Spac Group Inc.	United States of America	93.5		93.5
Alset eVehicle Pte. Ltd.	Singapore	85.5		85.5
Hapi Travel Pte. Ltd.	Singapore	81.6		74.6
Hapi WealthBuilder Pte. Ltd.	Singapore	81.6		74.6
HWH Marketplace Pte. Ltd.	Singapore	81.6		74.6
HWH International Inc.	United States of America (Nevada)	81.6		74.6
Hapi Cafe SG Pte. Ltd.	Singapore	81.6		74.6
Alset Reits Inc.	United States of America	-		100
Hapi Metaverse Inc.	United States of America (Texas)	99.6		99.6
Hapi Cafe Limited	Hong Kong	99.6		99.6
MOC HK Limited	Hong Kong	99.6		99.6
AHR Texas Four, LLC	United States of America	100		100
Alset F&B (PLQ) Pte. Ltd.	Singapore	81.6		74.6
Hapi Cafe Sdn. Bhd.	Malaysia	81.6		74.6
Shenzhen Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Dongguan Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Guangzho Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Hapi Travel Ltd.	Hong Kong	99.6		99.6
Hapi Acquisition Pte. Ltd.	Singapore	99.6		99.6
Robot Ai Trade Pte. Ltd.	Singapore	85.5		85.5
Ketomei Pte Ltd	Singapore	45.5	*	-
Hapi MarketPlace Inc.	United States of America	81.6		-
Hapi Cafe Co., Ltd.	Taiwan	99.6		-

*	Although the Company indirectly holds less than 50% of shares of these entities, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On June 30, 2024 and December 31, 2023, the Company adjusted $0 and $951,349 between building and land, respectively. During the three months ended June 30, 2024 and 2023, the Company adjusted depreciation expenses of $0 and $17,525, respectively. During the six months ended June 30, 2024 and 2023, the Company adjusted depreciation expenses of $0 and $17,525, respectively.

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

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit were outstanding as of June 30, 2024 and December 31, 2023. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of June 30, 2024 and December 31, 2023, the total balance of this account was $107,820 and $107,767, respectively.

The Company puts money into brokerage accounts specifically for equity investment. As of June 30, 2024 and December 31, 2023, the cash balance in these brokerage accounts was $722,699 and $859,799, respectively.

Investments held in Trust Account

At June 30, 2024 and December 31, 2023, the Company had approximately $0 and $21.0 million, respectively, in investments in treasury securities held in the Trust Account. The funds in the Trust Account were subject to redemption by investors of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.)

Account Receivables and Allowance for Credit Losses

Account receivables is recorded at invoiced amounts net of an allowance for credit losses and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Account receivables considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2024 and December 31, 2023, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers. As of June 30, 2024 and December 31, 2023, the balance of account receivables was $79,220 and $77,517, respectively.

Other Receivables

Other receivables include developer reimbursements for Lakes at Black Oak project. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at June 30, 2024 and December 31, 2023.

On January 9, 2024, the Company sold 1,600,000 shares of HWH International Inc. (“HWH”) to two investors (800,000 shares to each). The consideration for each of the two purchases of stock was $8,000,000, which was paid through the issuance of promissory notes at the purchase price of $10 per share. These promissory notes carry interest of 1.5% and have maturity dates two years from the date of the notes. Each investor also entered into a Security Agreement. Security interest in the brokerage account into which each investor deposited the Shares (the “Collateral”) shall in each case serve as security for the Company’s repayment of their respective promissory notes, and repossession of such Collateral by the Company shall be the sole recourse for non-payment. As of June 30, 2024, the share price of HWH’s stock is $1.02. The Company does not expect that investors will repay the promissory notes when due, as the value of the shares is significantly lower than the original purchase price of $10 per share. The Company expects that all the shares will be returned to the Company at the notes’ maturity date and the notes will be canceled as well. Accordingly, the Company has not recognized the receivable or any gain or loss related to the transaction.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of June 30, 2024 and December 31, 2023, inventory consisted of finished goods from subsidiaries of HWH International Inc. and Hapi Metaverse Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

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

On March 20, 2024, HWH International Inc., a subsidiary of the Company, entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Sharing Services Global Corp. (“SHRG”), pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the Securities Purchase Agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants.

The Company has a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. DSS, Inc. (“DSS”), New Electric CV Corporation (“NECV”), Value Exchange International Inc. and Sharing Services Global Corp. are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or fair value accounting.

●	The Company has significant influence over DSS. As of June 30, 2024 and December, 2023, the Company owned approximately 44.4% and 44.4% of the common stock of DSS, respectively. Our CEO is a stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS. William Wu, Wong Shui Yeung and Joanne Wong Hiu Pan, directors of the Company, are each also directors of DSS.

●	The Company has significant influence over NECV as the Company holds approximately 0.5% of the common shares of NECV. Additionally, our Chief Executive Officer, Chan Heng Fai, is a majority owner of the common stock of NECV (not including any common shares we hold) and one employee and one officer from the Company hold director positions on NECV’s Board of Directors.

●	The Company has significant influence over Value Exchange International as the Company holds approximately 48.7% of the common shares of VEII. Chan Heng Fai and another member of the Board of Directors of Hapi Metaverse Inc., Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung).

●	The Company has significant influence over SHRG as the Company holds approximately 33.4% of the common shares of SHRG and our CEO holds a director position on SHRG’s Board of Directors. Additionally, our CEO is a significant stockholder of SHRG shares.

On August 8, 2023, DSS Inc. distributed shares of Impact Biomedical Inc. (“Impact”), beneficially held by DSS, in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company and its majority owned subsidiaries received 4,568,165 shares of Impact, representing 6.5% of the issued and outstanding shares of Impact’s common stock. Each share of Impact distributed as part of the distribution is not eligible for resale until 180 days from the date Impact’s initial public offering becomes effective under the Securities Act, subject to the discretion of DSS to lift the restriction sooner. As of June 30, 2024 and December 31, 2023, Impact was a start-up private company. Based on the management’s analysis, the fair value of Impact shares was approximately $0 at the distribution date and as of June 30, 2024 and December 31, 2023.

Investment Securities at Cost

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or similar investments of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss is recognized in the condensed consolidated statements of comprehensive income equal to the amount by which the carrying value exceeds the fair value of the investment.

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

On September 30, 2020, the Company acquired 3,800 shares, representing 19% ownership, from HWH World Company Limited (f.k.a. Hyten Global (Thailand) Co., Ltd.) (“HWH World Co.”), a private company, at a purchase price of $42,562. The Company’s subsidiary holding equity in HWH World Co. was sold on December 31, 2023.

During 2021, the Company invested $19,609 in K Beauty Research Lab Co., Ltd (“K Beauty”) for 18% ownership. K Beauty was established for sourcing, developing and producing variety of Korea-made beauty products as well as Korea - originated beauty contents for the purpose of distribution to HWH’s membership distribution channel.

On March 14, 2024, the Company entered into shares subscription agreement to subscription of shares in Ideal Food & Beverage Pte. Ltd. (“IFBPL”) with the subscription of 19,000 shares constituting 19% of the shares of IFBPL. The subscription fee of $14,010 was paid to IFBPL on May 23, 2024.

On April 25, 2024, the Company entered into a binding term sheet (the “Term Sheet”) through its subsidiary Health Wealth Happiness Pte Ltd. (“HWHPL”) outlining a joint venture with Chen Ziping, an experienced entrepreneur in the travel industry, and Chan Heng Fai Ambrose, the Company’s Executive Chairman, as a part of the Company’s strategy of building its travel business in Asia. The planned joint venture company (referred to here as the “JVC”) will be known as HapiTravel Holding Pte. Ltd. The JVC will be initially owned as follows: (a) HWHPL will hold 19% of the shares in the JVC; (b) Mr. Chan will hold 11%; and (c) the remaining 70% of the shares in the JVC are to be held by Mr. Chen. As of June 30, 2024, there hasn’t been any accounting impact on the Company due to HapiTravel Holding Pte. Ltd. being under registration.

There has been no indication of impairment or changes in observable prices via transactions of similar securities and investments are still carried at cost.

Equity Method Investment

The Company accounts for equity investment in entities with significant influence under equity-method accounting. Under this method, the Group’s pro rata share of income (loss) from investment is recognized in the condensed consolidated statements of comprehensive income. Dividends received reduce the carrying amount of the investment. When the Company’s share of loss in an equity-method investee equals or exceeds its carrying value of the investment in that entity, the equity method investment can be reduced below zero based on losses, if the Company either is liable for the obligations of the investee or provides for losses in excess of the investment when imminent return to profitable operations by the investee appears to be assured. Otherwise, the Company does not recognize its share of equity method losses exceeding its carrying amount of the investment. Equity-method investment is reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other-than-temporary. In making this determination, factors are evaluated in determining whether a loss in value should be recognized. These include consideration of the intent and ability of the Company to hold investment and the ability of the investee to sustain an earnings capacity, justifying the carrying amount of the investment. Impairment losses are recognized in other expense when a decline in value is deemed to be other-than-temporary.

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company, owns 16.4% of American Medical REIT Inc. (“AMRE”) as of June 30, 2024, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our Chairman and CEO, is the executive chairman and director of AMRE. DSS, of which we own 44.8% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence on AMRE.

American Pacific Financial, Inc.

Pursuant to a securities purchase agreement dated March 12, 2021, the Company purchased 4,775,523 shares of the common stock of American Pacific Financial, Inc., formerly known as American Pacific Bancorp, Inc. (“APF”) and gained majority ownership in that entity. APF was consolidated into the Company under common control accounting. On September 8, 2021 APF sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APF fell below 50% to 41.3% (and subsequently to 36.9%) and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence over APF. During the three months ended June 30, 2024 and 2023, the investment loss was $843,667 and $136,751 gain, respectively. During the six months ended June 30, 2024 and 2023, the investment loss was $1,923,604 and $119,002 gain, respectively. As of June 30, 2024 and December 31, 2023, the investment in APF was $5,502,786 and $7,426,390, respectively.

Ketomei Pte Ltd

On June 10, 2021 the Company’s indirect subsidiary Hapi Café Inc. (“HCI-T” or “Hapi Café”) lent $76,723 to Ketomei Pte. Ltd. (“Ketomei”). On March 21, 2022 HCI-T entered into an agreement pursuant to which the principal of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested an additional $179,595 in Ketomei. After the conversion and fund investment HCI-T held 28% of Ketomei as of December 31, 2023. Ketomei is in the business of selling cooked food and drinks through a subscription model. At December 31, 2023, the Company wrote off the investment in Ketomei of $121,471, as the Company does not believe it will be able to recover this investment. On February 20, 2024, Hapi Cafe invested $312,064 for an additional 38.41% ownership interest in Ketomei by converting $312,064 of convertible loan. The loan was impaired at the year ended of December 31, 2023, therefore, $312,064 was transferred from impairment of convertible loan to impairment of equity method investment. After this additional investment, Hapi Cafe owns 55.65% (the Company owns indirectly 45.5%) of Ketomei’s outstanding shares and Ketomei is consolidated into the financial statements of the Company beginning on February 20, 2024.

Sentinel Brokers Company Inc.

On May 22, 2023 the Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), entered into a Stock Purchase Agreement, pursuant to which SeD Capital purchased 39.8 shares (11.6%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”) for the aggregate purchase price of $279,719. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as our CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 44.4% and have significant influence over, owns 80.1% of Sentinel. During three and six months ended June 30, 2024, the investment loss in Sentinel was $13,054 and $39,791, respectively. During three and six months ended June 30, 2023 the investment loss in Sentinel was $7,990 and $7,990, respectively. Investment in Sentinel was $84,973 and $124,763 at June 30, 2024 and December 31, 2023, respectively.

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

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum. The conversion price is approximately $21.26 per common share of Vector Com. As of December 31, 2023, the Management estimated the fair value of the note to be $88,599. The Company wrote off this loan on March 31, 2024.

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

The Company capitalized construction costs of approximately $1.7 million and $6.3 million for the three months ended June 30, 2024 and 2023, respectively. The Company capitalized construction costs of approximately $4.7 million and $8.8 million for the six months ended June 30, 2024 and 2023, respectively.

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

The Company did not record impairment on any of its projects during the three and six months ended on June 30, 2024 and 2023.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of June 30, 2023 and December 31, 2023, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during three and six months ended June 30, 2024 and 2023.

Rental of Model Houses

In May 2023, the Company entered into lease agreement for one of its model houses located in Montgomery County, Texas.

On July 14, 2023, 150 CCM Black Oak Ltd entered into a model home lease agreement with Davidson Homes, LLC (“Davidson”). On August 3, 2023, 150 CCM Black Oak Ltd entered into a development and construction agreement with Davidson Homes, LLC to build a model house located in Montgomery County, Texas. On January 4, 2024, 150 CCM Black Oak Ltd sent $220,076 to Davidson as reimbursement for final construction cost and the contractor’s fee. The model home lease commenced on January 1, 2024, lease term is twenty-four (24) full months and annual base rent equals to twelve percentage (12%) of the total of the final cost of construction and the contractor’s fee.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

Part of the Company’s real estate business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. Builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. Builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Lakes at Black Oak project, which represented approximately 70% and 91%, of the Company’s revenue in the six months ended on June 30, 2024 and 2023, respectively, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the months ended June 30, 2024 and the year ended December 31, 2023, the Company did not recognize any deferred revenue and collected all rents due.

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the three months ended June 30, 2024 and 2023 were approximately $0 and $0, respectively. Product and membership returns for the six months ended June 30, 2024 and 2023 were approximately $0 and $1,143, respectively.

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

In 2023, the Company incorporated three new subsidiaries Shenzhen Leyouyou Catering Management Co., Ltd., Dongguan Leyouyou Catering Management Co., Ltd. and GuangZhou Leyouyou Catering Management Co., Ltd. in the People’s Republic of China. The three companies are principally engaged in the food and beverage business in Mainland China.

Additionally, through its subsidiary MOC HK Limited, the Company is focusing on operating café business in Hong Kong.

In the second quarter of 2024, the Company ceased operations of its subsidiary Alset F&B (PLQ) Pte. Ltd. Due to the closure of this subsidiary the Company wrote off $5,820 of fixed assets, which is included in general and administrative expenses and recorded a gain on termination of lease of $246, which is included in other income on the Company’s Statement of Operations for the six months ended June 30, 2024.

●	Remaining performance obligations

As of June 30, 2024 and December 31, 2023, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. During the three and six months ended on June 30, 2024 and 2023, the Company recorded $0 as stock-based compensation expense.

Foreign currency

Functional and reporting currency

Items included in the financial statements of each entity in the Company are measured using the currency of the primary economic environment in which the entity operates (“functional currency”). The financial statements of the Company are presented in U.S. dollars (the “reporting currency”).

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore, Hong Kong, Australia, South Korea, and the People’s Republic of China are maintained in their local currencies, the Singapore Dollar (S$), Hong Kong Dollar (HK$), Australian Dollar (“AUD”), South Korean Won (“KRW”) and Chinese Yuan (CN¥), which are also the functional currencies of these entities.

Transactions in foreign currencies

Transactions in currencies other than the functional currency during the periods are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the statement of operations.

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange gain of $845,350 and $1,150,830 during the three months ended on June 30, 2024 and 2023, respectively. The Company recorded foreign exchange gain of $2,038,986 and $362,528 during the six months ended on June 30, 2024 and 2023, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive loss of $1,253,895 from foreign currency translation for the three months ended June 30, 2024 and $2,183,883 loss for the three months ended June 30, 2023, in accumulated other comprehensive loss. The Company recorded other comprehensive loss of $2,064,408 from foreign currency translation for the six months ended June 30, 2024 and $1,087,940 loss for the six months ended June 30, 2023, in accumulated other comprehensive loss.

Earnings (loss) per Share

The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share is calculated by dividing the profit or loss attributable to common stock shareholders of the Company by the weighted-average number of common shares outstanding during the year, adjusted for treasury shares held by the Company.

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At June 30, 2024, there were 425,216 potentially dilutive warrants outstanding. At December 31, 2023 there were 425,216 potentially dilutive warrants outstanding.

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

On June 30, 2024 and December 31, 2023, the aggregate non-controlling interests in the Company were $8,277,460 and $8,601,562, respectively.

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

As of June 30, 2024 and December 31, 2023, the capitalized financing costs were $756,942 and $1,225,739, respectively.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated financial statements.

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits.

In the three months ended June 30, 2024, the Company’s did not recognize revenue from its property development business. For the three months ended June 30, 2023, three customers accounted for approximately 37%, 36% and 27% of the Company’s property development revenue. For the six months ended June 30, 2023, one customer accounted for approximately 100% of the Company’s property development revenue. For the six months ended June 30, 2023, three customers accounted for approximately 37%, 36%, and 27% of the Company’s property development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the six months ended June 30, 2024 and 2023:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Six Months Ended on June 30, 2024
Revenue	$6,458,005	$-	$-	$755,248	$7,213,253
Cost of Sales	(5,181,322)	-	(3,387)	(303,616)	(5,488,325)
Gross Profit (Loss)	1,276,683	-	(3,387)	451,632	1,724,928
Operating Expenses	(939,866)	(290,635)	(1,115,063)	(4,455,348)	(6,800,912)
Operating Income (Loss)	336,817	(290,635)	(1,118,450)	(4,003,716)	(5,075,984)
Other Income (Expense)	422,319	(1,850,609)	(99,845)	(1,859,637)	(3,387,772)
Net Income (Loss) Before Income Tax	759,136	(2,141,244)	(1,218,295)	(5,863,353)	(8,463,756)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Six Months Ended on June 30, 2023
Revenue	$19,515,728	$28,074	$12,786	$524,196	$20,080,784
Cost of Sales	(12,168,470)	(9,139)	(109,657)	(140,508)	(12,427,774)
Gross Profit (Loss)	7,347,258	18,935	(96,871)	383,688	7,653,010
Operating Expenses	(992,201)	(202,430)	(477,917)	(2,960,696)	$(4,633,244)
Operating Income (Loss)	6,355,057	(183,495)	(574,788)	(2,577,008)	3,019,766
Other Income (Expense)	215,306	(1,091,514)	835,888	(13,116,034)	$(13,156,354)
Net Income (Loss) Before Income Tax	6,570,363	(1,275,009)	261,100	(15,693,042)	(10,136,588)

June 30, 2024
Cash and Restricted Cash	$4,024,232	$198,995	$450,636	$15,089,517	$19,763,380
Total Assets	52,381,204	3,690,191	2,839,056	34,550,370	93,460,821

December 31, 2023
Cash and Restricted Cash	$3,323,210	$430,807	$568,702	$23,566,574	$27,889,293
Total Assets	62,989,233	5,845,269	2,450,876	55,028,650	$126,314,028

5. REAL ESTATE ASSETS

As of June 30, 2024 and December 31, 2023, real estate assets consisted of the following:

	June 30, 2024	December 31, 2023

Construction in Progress	$7,180,389	$6,983,974
Land Held for Development	2,328,479	3,382,792
Rental Properties, net	31,233,027	31,770,386
Total Real Estate Assets	$40,741,895	$42,137,152

Single family residential properties

As of June 30, 2024 and December 31, 2023, the Company owned 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $264,052 and $276,125 in the three months ended June 30, 2024 and 2023, respectively. Depreciation expense was $528,103 and $519,827 in the six months ended June 30, 2024 and 2023, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SFRs as of June 30, 2024:

	Number of Homes	Aggregate investment	Average Investment per Home
SFRs	132	$31,388,691	$237,793

6. NOTES PAYABLE

As of June 30, 2024 and December 31, 2023, notes payable consisted of the following:

	June 30, 2024	December 31, 2023
Motor Vehicle Loans	$137,787	$156,926
Loans for Operations	51,910	-
Promissory Note to EF Hutton LLC	1,220,108	-
Total notes payable	$1,409,805	$156,926

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan expired during 2022 and only L/C is outstanding as of June 30, 2024 and December 31, 2023. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 approximately $201,751 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

Motor Vehicle Loans

On May 17, 2021, Alset International entered into an agreement with Hong Leong Finance Limited to purchase a car for business. The total purchase price of the car, including associated charges, was approximately $184,596. Alset International paid an initial deposit of $78,640, and pays monthly installments of approximately $1,300, including interest of 1.88% per annum, for 84 months.

On September 22, 2022 Alset International entered into an agreement with United Overseas Bank Limited to purchase additional car for business. The total purchase price of the car, including associated charges, was approximately $182,430. Alset International paid an initial deposit of $66,020 and pays monthly installments of approximately $1,472, including interest of 1.88% per annum, for 84 months.

Future minimum principal payments under existing motor vehicle loans at June 30, 2024 in each calendar year through the end of their terms are as follows:

2025	29,926
2026	29,926
2027	29,926
2028	27,649
Thereafter	20,360
Total Future Receipts	$137,787

Loans for Operations

The Company’s subsidiary, Ketomei Pte Ltd (“Ketomei”) has a loan from DBS Bank Limited, which was used to fund Ketomei’s current operations. Ketomei owes the bank $47,486 at June 30, 2024.

Ketomei borrowed also funds from an individual to whom Ketomei owns $4,424 at June 30, 2024.

Promissory Note to EF Hutton LLC

On December 18, 2023, the Company’s subsidiary, HWH International Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and EF Hutton LLC (“EF Hutton”), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event HWH completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full. As of June 30, 2024, the Company accrued $35,733 in interest on the promissory note and owed $1,220,108 to EF Hutton.

7. RELATED PARTY TRANSACTIONS

Purchase of Shares and Warrants from NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and warrants to purchase 1,220,390,000 shares with an exercise price of $0.0001 per share, from NECV, for an aggregate purchase price of $122,039. We value the NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the NECV warrants were $860,342 as of July 17, 2020, the purchase date, $973 as of June 30, 2024 and $430 as of December 31, 2023. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital at December 31, 2021, as it was a related party transaction.

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

SHRG Shares Dividend Received from DSS

On May 4, 2023, DSS distributed approximately 280 million shares of Sharing Services Global Corporation beneficially held by DSS and its subsidiaries in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company directly received 70,426,832 shares of SHRG, and through its majority-owned subsidiary Alset International, and certain subsidiaries of Alset International, indirectly received additional 55,197,696 shares of SHRG. The Company and its majority-owned subsidiaries now collectively own 125,624,528 shares of SHRG, representing 33.4% of the issued and outstanding shares of SHRG Common Stock (such number of SHRG shares held and ownership percentage do not include any shares held by affiliates of the Company which we do not hold a majority interest in). Additionally, our founder, Chairman and Chief Executive Officer, Chan Heng Fai, directly and indirectly is the owner of an additional 37,947,756 shares of SHRG and is a beneficial owner of approximately 43.5% of SHRG shares (including those shares owned by Alset Inc. and its majority-owned subsidiaries).

Consolidation of HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.)

On May 1, 2023, HWH International Inc. (then known as Alset Capital Acquisition Corp., or “Alset Capital”) held a Special Meeting of Stockholders. In connection with the Special Meeting and certain amendments to Alset Capital’s Amended and Restated Certificate of Incorporation, 6,648,964 shares of Alset Capital’s Class A Common Stock were rendered for redemption. Following the redemption, 2,449,786 shares of Class A Common Stock of Alset Capital remained issued and outstanding, including 473,750 shares held by the Company. The Company also owned 2,156,250 shares of Alset Capital’s Class B Common Stock. Following the redemptions, the Company’s ownership in Alset Capital has increased from 23.4% of the total shares of common stock to 58.0% of the total number of outstanding shares of the two classes. The Company recognized $21,657,036 loss on the consolidation of Alset Capital. The loss is included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2023.

Business Combination of Alset Capital Acquisition Corp. and HWH International Inc.

On January 9, 2024, two entities affiliated with Alset Inc. completed a previously announced transaction. On September 9, 2022, Alset Capital entered into an agreement and plan of merger (the “Merger Agreement”) with our indirect subsidiary HWH International Inc., a Nevada corporation and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Alset Capital (“Merger Sub”). The Company and its 85.5% owned subsidiary Alset International own Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital.

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

Purchase of Hapi Travel Ltd. Stock

On June 14, 2023, the Company’s subsidiary completed acquisition of Hapi Travel Limited (“HTL”), an online travel business started in Hong Kong and under common control of the Company. The accompanying condensed consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated fair values on the acquisition date. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date. As a result of the acquisition of HTL, a deemed dividend of $214,174 was generated as a result of the business combination, which represents the purchase price of $214,993 in excess of identifiable equity.

The common control transaction described above resulted in the following basis of accounting for the financial reporting periods:

●	The acquisition of HTL was accounted for prospectively as of June 14, 2023 as this did not represent a change in reporting entity.
●	The acquisition of HTL was under common control and was consolidated in accordance with ASC 850-50. The condensed consolidated financial statements were not retrospectively adjusted for the acquisition of HTL as of January 1, 2022 for comparative purposes because the historical operations of HTL were deemed to be immaterial to the Company’s condensed consolidated financial statements.

Convertible Notes to Value Exchange

On January 27, 2023, Hapi Metaverse and New Electric CV Corporation (together with Hapi Metaverse, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with VEII. The Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

On September 6, 2023, Hapi Metaverse converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. On June 30, 2024 the fair value of the remaining $100,000 of convertible note and warrants was $25,685 and $1,833,979, respectively.

On December 31, 2023 the fair value of the remaining $100,000 of convertible note and warrants was $101,150 and $2,487,854, respectively. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables).

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“Credit Agreement”) with VEII. On December 15, 2023, Hapi Metaverse loaned VEII $1,000,000. The Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the Credit Agreement for a period of three years. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle Hapi Metaverse to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. The fair value of this convertible note on June 30, 2024 and December 31, 2023 was $457,772 and $1,106,477, respectively. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

Convertible Notes to Sharing Services

On January 17, 2024, the Company received a Convertible Promissory Note (the “Convertible Note”) from Sharing Services Global Corp., an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the Convertible Note, or July 17, 2024. The maturity date was subsequently extended. The fair value of this Convertible Note on June 30, 2024 was $268,607. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables).

On March 20, 2024, HWH International Inc., a subsidiary of the Company, entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. On June 30, 2024 the fair value of the convertible note and warrants was $310,362 and $137,500, respectively. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables).

On May 9, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “Convertible Note”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the Convertible Note. Additionally, upon signing the Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note. On June 30, 2024 the fair value of the convertible note was $282,486. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables.)

On June 6, 2024, the Company entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “Convertible Note”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the Convertible Note. Additionally, upon signing the Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note. On June 30, 2024, the fair value of the convertible note was $275,745. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables.)

Advance to Related Party

On February 20, 2024, the Company sent $550,000 to Sentinel Brokers Company Inc. (“Sentinel”). The initial purpose of the transfer was to invest in shares of this company. The transaction did not close as planned and the funds were returned. The Company has significant influence over Sentinel as it holds 11.6% of outstanding shares of Sentinel and its CEO holds a director position on Sentinel’s Board of Directors.

Apartment Rental for the CEO

The Company is renting an apartment in Singapore for its CEO and Chairman, Chan Heng Fai, as part of the compensation for his services. The Company paid $20,908 deposit for the apartment and had expenses of $30,315 and $30,644 in the three months ended June 30, 2024 and 2023, respectively. The Company had expenses of $60,631 and $61,289 in the six months ended June 30, 2024 and 2023, respectively.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of June 30, 2024 and December 31, 2023, the outstanding balance was $12,440 and $12,716, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of June 30, 2024 and December 31, 2023, the outstanding balance was $4,189 and $4,153, respectively.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, Chief Development Officer of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services. In addition, MacKenzie Equity Partners has been paid certain bonuses, including (i) a sum of $50,000 in June, 2022; (ii) a sum of $50,000 in August 2023; (iii) a sum of $50,000 in December 2023; and (iv) a sum of $60,000 in June 2024.

The Company incurred expenses of $135,000 and $210,000 in the three and six months ended June 30, 2024, respectively, and $75,000 and $150,000 in the three and six months ended June 30, 2023, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On June 30, 2024 and December 31, 2023, the Company owed this related party $87,535 and $27,535, respectively. These amounts are included in Accounts Payable in the accompanying condensed consolidated balance sheets.

CA Global Consulting Inc., an entity owned by Anthony Chan, the former Chief Operating Officer of the Company, had a consulting agreement with the Company dated April 8, 2021, as amended on May 6, 2022. As of June 13, 2024, the Company terminated the consulting agreement with CA Global Consulting Inc., and the Company ceased paying consulting fees in the amount of $15,000 per month. The Company incurred expenses of $32,500 and $45,000 in the three months ended June 30, 2024 and 2023, respectively, and $77,500 and $90,000 in the six months ended June 30, 2024 and 2023, respectively.

Notes Receivable from Related Party

On December 31, 2023, the total convertible note receivable from Ketomei, prior to impairment charges, was $368,299. Considering ASC 326 and after reviewing the performance of Ketomei, the Company decided to record 100% impairment for the convertible note receivable and equity method investment in 2023.

On June 10, 2021, HCI-T signed a convertible loan agreement with Ketomei, pursuant to which HCI-T has agreed to grant Ketomei a loan in an aggregate principal amount of $75,525. On March 21, 2022, HCI-T signed a legally binding term sheet with Ketomei, and HCI-T has agreed to invest in Ketomei $258,186 for 28% interest in Ketomei. The investment was partially paid by the $75,525 loan borrowed to Ketomei and the accrued interest of $6,022. The balance of $183,311 was paid in cash.

On July 28, 2022 HCI-T entered into binding term sheet with Ketomei and Tong Leok Siong Constant, pursuant to which HCI-T lent Ketomei $43,254. This loan had a 0% interest rate for the first 60 days and an interest rate of 8% per annum afterwards.

On August 4, 2022, the same parties entered into another binding term sheet (the “Second Term Sheet”) pursuant to which HCI-T agreed to lend Ketomei up to $260,600 pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 8%. As of August 31, 2023, the $263,766 loan was paid by the $214,903 loan borrowed to Ketomei and $48,862 was paid for the expenses on behalf of Ketomei. In addition, pursuant to the Second Term Sheet, the July 28, 2022, loan was modified to include conversion rights. The Parties agree that the conversion rate will be at approximately $0.022 per share.

On August 31, 2023, the same parties entered into another binding term sheet pursuant to which HCI-T agreed to lend Ketomei up to $36,634 pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. As of October 31, 2023, the $37,876 loan was paid to Ketomei.

On October 26, 2023, the same parties entered into another binding term sheet pursuant to which HCI-T agreed to lend Ketomei up to $37,876 pursuant to a non- convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. As of December 31, 2023, the $6,766 loan was paid to Ketomei. HCI-T agreed to pay the balance of $31,110 to Ketomei in the future.

The amount due from Ketomei at December 31, 2023 was $0.

On February 20, 2024, HCI-T invested $312,064 for an additional 38.41% ownership interest in Ketomei by converting $312,064 of convertible loan. The loan was impaired at the year ended of December 31, 2023, therefore, $312,064 was transferred from impairment of convertible loan to impairment of equity method investment. After this additional investment, Hapi Cafe owns 55.65% (the Company owns indirectly 45.5%) of Ketomei’s outstanding shares and Ketomei is consolidated into the financial statements of the Company beginning on February 20, 2024.

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into a loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matured on January 12, 2023, with automatic three-month extensions. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of June 30, 2024 and December 31, 2023 LVAML owes the Company $460,765 and $534,671, respectively.

On September 28, 2023 Alset International Limited (“Alset International”) entered into loan agreement with Value Exchange International Inc., pursuant to which Alset International agreed to lend $500,000 to VEII. The loan carries simple annual interest rate of 8%. As of June 30, 2024 and December 31, 2023 the Company accrued $20,000 and $10,000 interest, respectively, and VEII owed $530,000 and $510,000, respectively to Alset International.

8. GOODWILL

The Company continually evaluates potential acquisitions that align with the Company’s plans, namely, starting the F&B business in Asia. Starting an F&B business in Hong Kong, China, and Taiwan can be an excellent opportunity due to the large consumer market, diverse food culture, high demand for international cuisine, favorable business environment, skilled labor force, and opportunities for growth. On October 4, 2022, the Company completed its F&B business acquisition of MOC HK Limited (“MOC”), a F&B business started in Hong Kong. The accompanying condensed consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

As a result of the acquisition of MOC, goodwill of $60,343 generated in a business combination represents the purchase price of $70,523 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment.

On April 18, 2024, Hapi Acquisition Pte Ltd (“HAPL”), the Company’s subsidiary, completed acquisition of Hapi Café Company Limited (“HCTW”), an F&B business started in Taiwan. The accompanying condensed consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by HAPL to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

As of the date of acquisition, HCTW had a total of $429,962 due to a related party, Alset Business Development Pte. Ltd, (“ABDPL”) a subsidiary of the Company. HCTW borrowed the money from ABDPL since 2022 for its business start-up and daily operations. As a result of the acquisition of HCTW, the Company eliminated amounts due to ABDPL.

As a result of the acquisition of HCTW, goodwill of $353,616 generated in a business combination represents the purchase price of $3,300 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment. The Company impaired the goodwill $353,616 as a loss during the six months ended June 30, 2024 due to the poor financial situation of HCTW.

The table below reflects the Company’s estimates of the acquisition date fair value of the assets acquired and liabilities assumed for the 2024 acquisition:

HCTW
Purchase Price
Cash	$3,300
Total purchase consideration	$3,300

Purchase Price Allocation
Assets acquired
Current assets	$24,175
Deposit	41,987
Property and Equipment, net	47,890
Operating lease right-of-use assets, net	379,424
Total assets acquired	$493,476

Liabilities assumed:
Current liabilities	$(2,680)
Due to related party	(429,962)
Operating lease liability	(411,150)
Total liabilities assumed	$(843,792)

Net assets acquired	$(350,316)
Goodwill	$353,616
Total purchase consideration	$3,300

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

The following table summarizes changes in the carrying amount of goodwill for the six months ended June 30, 2024 and the year ended December 31, 2023.

	June 30, 2024	December 31, 2023

Balance at beginning of the period	$60,273	$60,343
Add: acquisition of HCTW	353,616	-
Less: impairment loss of goodwill of HCTW	(353,616)	-
Foreign currency exchange adjustment	5	(70)
Balance as of end of the period	$60,278	$60,273

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

The net proceeds to the Company from the Offering were approximately $3.4 million, after deducting underwriting discounts and the payment of other offering expenses associated with the Offering that were payable by the Company.

The Offering closed on February 8, 2023. The Common Stock was being offered pursuant to an effective registration statement on Form S-3 (File No. 333-264234), as well as a prospectus supplement in connection with the Offering filed with the Securities and Exchange Commission.

On June 30, 2024, there were 9,235,119 common shares issued and outstanding.

The following table summarizes the warrant activity for the six months ended June 30, 2024.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2023	603,051	$80.46	2.37	$-
Warrants Vested and exercisable at December 31, 2023	603,051	$80.46	2.37	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of June 30, 2024	603,051	$80.46	1.87	$-
Warrants Vested and exercisable at June 30, 2024	603,051	$80.46	1.87	$-

Class A Common Stock of HWH International Inc. Subject to Possible Redemption

The Company accounts for its, and its subsidiaries’ common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023, the Class A common stock of HWH International Inc. subject to possible redemption in the amount of $20,457,011, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. On June 30, 2024, following redemptions and closing of Business Combination the temporary equity is $0.

On May 1, 2023, after the redemptions (for further details on this transaction refer to Note 7. – Related Party Transactions, Consolidation of HWH International Inc.), the Company consolidated HWH International Inc.

Issuance of HWH Shares to EF Hutton

On December 18, 2023, the Company’s subsidiary, HWH International Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and EF Hutton, a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of the Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity.

10. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one or two years. Future minimum rental revenue under existing leases on our properties at June 30, 2024 in each calendar year through the end of their terms are as follows:

2024	898,729
2025	424,134
Total Future Receipts	$1,322,863

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended June 30, 2024 and 2023, property management fees incurred by the property managers were $35,730 and $34,650, respectively. For the six months ended June 30, 2024 and 2023, property management fees incurred by the property managers were $70,740 and $66,600, respectively. For the three months ended June 30, 2024 and 2023, leasing fees incurred by the property managers were $24,005 and $41,745, respectively. For the six months ended June 30, 2024 and 2023, leasing fees incurred by the property managers were $34,265 and $66,755, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2024	$(54,921)	$(119,566)	$3,784,206	$3,609,719

Other Comprehensive Loss	-	(992,871)	(13,888)	(1,006,759)

Balance at March 31, 2024	$(54,921)	$(1,112,437)	$3,770,318	$2,602,960

Other Comprehensive (Loss) Income	-	(1,071,829)	17,342	(1,054,487)

Balance at June 30, 2024	$(54,921)	$(2,184,266)	$3,787,660	$1,548,473

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2023	$(54,921)	$121,272	$3,769,712	$3,836,063

Other Comprehensive Income	-	936,265	-	936,265

Balance at March 31, 2023	$(54,921)	$1,057,537	$3,769,712	$4,772,328

Other Comprehensive Loss	-	(1,849,049)	-	(1,849,049)

Balance at June 30, 2023	$(54,921)	$(791,512)	$3,769,712	$2,923,279

12. ASSETS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
June 30, 2024
Assets
Investment Securities- Fair Value Option	$5,401,855	$1,468,357	$-	$6,870,212
Investment Securities- Trading	1,085,361	2,309,665	-	3,395,026
Warrants – NECV	-	-	973	973
Warrants - VEII	-	1,833,979	-	1,833,979
Warrants - SHRG	-	137,500	-	137,500
Convertible Loan Receivable - VEII	-	483,457	-	483,457
Convertible Loan Receivable - SHRG	-	1,137,200	-	1,137,200

Total Assets at Fair Value	$6,487,216	$7,370,158	$973	$13,858,347

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2023
Assets
Investment Securities- Fair Value Option	$7,537,472	$2,100,720	$-	$9,638,192
Investment Securities- Trading	35,036	1,779,601	-	1,814,637
Convertible Note Receivable	-	-	77,307	77,307
Warrants - NECV	-	-	430	430
Warrants- VEII	-	2,487,854	-	2,487,854
Convertible Loan Receivable - VEII	-	1,207,627	-	1,207,627

Total Assets at Fair Value	$7,572,508	$7,575,802	$77,737	$15,226,047

Realized loss on investment securities for the three months ended June 30, 2024 was $192,205 and realized loss on investment securities for the three months ended June 30, 2023 was $10,557,229. Realized loss on investment securities for the six months ended June 30, 2024 was $344,673 and realized loss on investment securities for the six months ended June 30, 2023 was $10,688,542. Unrealized gain on securities investment was $1,676,711 and $18,840,726 in the three months ended June 30, 2024 and 2023, respectively. Unrealized loss on securities investment was $3,589,106 and $17,652,880 gain in the six months ended June 30, 2024 and 2023, respectively. These gains and losses were recorded directly to net loss.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from the local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at June 30, 2024 and December 31, 2023, respectively.

	Share price		Market Value
	6/30/2024	Shares	6/30/2024	Valuation

DSS (Related Party)	$1.720	3,140,613	$5,401,855	Investment in Securities at Fair Value – Related Party

Trading Stocks			$1,085,361	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$6,487,216

AMBS	$0.000	20,000,000	$2,000	Investment in Securities at Fair Value

Holista	$0.003	36,199,845	$120,739	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.050	21,179,275	$1,058,964	Investment in Securities at Fair Value – Related Party

New Electric CV (Related Party)	$0.000	354,039,000	$35,404	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$0.002	125,624,528	$251,250	Investment in Securities at Fair Value – Related Party

Trading Stocks			$2,309,665	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$3,778,022

Nervotec	N/A	1,666	$36,868	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,637	Investment in Securities at Cost
Ideal Food and Beverages	N/A	19,000	$14,010	Investment in Securities at Cost
	Total Equity Securities		$10,332,753

	Share price		Market Value
	12/31/2023	Shares	12/31/2023	Valuation

DSS (Related Party)	$0.120	62,812,264	$7,537,472	Investment in Securities at Fair Value – Related Party

Trading Stocks			$35,036	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$7,572,508

AMBS	$0.001	20,000,000	$10,000	Investment in Securities at Fair Value

Holista	$0.007	36,159,845	$246,556	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.067	21,179,275	$1,429,602	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$0.003	125,624,528	$414,562	Investment in Securities at Fair Value – Related Party

New Electric CV (Related Party)	$0.000	354,039,000	$-	Investment in Securities at Fair Value – Related Party

Trading Stocks			$1,779,601	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$3,880,321

Nervotec	N/A	1,666	$37,876	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,636	Investment in Securities at Cost
	Total Equity Securities		$11,507,341

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2024 and 2023:

Total
Balance at January 1, 2024	$77,737
Impairment	(77,307)
Total Gains	543

Balance at March 31, 2024	$973
Total Gains	-
Balance at June 30, 2024	$973

Total
Balance at January 1, 2023	$416,164
Total gains	62,348
Balance at March 31, 2023	$478,512
Total Losses	(342,798)
Balance at June 30, 2023	$135,714

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

NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of NECV for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2022. The Company did not exercise any warrants during six months ended June 30, 2024 and the year ended December 31, 2023. We value NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV was $973 as of June 30, 2024 and $430 as of December 31, 2023.

The fair value of the NECV warrants under level 3 category as of June 30, 2024 and December 31, 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	June 30, 2024	December 31, 2023

Stock Price	$0.0001	$0.0001
Exercise price	$0.001	$0.001
Risk free interest rate	4.62%	4.62%
Annualized volatility	869.4%	869.4%
Dividend Yield	$0.00	$0.00
Year to maturity	6.06	6.56

VEII

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 7 - Related Party Transactions, Note Receivable from a Related Party Company. As of June 30, 2024 and December 31, 2023, the fair value of the warrants was $1,833,979 and $2,487,854, respectively. The Company did not exercise any warrants during the six months June 30, 2024 and the year ended December 31, 2023.

The fair value of the VEII warrants under level 2 category as of June 30, 2024, and December 31, 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	June 30, 2024	December 31, 2023

Stock price	$0.0500	$0.0677
Exercise price	$0.1770	$0.1770
Risk free interest rate	8.50%	8.50%
Annualized volatility	329.13%	275.85%
Dividend Yield	$0.00	$0.00
Year to maturity	4.18	4.68

SHRG

On March 20, 2024, HWH International Inc., entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of June 30, 2024, the fair value of the warrants was $137,500.

The fair value of the SHRG warrants under level 2 category as of June 30, 2024, was calculated using binomial option pricing model valued with the following weighted average assumptions:

June 30, 2024

Stock price	$0.0020
Exercise price	$0.0012
Risk free interest rate	4.40%
Annualized volatility	141.48%
Dividend Yield	$0.00
Year to maturity	4.71

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

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of June 30, 2024 and December 31, 2023, the accrued balance due to NVR was $189,475.

●	Lakes at Black Oak Project

-	Agreement to Sell 142 Lots and 63 Lots

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The selling price of these lots is anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots is anticipated to equal approximately $3.3 million. The closing of the transactions described above depends on the satisfaction of certain conditions. The sale of the first 70 lots closed on July 1, 2024 generating approximately $3.8 million.

Leases

The Company leases offices in Maryland, Singapore, Hong Kong, South Korea and China through leased spaces aggregating approximately 30,000 square feet, under leases expiring on various dates from July 2024 to April 2029. The leases have rental rates ranging from $283 to $23,020 per month. Our total rent expense under these office leases was $313,955 and $266,103 in the three months ended June, 2024 and 2023, respectively. Our total rent expense under these office leases was $606,674 and $525,781 in the six months ended June, 2024 and 2023, respectively. Total cash paid for operating leases was $602,584 and $525,781 for the six months ended June 30, 2024 and 2023, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of June 30, 2024
Singapore - AI	June 2023 to May 2026
Singapore – F&B	October 2021 to September 2024
Singapore – Four Seasons Park	July 2022 to July 2024
Singapore – Hapi Cafe	July 2022 to June 2024
Singapore - PLQ	December 2022 to July 2024
Hong Kong - Office	October 2022 to October 2024
Hong Kong - Warehouse	November 2022 to October 2024
Hong Kong - Shop	October 2022 to September 2024
Hong Kong – Hapi Travel	September 2023 to August 2025
South Korea – Hapi Cafe	August 2022 to August 2025
South Korea – HWH World	August 2022 to July 2025
South Korea - Cafe	April 2024 to February 2027
Bethesda, Maryland	April 2024 to March 2027
China - Cafe	December 2023 - November 2024
China - Office	March 2023 – March 2027
China - Shop	June 2024 to April 2029
Taiwan - Cafe	May 2024 to October 2027

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 0.35% to 7.2% in 2024 and 2023, which were used as the discount rates. The Company’s weighted-average remaining lease term relating to its operating leases are 2.4 years, with a weighted-average discount rate of the 3.92%. The balances of operating lease right-of-use assets and operating lease liabilities as of June 30, 2024 were $1,815,543 and $1,880,185 respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2023 were $1,467,372 and $1,499,263, respectively.

The table below summarizes future payments due under these leases as of June 30, 2024.

For the Years Ended June 30:

2025	1,009,639
2026	614,738
2027	278,108
2028	71,572
2029	26,245
Total Minimum Lease Payments	$2,000,302
Less: Effect of Discounting	(120,117)
Present Value of Future Minimum Lease Payments	1,880,185
Less: Current Obligations under Leases	(928,830)
Long-term Lease Obligations	$951,355

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of June 30, 2024 and December 31, 2023, the security deposits held in the trust account were $307,343 and $309,688, respectively.

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

The following tables summarize stock option activity under the 2013 Plan for the three months ended June 30, 2024:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	1,061,333	$0.09	1.00	$-
Vested and exercisable at January 1, 2023	1,061,333	$0.09	1.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	(1,061,333)	0.09
Outstanding as of December 31, 2023	-	$-	0.00	$-
Vested and exercisable at December 31, 2023	-	$-	0.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of June 30, 2024	-	$-	-	$-
Vested and exercisable at June 30, 2024	-	$-	-	$-

15. SUBSEQUENT EVENTS

Closing of Lot Sale

On July 1, 2024, 150 CCM Black Oak Ltd. (the “Seller”), a wholly owned subsidiary of LiquidValue Development Inc., closed the sale of 70 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak” to Century Land Holdings of Texas, LLC. The lots were sold at a fixed per-lot price, and the Seller also received a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees, minus certain expenses, equaled a combined total of approximately $3.8 million.

Loan to VEII

On July 15, 2024, a subsidiary of the Company entered into a Convertible Credit Agreement (the “Credit Agreement”) with VEII. On July 15, 2024, this subsidiary of the Company loaned VEII $110,000 (the “Loan Amount”). Pursuant to the Credit Agreement, this amount can be converted into shares of VEII for a period of three years at a conversion price of $0.06 per share.  As of the date of this filing, the Loan Amount has not been converted.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate, competition within our chosen industry, including competition from much larger competitors, technological advances and failure to successfully develop business relationships.

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea and the People’s Republic of China. We manage our three principal businesses primarily through our 85.5% owned subsidiary, Alset International, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas in our real estate segment. In our digital transformation technology segment, we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes the sale of consumer products.

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

New HWH is in the midst of implementing the new membership model (the “New Model”), that operates on a yearly subscription basis. New HWH intends to resume membership sales, albeit under the New Model.

HWH Members get exclusive discounts on HWH Marketplace products, priority invites to product launch events and other parties, and can earn passive income when a member’s referral signs up for membership or makes an initial purchase of the HWH Marketplace products through them.

Purchase of Rental Business from Majority-Owned Subsidiary

On December 9, 2022, Alset Inc. entered into an agreement with Alset EHome Inc. and Alset International pursuant to which Alset Inc. agreed to reorganize the ownership of its home rental business. Previously, Alset Inc. and certain majority-owned subsidiaries collectively owned 132 single-family rental homes in Texas. 112 of these rental homes are owned by subsidiaries of American Home REIT Inc. (“AHR”). Alset Inc. owns 85.4% of Alset International, and Alset International indirectly owns approximately 99.9% of Alset EHome Inc.

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

Public Offering

On February 6, 2023, we entered into an Underwriting Agreement (the “Underwriting Agreement”) in connection with an offering (the “Offering”) of our common stock, par value $0.001 per share (the “Common Stock”), with Aegis Capital Corp. (the “Underwriter”) as the underwriter, relating to an underwritten public offering of 1,727,273 shares of Common Stock at a public offering price of $2.20 per share. The Underwriting Agreement provided the Underwriter a 45-day option to purchase up to 212,863 additional shares of Common Stock to cover over-allotments, if any.

The net proceeds to the Company from the Offering were approximately $3.3 million, after deducting underwriting discounts and the payment of other offering expenses associated with the Offering that were payable by the Company.

The Offering closed on February 8, 2023. The Common Stock was being offered pursuant to an effective registration statement on Form S-3 (File No. 333-264234), as well as a prospectus supplement in connection with the Offering filed with the Securities and Exchange Commission.

Purchase of Travel Business

On June 14, 2023, the Company’s subsidiary completed acquisition of Hapi Travel Limited (“HTL”), an online travel business started in Hong Kong and under common control of the Company. The accompanying condensed consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated fair values on the acquisition date. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date. As a result of the acquisition of HTL, a deemed dividend of $214,174 was generated as a result of the business combination, which represents the purchase price of $214,993 in excess of identifiable equity.

The common control transaction described above resulted in the following basis of accounting for the financial reporting periods:

●	The acquisition of HTL was accounted for prospectively as of June 14, 2023 as this did not represent a change in reporting entity.
●	The acquisition of HTL was under common control and was consolidated in accordance with ASC 850-50. The condensed consolidated financial statements were not retrospectively adjusted for the acquisition of HTL as of January 1, 2022 for comparative purposes because the historical operations of HTL were deemed to be immaterial to the Company’s condensed consolidated financial statements.

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

Agreement to Sell 142 Lots and 63 Lots

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The selling price of these lots is anticipated to equal approximately $7.4 million. On July 1, 2024, the Seller closed the sale of 70 of the lots contemplated by the Agreement, generating approximately $3.8 million. Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots is anticipated to equal approximately $3.3 million. The closing of the transactions described above depends on the satisfaction of certain conditions. The sale of the first 70 lots closed on July 1, 2024 generating approximately $3.8 million.

Issuance of Convertible Loans to Value Exchange International, Inc.

On January 27, 2023, Hapi Metaverse and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “Credit Agreement”) with VEII. The Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the Credit Agreement at 8%. The Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

On September 6, 2023, Hapi Metaverse converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“Credit Agreement”) with VEII. On December 15, 2023, Hapi Metaverse loaned VEII $1,000,000. The Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the Credit Agreement for a period of three years. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle Hapi Metaverse to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, Hapi Metaverse has not converted the Loan Amount.

The Company currently owns a total of 21,179,275 shares (representing approximately 48.7%) of VEII.

Our founder, Chairman and Chief Executive Officer, Chan Heng Fai, and another member of the Board of Directors of Hapi Metaverse, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung).

SHRG Shares Dividend Received from DSS

On May 4, 2023, DSS distributed approximately 280 million shares of SHRG beneficially held by DSS and its subsidiaries in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company directly received 70,426,832 shares of SHRG, and through its majority-owned subsidiary Alset International, and certain subsidiaries of Alset International, indirectly received additional 55,197,696 shares of SHRG. The Company and its majority-owned subsidiaries now collectively own 125,624,528 shares of SHRG, representing 33.4% of the issued and outstanding shares of SHRG Common Stock (such number of SHRG shares held and ownership percentage do not include any shares held by affiliates of the Company which we do not hold a majority interest in). Our CEO, Chan Heng Fai, directly and indirectly is the owner of an additional 37,947,756 shares of SHRG and is a beneficial owner of approximately 43.5% of SHRG shares (including those shares owned by Alset Inc. and its majority-owned subsidiaries).

Issuance of Convertible Loans to Sharing Services Global Corp.

On January 17, 2024, the Company received a Convertible Promissory Note (the “Convertible Note”) from SHRG, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the Convertible Note, or July 17, 2024. The maturity date was subsequently extended.

On March 20, 2024, HWH International Inc., a subsidiary of the Company (“HWH”), entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 208,333,333 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 208,333,333 shares of SHRG’s common stock at an exercise price of $0.0012 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants.

On May 9, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “Convertible Note”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the Convertible Note. Additionally, upon signing the Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company.

On June 6, 2024, the Company entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “Convertible Note”) in the amount of $250,000, convertible into 125,000,000 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the Convertible Note. Additionally, upon signing the Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note.

Resignation of Chief Operating Officer

On March 10, 2024, Anthony S. Chan resigned as Chief Operating Officer of Alset Inc., effective immediately, due to personal reasons. Mr. Chan’s resignation is not the result of any disagreement with the Company.

Purchase of DSS Shares

On May 21, 2024, the Company entered into a Securities Purchase Agreement (the “DSS Securities Purchase Agreement”) with the Company’s Chairman and Chief Executive Officer, Chan Heng Fai, and Heng Fai Holdings Limited, a company wholly owned by Mr. Chan. Pursuant to the DSS Securities Purchase Agreement, the Company will purchase 982,303 shares of DSS Inc., a NYSE-listed company. These shares include 979,325 shares of DSS common stock to be acquired from Mr. Chan and 2,978 shares to be acquired from Heng Fai Holdings Limited (collectively, the “Shares”). The Shares represent approximately 13.9% of the total issued and outstanding shares of DSS as of the date hereof. As consideration for the Shares, the Company will issue a total of 3,316,488 shares of its common stock to Mr. Chan and Heng Fai Holdings Limited. The consideration to be paid for the Shares is based on the relevant market closing price of DSS common stock and the Company’s common stock as of May 3, 2024.

Approval of the transactions described herein was granted by the Board of Directors of the Company (“the Board”) during a meeting of the Board held on May 6, 2024. Mr. Chan and Chan Tung Moe, another member of the Board and the son of Mr. Chan, recused themselves from discussion and voting on the approval of such transaction and the acquisition of the DSS Shares.

The closing of the transactions contemplated by the DSS Securities Purchase Agreement remains subject to the approval of the Company’s stockholders and no objection from the Nasdaq.

Matters that May or Are Currently Affecting Our Business

In addition to the matters described above, the primary challenges and trends that could affect or are affecting our financial results include:

● Our ability to improve our revenue through cross-selling and revenue-sharing arrangements among our diverse group of companies;

● Our ability to identify complementary businesses for acquisition, obtain additional financing for these acquisitions, if and when needed, and profitably integrate them into our existing operations;

● Our ability to attract competent and skilled technical and sales personnel for each of our businesses at acceptable compensation levels to manage our overhead;

● Our ability to control our operating expenses as we expand each of our businesses and product and service offerings; and

● The effects of public health issues such as a major epidemic or pandemic, including the impact of COVID-19 on the economy and our business.

Results of Operations

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023

	Three- Months Ended		Six-months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$1,127,046	$19,153,848	$7,213,253	$20,080,784
Operating Expenses	$(3,936,518)	$(14,044,352)	$(12,289,237)	$(17,061,018)
Other Income (Expenses)	$1,659,507	$(10,922,902)	$(3,387,772)	$(13,156,354)
Net Loss	$(1,149,965)	$(5,813,406)	$(8,463,756)	$(10,136,588)

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three-months Ended		Change
	June 30, 2024	June 30, 2023	Dollars	Percentage
Real Estate	$705,011	$18,881,917	$(18,176,906)	-96%
Digital Transformation Technology	-	14,034	(14,034)	-100%
Other	422,035	257,897	164,138	64%
Total Revenue	$1,127,046	$19,153,848	$(18,026,802)	-94%

	Six-months Ended		Change
	June 30, 2024	June 30, 2023	Dollars	Percentage
Real Estate	$6,458,005	$19,515,728	$(13,057,723)	-67%
Biohealth	-	12,786	(12,786)	-100%
Digital Transformation Technology	-	28,074	(28,074)	-100%
Other	755,248	524,196	231,052	44%
Total Revenue	$7,213,253	$20,080,784	$(12,867,531)	-64%

Revenue was $1,127,046 and $19,153,848 for the three months ended June 30, 2024 and 2023, respectively. Revenue was $7,213,253 and $20,080,784 for the six months ended June 30, 2024 and 2023, respectively. The decrease in property sales from the Lakes at Black Oak Project in the first half of 2024 contributed to lower revenue in this period.

The Company plans to continue its near-term focus on lot sales to regional and national builders. Funds from such lot sales will substantially improve the Company’s liquidity, strengthen its financial position and meet is working capital requirements.

Revenue from rental business was $705,011 and $690,967 in the three months ended June 30, 2024 and 2023, respectively. Revenue from rental business was $1,425,505 and $1,324,778 in the six months ended June 30, 2024 and 2023, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

In May 2023, the Company entered into lease agreement for one of its model houses located in Montgomery County, Texas. The revenue from the lease was $6,300 and $12,600 in the three and six months ended June 30, 2024, respectively. The revenue from the lease was $4,200 in the three and six months ended June 30, 2023.

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $6,603 and $13,205 in the three and six months ended June 30, 2024, respectively.

In recent years, the Company expanded its biohealth segment to the South Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc (“HWH World”). HWH World operates based on a direct sale model of health supplements. HWH World recognized $0 and $0 in revenue in the three months ended June 30, 2024 and 2023, respectively. HWH World recognized $0 and $12,587 in revenue in the six months ended June 30, 2024 and 2023, respectively.

The category described as “Other” includes corporate and financial services, food and beverage business, digital transformation technology, as it was minimal in 2024, and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended June 30, 2024 and 2023, the revenue from other businesses was $422,035 and $271,931, respectively. In the six months ended June 30, 2024 and 2023, the revenue from other businesses was $755,248 and $552,270, respectively, generated by Korean, Singaporean and Chinese café shops and restaurants.

Cost of Revenues and Operating Expenses

The following tables sets forth period-over-period changes in cost of revenues for each of our reporting segments:

	Three-months Ended		Change
	June 30, 2024	June 30, 2023	Dollars	Percentage
Real Estate	$647,662	$11,566,130	$(10,918,468)	-94%
Biohealth	1,346	95,290	(93,944)	-99%
Digital Transformation Technology	-	4,571	(4,571)	-100%
Other	180,950	72,502	108,448	150%
Total Cost of Revenues	$829,958	$11,738,493	$(10,908,535)	-93%

	Six-months Ended		Change
	June 30, 2024	June 30, 2023	Dollars	Percentage
Real Estate	$5,181,322	$12,168,470	$(6,987,148)	-57%
Biohealth	3,387	109,657	(106,270)	-97%
Digital Transformation Technology	-	9,139	(9,139)	-100%
Other	303,616	140,508	163,108	116%
Total Cost of Revenues	$5,488,325	$12,427,774	$(6,939,449)	-56%

Cost of revenues decreased from $11,738,493 in the three months ended June 30, 2023 to $829,958 in the three months ended June 30, 2024. Cost of revenues decreased from $12,427,774 in the six months ended June 30, 2023 to $5,488,325 in the six months ended June 30, 2024. The decrease is a result of the decrease in sales in the Lakes at Black Oak project. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of revenues to increase as revenue increases.

The gross margin decreased from $7,415,355 to $297,088 in the three months ended June 30, 2023 and 2024, respectively. The gross margin decreased from $7,653,010 to $1,724,928 in the six months ended June 30, 2023 and 2024, respectively. The decrease of gross margin was caused by the decrease in sales in the Black Oak Project.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three-months Ended		Change
	June 30, 2023	June 30, 2022	Dollars	Percentage
Real Estate	$578,170	$552,184	$25,986	5%
Biohealth	288,102	336,627	(48,525)	-14%
Digital Transformation Technology	126,928	62,527	64,401	103%
Other	2,113,360	1,354,521	758,839	56%
Total Operating Expenses	$3,106,560	$2,305,859	$800,701	35%

	Six-months Ended		Change
	June 30, 2023	June 30, 2022	Dollars	Percentage
Real Estate	$939,866	$992,201	$(52,335)	-5%
Biohealth	1,115,063	477,917	637,146	133%
Digital Transformation Technology	290,635	202,430	88,205	44%
Other	4,455,348	2,960,696	1,494,652	50%
Total Operating Expenses	$6,800,912	$4,633,244	$2,167,668	47%

The increase of operating expenses in the first half of 2024 compared to the same period of 2023 was mostly caused by recording of goodwill and investment.

Other Income (Expense)

In the three months ended June 30, 2024, the Company had other income of $1,659,507 compared to other expenses of $10,922,902 in the three months ended June 30, 2023. In the six months ended June 30, 2024, the Company had other expenses of $3,387,772 compared to other expenses of $13,156,354 in the six months ended June 30, 2023. The loss on sale of securities and loss on consolidation of subsidiary are the primary reason for the volatility in these two periods. Realized loss on security investment was $344,673 in the six months ended June 30, 2024, compared to $10,688,542 loss in the six months ended June 30, 2023. Loss on consolidation of subsidiary was $0 the six months ended June 30, 2024, compared to a loss of $21,657,036 in the six months ended June 30, 2023.

Net Loss

In the three months ended June 30, 2024 the Company had net loss of $1,149,965 compared to net loss of $5,813,406 in the three months ended June 30, 2023. In the six months ended June 30, 2024, the Company had net loss of $8,463,756 compared to net loss of $10,136,588 in the six months ended June 30, 2023.

Liquidity and Capital Resources

Our real estate assets have decreased to $40,741,895 as of June 30, 2024 from $42,137,152 as of December 31, 2023. This decrease primarily reflects the sale of properties in the Lakes at Black Oak project.

Our cash has decreased from $26,921,727 as of December 31, 2023 to $18,932,861 as of June 30, 2024. Our liabilities decreased from $9,066,700 at December 31, 2023 to $5,764,618 at June 30, 2024. Our total assets have decreased to $93,460,821 as of June 30, 2024 from $126,314,028 as of December 31, 2023 mainly due to decrease in cash held in Trust Account after shareholders of HWH International Inc. redeemed their shares.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by a $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. On March 15, 2022, approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 approximately $201,751 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

The future development timeline of Lakes at Black Oak will be based on multiple conditions, including the amount of funds which may be raised from capital markets, the loans we may secure from third party financial institutions, and government reimbursements which may be received. The development will be step by step and expenses will be contingent on the amount of funding we will receive.

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots (the “Section 4 Agreement”) comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The selling price of these lots is anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots (the “Alset Villas Agreement”) in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots is anticipated to equal approximately $3.3 million. The closing of the transactions described above depends on the satisfaction of certain conditions. The sale of the first 70 lots closed on July 1, 2024 generating approximately $3.8 million. In addition, the Company will be entitled to receive certain reimbursements in the years ended December 31, 2024 and 2025.

The management believes that the available cash in bank accounts and favorable cash revenue from real estate projects are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows for the Six Months Ended June 30, 2024 and 2023

	Six-months Ended
	2024	2023
Net cash (used in) provided by operating activities	$(5,897,249)	$7,409,770
Net cash provided by (used in) investing activities	$19,616,855	$(606,983)
Net cash (used in) provided by financing activities	$(21,351,570)	$3,416,971

Cash Flows from Operating Activities

Net cash used in operating activities was $5,897,249 in the first six months of 2024, as compared to net cash provided by operating activities of $7,409,770 in the same period of 2023. Property sales from the Black Oak project in 2023 were the main reason for the cash provided by operating activities in 2023.

Cash Flows from Investing Activities

Net cash provided by investing activities was $19,616,855 in the first six months of 2024, as compared to net cash used in investing activities of $606,983 in the same period of 2023. In the six months ended June 30, 2024 issued $1,118,864 in loans to related parties and $577,285 in loans receivable. At the same time, we received $101,096 from repayment of related party loan and withdrew cash from trust account of $21,102,871 for redemption of HWH’s shares. In the six months ended June 30, 2023 we invested $692,219 in marketable securities, issued $1,628,010 in loans to related parties and received $2,674,653 from repayment of related party notes receivable.

Cash Flows from Financing Activities

Net cash used in financing activities was $21,351,570 in the six months ended June 30, 2024, compared to net cash provided of $3,416,971 in the six months ended June 30, 2023. The cash used in financing activities in the first six months of 2024 is caused by repayment of $378,960 of note payable and repayment of HWH’s shares of $21,102,871. In that same period, the Company borrowed $130,261 from commercial loan. The cash provided by financing activities in the first six months of 2023 is caused by the proceeds from stock issuance of $3,433,921.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2024 or the year ended December 31, 2023. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $37 million and $23 million on June 30, 2024 and December 31, 2023, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $23 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2024, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of June 30, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Not applicable.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description

10.1	Securities Purchase Agreement dated May 21, 2024, between the Company, Chan Heng Fai, and Heng Fai Holdings Limited (incorporated by reference to Current Report on Form 8-K filed with the SEC on May 22, 2024.
31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET INC.

August 13, 2024	By:	/s/ Chan Heng Fai
Chan Heng Fai Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

August 13, 2024	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

August 13, 2024	By:	/s/ Rongguo Wei
Rongguo Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

August 13, 2024	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

