Form 10-Q
period 2024-09-30
Alset Inc.
filed 2024-11-14
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, there were 9,235,119 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

2

Part I. Financial Information

Item 1. Financial Statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
Assets:
Current Assets:
Cash and Cash Equivalents	$16,679,183	$26,921,727
Restricted Cash	947,643	967,566
Account Receivables, Net	92,621	77,517
Other Receivables, Net	8,564,729	2,576,454
Note Receivables - Related Parties, Net	1,410,013	1,693,946
Convertible Loan Receivables at Fair Value - Related Party	1,611,464	1,207,627
Prepaid Expense	123,533	253,689
Inventory	3,049	5,561
Investment in Securities at Fair Value	6,542,447	2,148,500
Investment in Securities at Fair Value - Related Party	15,749,759	11,869,920
Investment in Securities at Cost	32,315	54,512
Investment in Equity Method Securities	4,996,254	7,551,153
Deposits	328,614	133,063
Total Current Assets	57,081,624	55,461,235

Real Estate
Rental Properties	30,964,349	31,770,386
Properties under Development	6,940,643	10,366,766
Operating Lease Right-Of-Use Assets, Net	1,832,925	1,467,372
Deposits	293,486	337,606
Other Receivables - Long Term, Net	1,055,450	4,855,609
Cash and Marketable Securities Held in Trust Account	-	21,252,639
Goodwill	-	60,343
Property and Equipment, Net	620,360	742,072
Total Assets	$98,788,837	$126,314,028

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,043,481	$4,372,792
Deferred Underwriting Compensation	-	3,018,750
Deferred Revenue	2,100	2,100
Operating Lease Liabilities	941,356	673,049
Notes Payable	366,161	30,744
Notes Payable - Related Parties	17,084	16,869
Total Current Liabilities	3,370,182	8,114,304

Long-Term Liabilities:
Operating Lease Liabilities	961,765	826,214
Notes Payable	1,058,226	126,182
Total Liabilities	5,390,173	9,066,700

Temporary Equity
Class A Common Stock of Alset Capital Acquisition Corp subject to possible redemption; 1,976,036 shares at approximately $10.35 per share as of December 31, 2023	-	20,457,011

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding
Common Stock, $0.001 par value; 250,000,000 shares authorized; 9,235,119 and 9,235,119 shares issued and outstanding on September 30, 2024 and December 31, 2023, respectively	9,235	9,235
Additional Paid in Capital	333,765,499	332,455,457
Accumulated Deficit	(254,178,065)	(247,885,656)
Accumulated Other Comprehensive Income	4,604,751	3,609,719
Total Alset Inc. Stockholders’ Equity	84,201,420	88,188,755
Non-controlling Interests	9,197,244	8,601,562
Total Stockholders’ Equity	93,398,664	96,790,317

Total Liabilities and Stockholders’ Equity	$98,788,837	$126,314,028

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three- Months Ended September 30,		Nine- Months Ended September 30,
	2024	2023	2024	2023

Revenue
Rental	$724,699	$705,334	$2,150,204	$2,030,112
Property	3,815,000	6,300	8,847,500	18,197,250
Biohealth	-	-	-	12,786
Other	421,012	278,565	1,176,260	830,835
Total Revenue	4,960,711	990,199	12,173,964	21,070,983
Operating Expenses
Cost of Sales	2,949,824	581,059	8,438,149	13,008,833
General and Administrative	2,215,109	2,486,044	8,264,098	7,119,288
Impairment of Note Receivable, Goodwill, Equipment and Investment	759,559	-	1,511,481	-
Total Operating Expenses	5,924,492	3,067,103	18,213,728	20,128,121

(Loss) Income from Operations	(963,781)	(2,076,904)	(6,039,764)	942,862

Other Income (Expense)
Interest Income	61,326	97,996	404,481	229,662
Interest Income - Related Party	8,890	-	82,126	-
Interest Expense	(9,546)	-	(111,558)	-
Foreign Exchange Transaction (Loss) Gain	(3,673,699)	198,817	(1,634,713)	561,345
Unrealized Gain (Loss) on Securities Investment	224,773	(193,991)	648,726	6,349,738
Unrealized Gain (Loss) on Securities Investment - Related Party	6,809,719	(10,548,684)	2,796,660	560,467
Realized Loss on Securities Investment	(334,531)	(602,624)	(679,204)	(11,291,166)
Loss on Equity Method Investment	(591,502)	(4,573,445)	(2,569,644)	(4,621,833)
Loss on Consolidation of Alset Capital Acquisition Corp.	-	-	-	(21,657,036)
Other Expense	(223,911)	-	(262,481)	-
Other Income	161,501	717,951	370,855	1,808,489
Total Other Income (Expense), Net	2,433,020	(14,903,980)	(954,752)	(28,060,334)

Net Income (Loss) Before Income Taxes	1,469,239	(16,980,884)	(6,994,516)	(27,117,472)

Income Tax Expense	-	(45,124)	-	(45,124)

Net Income (Loss)	1,469,239	(17,026,008)	(6,994,516)	(27,162,596)

Net Loss Attributable to Non-Controlling Interest	(247,124)	(1,014,423)	(702,109)	(1,485,275)

Net Income (Loss) Attributable to Common Stockholders	$1,716,363	$(16,011,585)	$(6,292,407)	$(25,677,321)

Net Income (Loss)	$1,469,239	$(17,026,008)	$(6,994,516)	$(27,162,596)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	4,221,505	(1,852,698)	1,805,678	(2,940,640)
Total Comprehensive Income (Loss)	5,690,744	(18,878,706)	(5,188,838)	(30,103,236)

Less Comprehensive Income (Loss) Attributable to Non-controlling Interests	366,478	(269,568)	(439,926)	(444,726)
Total Comprehensive Income (Loss) Attributable to Common Shareholders	5,324,266	(18,609,138)	(4,748,912)	(29,658,510)

Net Income (Loss) Per Share - Basic and Diluted	$0.19	$(1.73)	$(0.68)	$(2.86)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,235,119	9,235,119	9,235,119	8,976,634

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024

(Unaudited)

	Common Stock
	Shares	Par Value $0.001	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset Inc. Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2024	9,235,119	$9,235	$332,455,457	$3,609,719	$(247,885,656)	$88,188,755	$8,601,562	$96,790,317

Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	1,098,952	-	-	1,098,952	410,423	1,509,375

Gain from SHRG Convertible Notes and Warrants	-	-	157,402	-	-	157,402	58,786	216,188

Change in Non-Controlling Interest after HWH De SPAC	-	-	-	(13,888)	-	(13,888)	13,888	-

Foreign Currency Translations	-	-	-	(992,871)	-	(992,871)	(169,061)	(1,161,932)

Net Loss	-	-	-	-	(6,769,658)	(6,769,658)	(544,134)	(7,313,792)

Balance at March 31, 2024	9,235,119	$9,235	$333,711,811	$2,602,960	$(254,655,314)	$81,668,692	$8,371,464	$90,040,156

Gain from SHRG Convertible Notes	-	-	43,652	-	-	43,652	16,255	59,907

Change in Non-Controlling Interest	-	-	-	17,050	-	17,050	(17,050)	-

Foreign Currency Translations	-	-	-	(1,071,537)	-	(1,071,537)	(182,358)	(1,253,895)

Net Loss (Income)	-	-	-	-	(1,239,114)	(1,239,114)	89,149	(1,149,965)

Balance at June 30, 2024	9,235,119	$9,235	$333,755,463	$1,548,473	$(255,894,428)	$79,418,743	$8,277,460	$87,696,203

Gain from SHRG Convertible Notes	-	-	10,036	-	-	10,036	1,681	11,717

Change in Non-Controlling Interest	-	-	-	(551,625)	-	(551,625)	551,625	-

Foreign Currency Translations	-	-	-	3,607,903	-	3,607,903	613,602	4,221,505

Net Income (Loss)	-	-	-	-	1,716,363	1,716,363	(247,124)	1,469,239

Balance at September 30, 2024	9,235,119	$9,235	$333,765,499	$4,604,751	$(254,178,065)	$84,201,420	$9,197,244	$93,398,664

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023

(Unaudited)

	Common Stock
	Shares	Par Value $0.001		Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Alset Inc. Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2023	7,422,846	$7,423		$322,534,891	$3,836,063	$(188,724,411)	$137,653,966	$11,009,149	$148,663,115

Issuance of Common Stock	1,812,273	1,812		3,432,109	-	-	3,433,921	-	3,433,921

Foreign Currency Translations	-	-		-	936,265	-	936,265	159,678	1,095,943

Net Loss	-	-		-	-	(3,857,886)	(3,857,886)	(465,296)	(4,323,182)

Balance at March 31, 2023	9,235,119	$9,235		$325,967,000	$4,772,328	$(192,582,297)	$138,166,266	$10,703,531	$148,869,797

Foreign Currency Translations	-	-		-	(1,849,049)	-	(1,849,049)	(334,834)	(2,183,883)

Net Loss	-	-		-	-	(5,807,850)	(5,807,850)	(5,556)	(5,813,406)

Balance at June 30, 2023	9,235,119	$9,235	#	$325,967,000	$2,923,279 #	$(198,390,147)	$130,509,367	$10,363,141	$140,872,508

Foreign Currency Translations	-	-		-	(1,583,130)	-	(1,583,130)	(269,568)	$(1,852,698)

Change in Non-Controlling Interest	-	-		-	11,386	-	11,386	(11,386)	-

Gain from Conversion of VEII Promissory Note to Stock and Warrants	-	-		6,488,457	-	-	6,488,457	-	6,488,457

Net Loss	-	-		-	-	(16,011,585)	(16,011,585)	(1,014,423)	(17,026,008)

Balance at September 30, 2023	9,235,119	$9,235		$332,455,457	$1,351,535	$(214,401,732)	$119,414,495	$9,067,764	$128,482,259

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	2024	2023

Cash Flows from Operating Activities
Net Loss from Operations	$(6,994,516)	$(27,162,596)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation	900,820	879,160
Non-Cash Lease Expenses	904,317	822,846
Loss on Consolidation of Alset Capital Acquisition Corp.	-	21,657,036
Impairment of Note Receivable, Goodwill, Equipment and Investment	1,511,481	-
Foreign Transaction Loss (Gain)	1,634,713	(561,345)
Unrealized Gain on Securities Investment	(648,726)	(6,349,738)
Unrealized Gain on Securities Investment - Related Party	(2,796,660)	(560,467)
Realized Loss on Securities Investment	679,204	11,291,166
Gain on Exchange of Investment Securities	-	(502,497)
Loss on Equity Method Investment	2,569,644	4,621,833
Changes in Operating Assets and Liabilities, net of acquisitions
Real Estate	3,426,123	14,673,747
Real Estate Reimbursement Receivable	(1,488,097)	(6,707,079)
Account Receivables	(6,456)	(126,933)
Other Receivables	-	(2,343,328)
Other Receivables - Related Parties	(304,305)	(82,500)
Prepaid Expense	172,054	(148,327)
Deposits	(110,444)	3,075
Trading Securities	(5,399,220)	(603,418)
Inventory	83	8,282
Accounts Payable and Accrued Expenses	(1,878,978)	274,162
Deferred Revenue	-	(20,269)
Operating Lease Liabilities	(922,453)	(807,135)
Net Cash (Used in) Provided by Operating Activities	(8,751,416)	8,255,675

Cash Flows from Investing Activities
Purchase of Fixed Assets	(67,587)	(24,709)
Purchase of Real Estate Improvements	-	(734,688)
Purchase of Investment Securities	(9,346)	(756,078)
Advance to Related Party	(550,000)	-
Collection of Advance to Related Party	467,107	-
Acquisition of Subsidiary	-	(214,993)
Issuing Loan Receivable	(1,212,021)	-
Issuing Loan Receivable - Related Party	(1,368,083)	(1,693,455)
Collection of Loan Receivable - Related Party	101,096	2,675,735
Cash Withdrawn from Trust Account for Redemptions	21,102,871	-
Cash Withdrawn from Trust Account Available to the Company	243,897	-
Net Cash Provided by (Used in) Investing Activities	18,707,934	(748,188)

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	-	3,433,921
Borrowing from a Commercial Loan	130,261	-
Repayment to Notes Payable	(398,000)	(25,361)
Repayment of Class A Common Stock	(21,102,871)	-
Net Cash (Used in) Provided by Financing Activities	(21,370,610)	3,408,560

Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(11,414,092)	10,916,047
Effects of Foreign Exchange Rates on Cash and Cash Equivalents	1,151,625	(672,330)
Cash and Cash Equivalents and Restricted Cash - Beginning of Period	27,889,293	18,521,903
Cash and Cash Equivalents and Restricted Cash- End of Period	$17,626,826	$28,765,620

Cash	$16,679,183	$28,038,818
Restricted Cash	$947,643	$726,802
Total Cash and Restricted Cash	$17,626,826	$28,765,620

Supplementary Cash Flow Information
Cash Paid for Interest	$39,257	$3,010
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of ROU / Lease Liability	$887,001	$186,716
Promissory Notes from HWH Investors	$16,160,000	$-
Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	$1,509,375	$-
Conversion of Ketomei Note Payable to Common Stock	$310,796	$-
Gain from SHRG Convertible Notes	$287,812	$-
Conversion of VEII Note Receivable to Common Stock	$-	$1,300,000
Warrants Received from VEII after Converting Note Receivable	$-	$6,488,457

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Alset Inc. (the “Company” or “AEI”), formerly known as Alset EHome International Inc. and HF Enterprises Inc., was incorporated in the State of Delaware on March 7, 2018. On October 4, 2022, through a merger transaction, the Company was reincorporated in Texas. AEI is a diversified holding company principally engaged through its subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea, and the People’s Republic of China. We manage a significant portion of our businesses through our 85.7% owned subsidiary, Alset International Limited (“Alset International”), a public company traded on the Singapore Stock Exchange.

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

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of September 30, 2024 and December 31, 2023, as follows:

Name of subsidiary	State or other jurisdiction of incorporation or	Attributable interest as of,
consolidated under AEI	organization	September 30, 2024	December 31, 2023
		%	%
Alset Global Pte. Ltd.	Singapore	100	100
Alset Business Development Pte. Ltd.	Singapore	100	100
Global eHealth Limited	Hong Kong	100	100
Alset International Limited	Singapore	85.7	85.5
Singapore Construction & Development Pte. Ltd.	Singapore	85.7	85.5
Singapore Construction Pte. Ltd.	Singapore	85.7	85.5
Global BioMedical Pte. Ltd.	Singapore	85.7	85.5
Health Wealth Happiness Pte. Ltd.	Singapore	71.2	74.6

SeD Capital Pte. Ltd.	Singapore	85.7		85.5
LiquidValue Asset Management Pte. Ltd.	Singapore	85.7		85.5
Alset Solar Limited	Hong Kong	85.7		85.5
Alset F&B One Pte. Ltd	Singapore	64.1		67.1
BMI Capital Partners International Limited.	Hong Kong	85.7		85.5
SeD Perth Pty. Ltd.	Australia	85.7		85.5
SeD Intelligent Home Inc.	United States of America	85.7		85.5
LiquidValue Development Inc.	United States of America	85.7		85.4
Alset EHome Inc.	United States of America	85.7		85.4
SeD USA, LLC	United States of America	85.7		85.4
150 Black Oak GP, Inc.	United States of America	85.7		85.4
SeD Development USA Inc.	United States of America	85.7		85.4
150 CCM Black Oak, Ltd.	United States of America	85.7		85.4
SeD Texas Home, LLC	United States of America	100		100
SeD Ballenger, LLC	United States of America	85.7		85.4
SeD Maryland Development, LLC	United States of America	71.6		71.4
SeD Development Management, LLC	United States of America	72.8		72.6
SeD Builder, LLC	United States of America	-		85.4
Hapi Metaverse Inc.	United States of America	99.6		99.6
HotApp BlockChain Pte. Ltd.	Singapore	99.6		99.6
HotApp International Limited	Hong Kong	99.6		99.6
SeD REIT Inc.	United States of America	-		85.4
HWH World Inc.	United States of America	-		74.6
HWH World Pte. Ltd.	Singapore	71.2		74.6
UBeauty Limited	Hong Kong	85.7		85.5
HWH World Limited	Hong Kong	71.2		74.6
HWH World Inc.	Korea	71.2		74.6
Alset Energy Inc.	United States of America	-		85.5
NewRetail-AI Inc.	United States of America	99.6		99.6
BioHealth Water Inc.	United States of America	85.7		85.5
Impact BioHealth Pte. Ltd.	Singapore	85.7		85.5
American Home REIT Inc.	United States of America	100		100
Alset Solar Inc.	United States of America	-		68.3
HWH KOR Inc.	United States of America	-		74.6
Alset Capital Inc.	United States of America	-		100
Hapi Cafe Inc.	United States of America (Texas)	71.2		74.6
HWH (S) Pte. Ltd.	Singapore	85.7		85.5
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
Alset F&B Holdings Pte. Ltd.	Singapore	71.2		74.6
Credas Capital Pte. Ltd.	Singapore	64.2		64.1
Credas Capital GmbH	Switzerland	64.2		64.1
Smart Reward Express Limited	Hong Kong	49.8	*	74.1
AHR Texas Two LLC	United States of America	100		100
AHR Black Oak One LLC	United States of America	85.7		85.4
AHR Texas Three, LLC	United States of America	100		100
Hapi Cafe Korea, Inc.	Korea	71.2		74.6
Alset Management Group Inc.	United States of America	-		83.5
Alset Acquisition Sponsor, LLC	United States of America	93.5		93.5
HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.)	United States of America	71.2		53.7
Alset Spac Group Inc.	United States of America	93.5		93.5
Alset eVehicle Pte. Ltd.	Singapore	-		85.5

Hapi Travel Pte. Ltd.	Singapore	71.2		74.6
Hapi WealthBuilder Pte. Ltd.	Singapore	71.2		74.6
HWH Marketplace Pte. Ltd.	Singapore	71.2		74.6
HWH International Inc.	United States of America (Nevada)	71.2		74.6
Hapi Cafe SG Pte. Ltd.	Singapore	71.2		74.6
Alset Reits Inc.	United States of America	-		100
Hapi Metaverse Inc.	United States of America (Texas)	-		99.6
Hapi Cafe Limited	Hong Kong	99.6		99.6
MOC HK Limited	Hong Kong	99.6		99.6
AHR Texas Four, LLC	United States of America	100		100
Alset F&B (PLQ) Pte. Ltd.	Singapore	-		74.6
Hapi Cafe Sdn. Bhd.	Malaysia	71.2		74.6
Shenzhen Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Dongguan Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Guangzho Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Hapi Travel Ltd.	Hong Kong	99.6		99.6
Hapi Acquisition Pte. Ltd.	Singapore	99.6		99.6
Robot Ai Trade Pte. Ltd.	Singapore	85.7		85.5
Ketomei Pte Ltd	Singapore	39.7	*	-
Hapi MarketPlace Inc.	United States of America	71.2		-
Hapi Cafe Co., Ltd.	Taiwan	99.6		-

*	Although the Company indirectly holds less than 50% of shares of these entities, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

If allocation of development costs and capitalized interest based on the projection and relative expected sales value is impracticable, those costs would be allocated based on area method.

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On September 30, 2024 and December 31, 2023, the Company adjusted $0 and $951,349 between building and land, respectively. During the three months ended September 30, 2024 and 2023, the Company adjusted depreciation expenses of $0 and $0, respectively. During the nine months ended September 30, 2024 and 2023, the Company adjusted depreciation expenses of $0 and $17,525, respectively.

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

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit were outstanding as of September 30, 2024 and December 31, 2023. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of September 30, 2024 and December 31, 2023, the total balance of this account was $107,847 and $107,767, respectively.

The Company puts money into brokerage accounts specifically for equity investment. As of September 30, 2024 and December 31, 2023, the cash balance in these brokerage accounts was $839,796 and $859,799, respectively.

Investments held in Trust Account

At September 30, 2024 and December 31, 2023, the Company had approximately $0 and $21.0 million, respectively, in investments in treasury securities held in the Trust Account. The funds in the Trust Account were subject to redemption by investors of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.)

Account Receivables and Allowance for Credit Losses

Account receivables is recorded at invoiced amounts net of an allowance for credit losses and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Account receivables considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2024 and December 31, 2023, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers. As of September 30, 2024 and December 31, 2023, the balance of account receivables was $92,621 and $77,517, respectively.

Other Receivables and Allowance for Credit Losses

Other receivables include developer reimbursements for Lakes at Black Oak project. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at September 30, 2024 and December 31, 2023.

On January 9, 2024, the Company sold 1,600,000 shares of HWH International Inc. (“HWH”) to two investors (800,000 shares to each). The consideration for each of the two purchases of stock was $8,000,000, which was paid through the issuance of promissory notes at the purchase price of $10 per share. These promissory notes carry interest of 1.5% and have maturity dates two years from the date of the notes. Each investor also entered into a Security Agreement. Security interest in the brokerage account into which each investor deposited the Shares (the “Collateral”) shall in each case serve as security for the Company’s repayment of their respective promissory notes, and repossession of such Collateral by the Company shall be the sole recourse for non-payment. On September 30, 2024, HWH’s stock price was $0.88. The Company does not expect that investors will repay the promissory notes when due, as the value of the shares is significantly lower than the original purchase price of $10 per share. The Company expects that all the shares will be returned to the Company at the notes’ maturity date and the notes will be canceled as well. Accordingly, the Company has not recognized the receivable or any gain or loss related to the transaction.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of September 30, 2024 and December 31, 2023, inventory consisted of finished goods from subsidiaries of HWH International Inc. and Hapi Metaverse Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

Investment Securities

Investment Securities at Fair Value

The Company records all equity investments with readily determinable fair values at fair value calculated by the publicly traded stock prices at the close of the reporting period. Amarantus BioScience Holdings (“AMBS”) is a publicly traded company. The Company does not have significant influence over AMBS, as the Company holds approximately 4.3% of the common shares of AMBS.

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

●	The Company has significant influence over DSS. As of September 30, 2024 and December, 2023, the Company owned approximately 44.4% and 44.4% of the common stock of DSS, respectively. Our CEO is a stockholder and the Chairman of the Board of Directors of DSS. Chan Tung Moe, our Co-Chief Executive Officer and the son of Chan Heng Fai, is also a director of DSS. William Wu, Wong Shui Yeung and Joanne Wong Hiu Pan, directors of the Company, are each also directors of DSS.

●	The Company has significant influence over NECV as the Company holds approximately 0.5% of the common shares of NECV. Additionally, our Chief Executive Officer, Chan Heng Fai, is a majority owner of the common stock of NECV (not including any common shares we hold) and one employee and one officer from the Company hold director positions on NECV’s Board of Directors.

●	The Company has significant influence over Value Exchange International as the Company holds approximately 48.7% of the common shares of VEII. Chan Heng Fai and another member of the Board of Directors of Hapi Metaverse Inc., Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung).

●	The Company has significant influence over Sharing Services Global Corporation (“SHRG”) as the Company holds approximately 29% of the common shares of SHRG and our CEO holds a director position on SHRG’s Board of Directors. Additionally, our CEO is a significant stockholder of SHRG shares.

On August 8, 2023, DSS Inc. distributed shares of Impact Biomedical Inc. (“Impact”), beneficially held by DSS, in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company and its majority owned subsidiaries received 4,568,165 shares of Impact, representing 44.2% of the issued and outstanding shares of Impact’s common stock. Each share of Impact distributed as part of the distribution is not eligible for resale until 180 days from the date Impact’s initial public offering becomes effective under the Securities Act, subject to the discretion of DSS to lift the restriction sooner. As of December 31, 2023, Impact was a start-up private company. On September 17, 2024, Impact completed its Initial Public Offering and its shares started to trade on New York Stock Exchange. Based on the management’s analysis, the fair value of Impact shares was approximately $0 at the distribution date and December 31, 2023. As of September 30, 2024 the value of Impact shares was $9,136,329.

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

On September 8, 2020, the Company acquired 1,666 shares, approximately 1.45% ownership, from Nervotec Pte Ltd (“Nervotec”), a private company, at the purchase price of $37,826. The Company applied ASC 321 and measured Nervotec at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of September 30, 2024, the value of the investment in Nervotec is $624, as the Company wrote off $37,252 of this investment.

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

On March 14, 2024, the Company entered into shares subscription agreement to subscription of shares in Ideal Food & Beverage Pte. Ltd. (“IFBPL”) with the subscription of 19,000 shares, constituting 19% of the shares of IFBPL. The subscription fee of $14,010 was paid to IFBPL on May 23, 2024.

On April 25, 2024, the Company entered into a binding term sheet (the “Term Sheet”) through its subsidiary Health Wealth Happiness Pte Ltd. (“HWHPL”) outlining a joint venture with Chen Ziping, an experienced entrepreneur in the travel industry, and Chan Heng Fai Ambrose, the Company’s Executive Chairman, as a part of the Company’s strategy of building its travel business in Asia. The planned joint venture company (referred to here as the “JVC”) will be known as HapiTravel Holding Pte. Ltd. The JVC will be initially owned as follows: (a) HWHPL will hold 19% of the shares in the JVC; (b) Mr. Chan will hold 11%; and (c) the remaining 70% of the shares in the JVC are to be held by Mr. Chen. As of September 30, 2024, HapiTravel Holding Pte. Ltd. has not opened a bank account and the Company has not paid the subscription fee.

There has been no indication of impairment or changes in observable prices via transactions of similar securities in the remaining investments and these remaining investments are still carried at cost.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company, owns 16.4% of American Medical REIT Inc. (“AMRE”) as of September 30, 2024, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our Chairman and CEO, is the executive chairman and director of AMRE. DSS, of which we own 44.4% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence on AMRE.

American Pacific Financial, Inc.

Pursuant to a securities purchase agreement dated March 12, 2021, the Company purchased 4,775,523 shares of the common stock of American Pacific Financial, Inc., formerly known as American Pacific Bancorp, Inc. (“APF”) and gained majority ownership in that entity. APF was consolidated into the Company under common control accounting. On September 8, 2021 APF sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APF fell below 50% to 41.3% (and subsequently to 36.9%) and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence over APF. During the three months ended September 30, 2024 and 2023, the investment loss was $594,716 and $4,536,668, respectively. During the nine months ended September 30, 2024 and 2023, the investment loss was $2,518,320 and $4,417,666, respectively. As of September 30, 2024 and December 31, 2023, the investment in APF was $4,908,070 and $7,426,390, respectively.

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

Sentinel Brokers Company Inc.

On May 22, 2023 the Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), entered into a Stock Purchase Agreement, pursuant to which SeD Capital purchased 39.8 shares (10.4%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”) for the aggregate purchase price of $279,719. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as our CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 44.4% and have significant influence over, owns 80.1% of Sentinel. During the three months ended September 30, 2024, the investment gain in Sentinel was $3,211. During the nine months ended September 30, 2024, the investment loss in Sentinel was $36,580. During the three and nine months ended September 30, 2023 the investment loss in Sentinel was $73,177 and $81,167, respectively. Investment in Sentinel was $88,184 and $124,763 at September 30, 2024 and December 31, 2023, respectively.

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

The Company identified Smart Reward Express Limited as a VIE and consolidated it into its financial statements.

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

The Company capitalized construction costs of approximately $(1.4) million and $(1.4) million, net of sales, for the three months ended September 30, 2024 and 2023, respectively. The Company capitalized construction costs of approximately $5.1 million and $7.4 million, net of sales, for the nine months ended September 30, 2024 and 2023, respectively.

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

The Company did not record impairment on any of its projects during the three and nine months ended on September 30, 2024 and 2023.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of September 30, 2023 and December 31, 2023, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during three and nine months ended September 30, 2024 and 2023.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

Part of the Company’s real estate business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. Builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. Builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Lakes at Black Oak project, which represented approximately 73% and 86%, of the Company’s revenue in the nine months ended on September 30, 2024 and 2023, respectively, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Company did not recognize any deferred revenue and collected all rents due.

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned product. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the three months ended September 30, 2024 and 2023 were approximately $0 and $0, respectively. Product and membership returns for the nine months ended September 30, 2024 and 2023 were approximately $0 and $1,184, respectively.

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

The cafes are operated by subsidiaries of HCI-T, namely Hapi Café SG Pte. Ltd. in Singapore and Hapi Café Korea Inc. in Seoul, South Korea. Hapi Cafes are distinctive lifestyle café outlets that strive to revolutionize the way individuals dine, work, and live, by providing a conducive environment for everyone to relish the four facets – health and wellness, fitness, productivity, and recreation all under one roof.

In 2023, the Company incorporated three new subsidiaries Shenzhen Leyouyou Catering Management Co., Ltd., Dongguan Leyouyou Catering Management Co., Ltd. and GuangZhou Leyouyou Catering Management Co., Ltd. in the People’s Republic of China. The three companies are principally engaged in the food and beverage business in Mainland China.

Additionally, through its subsidiary MOC HK Limited, the Company is focusing on operating café business in Hong Kong. This business was acquired on October 5, 2022. During the acquisition, a goodwill of $60,343 had been generated for the Company. The café was closed on September 16, 2024 and the goodwill was impaired during the nine months ended September 30, 2024.

In the second quarter of 2024, the Company ceased operations of its subsidiary Alset F&B (PLQ) Pte. Ltd. Due to the closure of this subsidiary the Company wrote off $5,820 of fixed assets, which is included in general and administrative expenses and recorded a gain on termination of lease of $246, which is included in other income on the Company’s Statement of Operations for the nine months ended September 30, 2024.

●	Remaining performance obligations

As of September 30, 2024 and December 31, 2023, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. During the three and nine months ended on September 30, 2024 and 2023, the Company recorded $0 as stock-based compensation expense.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange loss of $3,673,699 and gain of $198,817 during the three months ended on September 30, 2024 and 2023, respectively. The Company recorded foreign exchange loss of $1,634,713 and gain of $561,345 during the nine months ended on September 30, 2024 and 2023, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive gain of $4,221,505 from foreign currency translation for the three months ended September 30, 2024 and $1,852,698 loss for the three months ended September 30, 2023, in accumulated other comprehensive loss. The Company recorded other comprehensive gain of $1,805,678 from foreign currency translation for the nine months ended September 30, 2024 and $2,940,640 loss for the nine months ended September 30, 2023, in accumulated other comprehensive loss.

Earnings (loss) per Share

The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share is calculated by dividing the profit or loss attributable to common stock shareholders of the Company by the weighted-average number of common shares outstanding during the year, adjusted for treasury shares held by the Company.

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At September 30, 2024, there were 425,216 potentially dilutive warrants outstanding. At December 31, 2023 there were 425,216 potentially dilutive warrants outstanding.

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

On September 30, 2024 and December 31, 2023, the aggregate non-controlling interests in the Company were $9,197,244 and $8,601,562, respectively.

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

As of September 30, 2024 and December 31, 2023, the capitalized financing costs were $383,806 and $1,225,739, respectively.

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

In the three months ended September 30, 2024, one customer accounted for approximately 100% of the Company’s property development revenue. For the three months ended September 30, 2023, one customer accounted for approximately 100% of the Company’s property development revenue. For the nine months ended September 30, 2024, two customers accounted for approximately 57% and 43% of the Company’s property development revenue. For the nine months ended September 30, 2023, three customers accounted for approximately 36%, 36%, and 27% of the Company’s property development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the nine months ended September 30, 2024 and 2023:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Nine Months Ended on September 30, 2024
Revenue	$10,997,704	$-	$-	$1,176,260	$12,173,964
Cost of Sales	(7,882,274)	-	(3,409)	(552,466)	(8,438,149)
Gross Profit (Loss)	3,115,430	-	(3,409)	623,794	3,735,815
Operating Expenses	(1,321,120)	(421,543)	(910,354)	(7,122,562)	(9,775,579)
Operating Income (Loss)	1,794,310	(421,543)	(913,763)	(6,498,768)	(6,039,764)
Other Income (Expense)	11,784	(1,935,969)	(923,595)	1,893,028	(954,752)
Net Income (Loss) Before Income Tax	1,806,094	(2,357,512)	(1,837,358)	(4,605,740)	(6,994,516)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Nine Months Ended on September 30, 2023
Revenue	$20,227,362	$28,094	$12,786	$802,741	$21,070,983
Cost of Sales	(12,755,702)	(9,145)	(21,516)	(222,470)	(13,008,833)
Gross Profit (Loss)	7,471,660	18,949	(8,730)	580,271	8,062,150
Operating Expenses	(1,418,743)	(327,746)	(638,738)	(4,734,061)	$(7,119,288)
Operating Income (Loss)	6,052,917	(308,797)	(647,468)	(4,153,790)	942,862
Other Income (Expense)	58,635	36,855	(223,570)	(27,932,254)	$(28,060,334)
Net Income (Loss) Before Income Tax	6,111,552	(271,942)	(871,038)	(32,086,044)	(27,117,472)

September 30, 2024
Cash and Restricted Cash	$4,044,262	$407,297	$400,244	$12,775,024	$17,626,826
Total Assets	63,266,446	3,760,853	2,755,291	29,006,247	98,788,837

December 31, 2023
Cash and Restricted Cash	$3,323,210	$430,807	$568,702	$23,566,574	$27,889,293
Total Assets	62,989,233	5,845,269	2,450,876	55,028,650	$126,314,028

5. REAL ESTATE ASSETS

As of September 30, 2024 and December 31, 2023, real estate assets consisted of the following:

	September 30, 2024	December 31, 2023

Construction in Progress	$5,451,339	$6,983,974
Land Held for Development	1,489,304	3,382,792
Rental Properties, net	30,964,349	31,770,386
Total Real Estate Assets	$37,904,992	$42,137,152

Single family residential properties

As of September 30, 2024 and December 31, 2023, the Company owned 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $264,052 and $259,405 in the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $792,155 and $779,232 in the nine months ended September 30, 2024 and 2023, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SFRs as of September 30, 2024:

	Number of Homes	Aggregate Investment	Average Investment per Home
SFRs	132	$31,388,691	$237,793

6. NOTES PAYABLE

As of September 30, 2024 and December 31, 2023, notes payable consisted of the following:

	September 30, 2024	December 31, 2023
Motor Vehicle Loans	$137,922	$156,926
Loans for Operations	47,919	-
Promissory Note to EF Hutton LLC	1,238,546	-
Total notes payable	$1,424,387	$156,926

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan expired during 2022 and only L/C is outstanding as of September 30, 2024 and December 31, 2023. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 approximately $201,751 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

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

Future minimum principal payments under existing motor vehicle loans at September 30, 2024 in each calendar year through the end of their terms are as follows:

2025	31,675
2026	31,675
2027	31,675
2028	25,669
Thereafter	17,228
Total Future Payments	$137,922

Loans for Operations

The Company’s subsidiary, Ketomei Pte Ltd (“Ketomei”) has a loan from DBS Bank Limited, which was used to fund Ketomei’s current operations. Ketomei owes DBS $43,236 at September 30, 2024.

Ketomei borrowed also funds from an individual to whom Ketomei owes $4,683 at September 30, 2024.

Promissory Note to EF Hutton LLC

On December 18, 2023, the Company’s subsidiary, HWH International Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and EF Hutton LLC (“EF Hutton”), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event HWH completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full. As of September 30, 2024, the Company accrued $54,171 in interest on the promissory note and owed $1,238,546 to EF Hutton.

7. RELATED PARTY TRANSACTIONS

Purchase of Shares and Warrants from NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and warrants to purchase 1,220,390,000 shares with an exercise price of $0.0001 per share, from NECV, for an aggregate purchase price of $122,039. We value the NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the NECV warrants were $860,342 as of July 17, 2020, the purchase date, $973 as of September 30, 2024 and $430 as of December 31, 2023. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital at December 31, 2021, as it was a related party transaction.

Reorganization of Home Rental Business

On December 9, 2022, the Company entered into an agreement with Alset EHome Inc. and Alset International, two majority-owned subsidiaries of the Company, pursuant to which the Company agreed to reorganize the ownership of its home rental business. Previously, the Company and certain majority-owned subsidiaries collectively owned 132 single-family rental homes in Texas. 112 of these rental homes are owned by subsidiaries of American Home REIT Inc. (“AHR”). The Company owns 85.7% of Alset International, and Alset International indirectly owns approximately 99.9% of Alset EHome Inc.

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

SHRG Shares Dividend Received from DSS

On May 4, 2023, DSS distributed approximately 280 million shares of Sharing Services Global Corporation beneficially held by DSS and its subsidiaries in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company directly received 70,426,832 shares of SHRG, and through its majority-owned subsidiary Alset International, and certain subsidiaries of Alset International, indirectly received additional 55,197,696 shares of SHRG. The Company and its majority-owned subsidiaries now collectively own 125,624,528 shares of SHRG, representing 29% of the issued and outstanding shares of SHRG Common Stock (such number of SHRG shares held and ownership percentage do not include any shares held by affiliates of the Company which we do not hold a majority interest in). Additionally, our founder, Chairman and Chief Executive Officer, Chan Heng Fai, directly and indirectly is the owner of an additional 37,947,756 shares of SHRG and is a beneficial owner of approximately 43.5% of SHRG shares (including those shares owned by Alset Inc. and its majority-owned subsidiaries). On September 12, 2024, SHGR completed 1 for 1,400 reverse stock split. Following the reverse stock split the Company and Mr. Chan hold 89,732 and 27,106 shares, respectively.

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

Business Combination of Alset Capital Acquisition Corp. and HWH International Inc.

On January 9, 2024, two entities affiliated with Alset Inc. completed a previously announced transaction. On September 9, 2022, Alset Capital entered into an agreement and plan of merger (the “Merger Agreement”) with our indirect subsidiary HWH International Inc., a Nevada corporation and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Alset Capital (“Merger Sub”). The Company and its 85.7% owned subsidiary Alset International own Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital.

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

Convertible Notes to Value Exchange

On January 27, 2023, Hapi Metaverse and New Electric CV Corporation (together with Hapi Metaverse, the “Lenders”) entered into a Convertible Credit Agreement (the “1st VEII Credit Agreement”) with VEII. The 1st VEII Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the 1st VEII Credit Agreement at 8%. The 1st VEII Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the 1st VEII Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

On September 6, 2023, Hapi Metaverse converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the 1st VEII Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. On September 30, 2024 the fair value of the remaining $100,000 of convertible note and warrants was $29,229 and $1,655,981, respectively. On December 31, 2023 the fair value of the remaining $100,000 of convertible note and warrants was $101,150 and $2,487,854, respectively. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables).

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, Hapi Metaverse loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the 2nd VEII Credit Agreement for a period of three years. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle Hapi Metaverse to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. The fair value of this convertible note on September 30, 2024 and December 31, 2023 was $468,753 and $1,106,477, respectively. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000 (“2024 Credit Line”). Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement is due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date”). Prior to the Advance Maturity Date, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount. As of September 30, 2024, $110,000 credit was advanced, and interest income of $1,856 and $1,856 is included in interest income for the three and nine months ended September 30, 2024, respectively. The fair value of this convertible note on September 30, 2024 was $106,239. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables).

Convertible Notes to Sharing Services

On January 17, 2024, the Company received a Convertible Promissory Note (the “1st SHRG Convertible Note”) from Sharing Services Global Corp., an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the 1st SHRG Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The 1st SHRG Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the 1st SHRG Convertible Note, or July 17, 2024. The terms of the note and maturity date were subsequently extended. The fair value of this 1st SHRG Convertible Note on September 30, 2024 was $267,654. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables).

On March 20, 2024, HWH International Inc., a subsidiary of the Company, entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note (the “2nd SHRG Convertible Note) in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the 2nd SHRG Convertible Note nor exercised any of the warrants. On September 30, 2024 the fair value of the 2nd SHRG Convertible Note and warrants was $212,557 and $3,891, respectively. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables).

On May 9, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “3rd SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The 3rd SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 3rd SHRG Convertible Note. Additionally, upon signing the 3rd SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 3rd SHRG Convertible Note. On September 30, 2024 the fair value of the 3rd SHRG Convertible Note was $224,894. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables.)

On June 6, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “4th SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 4th SHRG Convertible Note. Additionally, upon signing the 4th SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 4th SHRG Convertible Note. On September 30, 2024, the fair value of the 4th SHRG Convertible Note was $214,893. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables.)

On August 13, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “5th SHRG Convertible Note”) in the amount of $100,000, convertible into 35,714 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. The 5th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 5th SHRG Convertible Note. Additionally, upon signing the 5th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 5th SHRG Convertible Note. On September 30, 2024, the fair value of the 5th SHRG Convertible Note was $87,245. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables.)

Advance to Related Party

On February 20, 2024, the Company sent $550,000 to Sentinel Brokers Company Inc. (“Sentinel”). The initial purpose of the transfer was to invest in shares of this company. The transaction did not close as planned and the funds were returned. The Company has significant influence over Sentinel as it holds 10.4% of outstanding shares of Sentinel and its CEO holds a director position on Sentinel’s Board of Directors.

Apartment Rental for the CEO

The Company is renting an apartment in Singapore for its CEO and Chairman, Chan Heng Fai, as part of the compensation for his services. The Company paid $20,908 deposit for the apartment and had expenses of $31,540 and $29,831 in the three months ended September 30, 2024 and 2023, respectively. The Company had expenses of $91,203 and $89,494 in the nine months ended September 30, 2024 and 2023, respectively.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of September 30, 2024 and December 31, 2023, the outstanding balance was $12,875 and $12,716, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of September 30, 2024 and December 31, 2023, the outstanding balance was $4,209 and $4,153, respectively.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, Chief Development Officer of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services. In addition, MacKenzie Equity Partners has been paid certain bonuses, including (i) a sum of $50,000 in June, 2022; (ii) a sum of $50,000 in August 2023; (iii) a sum of $50,000 in December 2023; and (iv) a sum of $60,000 in June, 2024.

The Company incurred expenses of $75,000 and $285,000 in the three and nine months ended September 30, 2024, respectively, and $75,000 and $275,000 in the three and nine months ended September 30, 2023, respectively, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On September 30, 2024 and December 31, 2023, the Company owed this related party $27,535 and $27,535, respectively. These amounts are included in Accounts Payable in the accompanying condensed consolidated balance sheets.

CA Global Consulting Inc., an entity owned by Anthony Chan, the former Chief Operating Officer of the Company, had a consulting agreement with the Company dated April 8, 2021, as amended on May 6, 2022. As of June 13, 2024, the Company terminated the consulting agreement with CA Global Consulting Inc., and the Company ceased paying consulting fees in the amount of $15,000 per month. The Company incurred expenses of $0 and $45,000 in the three months ended September 30, 2024 and 2023, respectively, and $77,500 and $90,000 in the nine months ended September 30, 2024 and 2023, respectively.

Notes Receivable from Related Party

On December 31, 2023, the total convertible note receivable from Ketomei, prior to impairment charges, was $368,299. Considering ASC 326 and after reviewing the performance of Ketomei, the Company decided to record 100% impairment for the convertible note receivable and equity method investment in 2023.

On August 31, 2023, Hapi Café Inc. and Ketomei Pte. Ltd. entered into a binding term sheet pursuant to which HCI agreed to lend Ketomei up to $36,634 pursuant to a convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. This loan was written off upon the acquisition of Ketomei in February 2024.

On October 26, 2023, the same parties entered into another binding term sheet pursuant to which HCI agreed to lend Ketomei up to $37,876 pursuant to a non- convertible loan, with a term of 12 months. After the initial 12 months, the interest on such loan will be 3.5%. This loan was written off upon the acquisition of Ketomei in February 2024.

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

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into a loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matured on January 12, 2023, with automatic three-month extensions. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of September 30, 2024 and December 31, 2023 LVAML owes the Company $463,992 and $534,671, respectively.

On September 28, 2023 Alset International Limited (“Alset International”) entered into loan agreement with Value Exchange International Inc., pursuant to which Alset International agreed to lend $500,000 to VEII. The loan carries simple annual interest rate of 8%. As of September 30, 2024 and December 31, 2023 the Company accrued $30,000 and $10,000 interest, respectively, and VEII owed $549,671 and $510,000, respectively, to Alset International.

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

On September 16, 2024, the Company temporarily ceased the café business of MOC after the café’s lease expired and MOC declined to enter into a new lease with the landlord. The Company is searching for a better location to restart the business in the future. As a result, the goodwill of $60,343 was fully impaired on September 30, 2024.

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

As a result of the acquisition of HCTW, goodwill of $353,616 generated in a business combination represents the purchase price of $3,300 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment. The Company impaired the goodwill $353,616 as a loss during the nine months ended September 30, 2024 due to the poor financial situation of HCTW.

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

The following table summarizes changes in the carrying amount of goodwill for the nine months ended September 30, 2024 and the year ended December 31, 2023.

	September 30, 2024	December 31, 2023

Balance at beginning of the period	$60,273	$60,343
Add: acquisition of HCTW	353,616	-
Less: impairment loss of goodwill of HCTW	(353,616)	-
Less: impairment loss of goodwill of MOC	(60,557)	-
Foreign currency exchange adjustment	284	(70)
Balance as of end of the period	$-	$60,273

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

On September 30, 2024, there were 9,235,119 common shares issued and outstanding.

The following table summarizes the warrant activity for the nine months ended September 30, 2024.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2023	603,051	$80.46	2.37	$-
Warrants Vested and exercisable at December 31, 2023	603,051	$80.46	2.37	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of September 30, 2024	603,051	$80.46	1.62	$-
Warrants Vested and exercisable at September 30, 2024	603,051	$80.46	1.62	$-

Class A Common Stock of HWH International Inc. Subject to Possible Redemption

The Company accounts for its, and its subsidiaries’ common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023, the Class A common stock of HWH International Inc. subject to possible redemption in the amount of $20,457,011, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. On September 30, 2024, following redemptions and closing of Business Combination, the temporary equity is $0.

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

10. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one or two years. Future minimum rental revenue under existing leases on our properties at September 30, 2024 in each calendar year through the end of their terms are as follows:

2024	$603,896
2025	1,056,824
Total Future Receipts	$1,660,720

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended September 30, 2024 and 2023, property management fees incurred by the property managers were $35,370 and $35,370, respectively. For the nine months ended September 30, 2024 and 2023, property management fees incurred by the property managers were $106,110 and $101,970, respectively. For the three months ended September 30, 2024 and 2023, leasing fees incurred by the property managers were $30,725 and $29,360, respectively. For the nine months ended September 30, 2024 and 2023, leasing fees incurred by the property managers were $64,990 and $96,115, respectively.

11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2024	$(54,921)	$(119,566)	$3,784,206	$3,609,719

Other Comprehensive Loss	-	(992,871)	(13,888)	(1,006,759)

Balance at March 31, 2024	$(54,921)	$(1,112,437)	$3,770,318	$2,602,960

Other Comprehensive (Loss) Income	-	(1,071,537)	17,050	(1,054,487)

Balance at June 30, 2024	$(54,921)	$(2,183,974)	$3,787,368	$1,548,473

Other Comprehensive Income (Loss)	-	3,607,903	(551,625)	3,056,278

Balance at September 30, 2024	$(54,921)	$1,423,929	$3,235,743	$4,604,751

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2023	$(54,921)	$121,272	$3,769,712	$3,836,063

Other Comprehensive Income	-	936,265	-	936,265

Balance at March 31, 2023	$(54,921)	$1,057,537	$3,769,712	$4,772,328

Other Comprehensive Loss	-	(1,849,049)	-	(1,849,049)

Balance at June 30, 2023	$(54,921)	$(791,512)	$3,769,712	$2,923,279

Other Comprehensive (Loss) Income	-	(1,583,130)	11,386	(1,571,744)

Balance at September 30, 2023	$(54,921)	$(2,374,642)	$3,781,098	$1,351,535

12. ASSETS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
September 30, 2024
Assets
Investment Securities- Fair Value Option	$13,124,908	$966,175	$-	$14,091,083
Investment Securities- Trading	4,676,413	1,864,017	-	6,540,430
Warrants – NECV	-	-	973	973
Warrants - VEII	-	1,655,829	-	1,655,829
Warrants - SHRG	-	3,891	-	3,891
Convertible Loan Receivable - VEII	-	604,221	-	604,221
Convertible Loan Receivable - SHRG	-	1,007,243	-	1,007,243

Total Assets at Fair Value	$17,801,321	$6,101,376	$973	$23,903,670

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2023
Assets
Investment Securities- Fair Value Option	$7,537,472	$2,100,720	$-	$9,638,192
Investment Securities- Trading	35,036	1,779,601	-	1,814,637
Convertible Note Receivable	-	-	77,307	77,307
Warrants - NECV	-	-	430	430
Warrants- VEII	-	2,487,854	-	2,487,854
Convertible Loan Receivable - VEII	-	1,207,627	-	1,207,627

Total Assets at Fair Value	$7,572,508	$7,575,802	$77,737	$15,226,047

Realized loss on investment securities for the three months ended September 30, 2024 was $334,531 and realized loss on investment securities for the three months ended September 30, 2023 was $602,624. Realized loss on investment securities for the nine months ended September 30, 2024 was $679,204 and realized loss on investment securities for the nine months ended September 30, 2023 was $11,291,166. Unrealized gain on securities investment was $7,034,492 and unrealized loss was $10,742,675 in the three months ended September 30, 2024 and 2023, respectively. Unrealized gain on securities investment was $3,445,386 and $6,910,205 in the nine months ended September 30, 2024 and 2023, respectively. These gains and losses were recorded directly to net loss.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from the local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at September 30, 2024 and December 31, 2023, respectively.

	Share price			Market Value
	9/30/2024	Shares		9/30/2024	Valuation

DSS (Related Party)	$1.270	3,140,613		$3,988,579	Investment in Securities at Fair Value – Related Party

Impact BioMedical (Related Party)	$2.000	4,568,165		$9,136,329	Investment in Securities at Fair Value – Related Party

Trading Stocks				$4,676,413	Investment in Securities at Fair Value

	Total Level 1 Equity Securities			$17,801,321

AMBS	$0.000	20,000,000		$2,000	Investment in Securities at Fair Value

Holista	$0.017	1,000		$17	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.045	21,179,275		$955,185	Investment in Securities at Fair Value – Related Party

New Electric CV (Related Party)	$0.000	354,039,000		$-	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$0.100	89,732	*	$8,973	Investment in Securities at Fair Value – Related Party

Trading Stocks				$1,864,017	Investment in Securities at Fair Value

	Total Level 2 Equity Securities			$2,830,192

Nervotec	N/A	1,666		$624	Investment in Securities at Cost
UBeauty	N/A	3,600		$16,714	Investment in Securities at Cost
Ideal Food and Beverages	N/A	19,000		$14,829	Investment in Securities at Cost
HapiTravel Holding	N/A	19,000		$148	Investment in Securities at Cost
	Total Equity Securities			$20,663,828

	Share price		Market Value
	12/31/2023	Shares	12/31/2023	Valuation

DSS (Related Party)	$0.120	62,812,264	$7,537,472	Investment in Securities at Fair Value – Related Party

Trading Stocks			$35,036	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$7,572,508

AMBS	$0.001	20,000,000	$10,000	Investment in Securities at Fair Value

Holista	$0.007	36,159,845	$246,556	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.067	21,179,275	$1,429,602	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$0.003	125,624,528	$414,562	Investment in Securities at Fair Value – Related Party

New Electric CV (Related Party)	$0.000	354,039,000	$-	Investment in Securities at Fair Value – Related Party

Trading Stocks			$1,779,601	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$3,880,321

Nervotec	N/A	1,666	$37,876	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,636	Investment in Securities at Cost
	Total Equity Securities		$11,507,341

*	Ratio of 1-for-1,400 (the “Reverse Split”) was effective on September 13, 2024.

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2024 and 2023:

Total
Balance at January 1, 2024	$77,737
Impairment	(77,307)
Total Gains	543
Balance at March 31, 2024	$973
Total Gains	-
Balance at June 30, 2024	$973
Total Gains	-
Balance at September 30, 2024	$973

Total
Balance at January 1, 2023	$416,164
Total Gains	62,348
Balance at March 31, 2023	$478,512
Total Losses	(342,798)
Balance at June 30, 2023	$135,714
Total Losses	(46,685)
Balance at September 30, 2023	$89,029

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

NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of NECV for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2022. The Company did not exercise any warrants during nine months ended September 30, 2024 and the year ended December 31, 2023. We value NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV was $973 as of September 30, 2024 and $430 as of December 31, 2023.

The fair value of the NECV warrants under level 3 category as of September 30, 2024 and December 31, 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2024	December 31, 2023

Stock Price	$0.0001	$0.0001
Exercise price	$0.001	$0.001
Risk free interest rate	4.62%	4.62%
Annualized volatility	869.4%	869.4%
Dividend Yield	$0.00	$0.00
Year to maturity	5.81	6.56

VEII

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 7 - Related Party Transactions, Note Receivable from a Related Party Company. As of September 30, 2024 and December 31, 2023, the fair value of the warrants was $1,655,981 and $2,487,854, respectively. The Company did not exercise any warrants during the nine months September 30, 2024 and the year ended December 31, 2023.

The fair value of the VEII warrants under level 2 category as of September 30, 2024, and December 31, 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2024	December 31, 2023

Stock price	$0.0451	$0.0677
Exercise price	$0.1770	$0.1770
Risk free interest rate	8.00%	8.50%
Annualized volatility	384.22%	275.85%
Dividend Yield	$0.00	$0.00
Year to maturity	3.93	4.68

SHRG

On March 20, 2024, HWH International Inc., entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of September 30, 2024, the fair value of the warrants was $3,891.

The fair value of the SHRG warrants under level 2 category as of September 30, 2024, was calculated using binomial option pricing model valued with the following weighted average assumptions:

September 30, 2024

Stock price	$0.0100
Exercise price	$1.68
Risk free interest rate	3.56%
Annualized volatility	167.12%
Dividend Yield	$0.00
Year to maturity	4.46

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

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of September 30, 2024 and December 31, 2023, the accrued balance due to NVR was $189,475.

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

Leases

The Company leases offices in Maryland, Singapore, Hong Kong, South Korea and China through leased spaces aggregating approximately 30,000 square feet, under leases expiring on various dates from October 2024 to April 2029. The leases have rental rates ranging from $283 to $23,020 per month. Our total rent expense under these office leases was $292,620 and $274,980 in the three months ended September 30, 2024 and 2023, respectively. Our total rent expense under these office leases was $899,294 and $800,762 in the nine months ended September 30, 2024 and 2023, respectively. Total cash paid for operating leases was $933,864 and $846,983 for the nine months ended September 30, 2024 and 2023, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of September 30, 2024
Singapore - AI	June 2023 to May 2026
Singapore – F&B	October 2024 to September 2027
Singapore – Four Seasons Park	July 2022 to September 2024
Singapore – Hapi Cafe	July 2024 to June 2026
Hong Kong - Office	October 2022 to October 2024
Hong Kong - Warehouse	November 2022 to October 2024
Hong Kong - Shop	October 2022 to September 2024
Hong Kong – Hapi Travel	September 2023 to August 2025
South Korea – Hapi Cafe	August 2022 to August 2025
South Korea – HWH World	August 2022 to July 2025
South Korea - Cafe	April 2024 to February 2027
Bethesda, Maryland	April 2024 to March 2027
China - Cafe	December 2023 - November 2024
China - Office	March 2023 – March 2027
China - Shop	June 2024 to April 2029
Taiwan - Cafe	May 2024 to October 2027

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 0.35% to 7.2% in 2024 and 2023, which were used as the discount rates. The Company’s weighted-average remaining lease term relating to its operating leases are 2.32 years, with a weighted-average discount rate of the 3.76%. The balances of operating lease right-of-use assets and operating lease liabilities as of September 30, 2024 were $1,832,925 and $1,903,121 respectively. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2023 were $1,467,372 and $1,499,263, respectively.

The table below summarizes future payments due under these leases as of September 30, 2024.

For the Twelve Months Ending September 30:

2025	$971,359
2026	584,477
2027	313,991
2028	40,951
2029	18,372
Total Minimum Lease Payments	$1,929,150
Less: Effect of Discounting	(26,029)
Present Value of Future Minimum Lease Payments	1,903,121
Less: Current Obligations under Leases	(941,356)
Long-term Lease Obligations	$961,765

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of September 30, 2024 and December 31, 2023, the security deposits held in the trust account were $316,510 and $309,688, respectively.

14. DIRECTORS AND EMPLOYEES’ BENEFITS

Alset International Stock Option plans

On November 20, 2013, Alset International approved a Stock Option Plan (the “2013 Plan”). Employees, executive directors, and non-executive directors (including the independent directors) are eligible to participate in the 2013 Plan.

The following tables summarize stock option activity under the 2013 Plan for the year ended December 31, 2023 and nine months ended September 30, 2024:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	1,061,333	$0.09	1.00	$-
Vested and exercisable at January 1, 2023	1,061,333	$0.09	1.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	(1,061,333)	0.09
Outstanding as of December 31, 2023	-	$-	0.00	$-
Vested and exercisable at December 31, 2023	-	$-	0.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of September 30, 2024	-	$-	-	$-
Vested and exercisable at September 30, 2024	-	$-	-	$-

15. SUBSEQUENT EVENTS

Closing of Lot Sale

On October 10, 2024, 150 CCM Black Oak Ltd. (the “Seller”), a wholly owned subsidiary of LiquidValue Development Inc., closed the sale of 72 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak” to Century Land Holdings of Texas, LLC. The lots were sold at a fixed per-lot price, and the Seller also received a community enhancement fee for each lot sold. The aggregate purchase price and community enhancement fees, minus certain expenses, equaled a combined total of approximately $3.9 million.

Promissory Note Extension

On January 17, 2024, the Company received a Convertible Promissory Note (the “Original Convertible Note”) from Sharing Services Global Corp. (“SHRG”), an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. Under the terms of the Original Convertible Note, the Company could, at its discretion, convert a portion or all of the outstanding balance due under the Original Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The Original Convertible Note bore a 10% interest rate and had a scheduled maturity six (6) months from the date of the note, or July 17, 2024. The maturity date was subsequently extended, following the agreement of both parties. On November 12, 2024, the Company entered into terms with SHRG to waive all interest previously accrued under the Original Convertible Note, and supersede the conditions thereof. The principal $250,000 loan was carried forward under a new Convertible Promissory Note (the “New Convertible Note”), and under the terms of the New Convertible Note, the Company may, at its discretion, convert a portion or all of the original principal into shares of SHRG’s common stock at a fixed rate of $0.10 per share. The New Convertible Note bears an 8% interest rate and has a scheduled maturity of the second (2nd) anniversary of the date thereof, or November 12, 2026.

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

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea and the People’s Republic of China. We manage a significant portion of our three principal businesses through our 85.7% owned subsidiary, Alset International, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas in our real estate segment. In our digital transformation technology segment, we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes the sale of consumer products. Alset Inc. and Alset International Limited collectively own 88.1% of HWH International Inc. (described in further detail below). We also have certain wholly owned subsidiaries that collectively own 132 single family residential rental properties in Montgomery and Harris Counties, Texas.

We also have minority ownership interests, including a 36.9% equity interest in American Pacific Financial, Inc., formerly known as American Pacific Bancorp Inc. (“APF”), a 44.4% equity interest in DSS Inc. (“DSS”), an indirect 48.7% equity interest in Value Exchange International Inc. (“VEII”), a 0.5% equity interest in New Electric CV Corporation (“NECV”, formerly known as “American Wealth Mining Inc.”) and a 29% equity interest in Sharing Services Global Corporation (“SHRG”). APF is a financial network holding company. DSS is a multinational company operating businesses within nine divisions: product packaging, biotechnology, direct marketing, commercial lending, securities and investment management, alternative trading, digital transformation, secure living, and alternative energy. DSS is listed on the NYSE American (NYSE: DSS). VEII is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). NECV is a publicly traded consumer products company (OTCPK: HIPH). SHRG markets and distributes health and wellness products, as well as member-based travel services, using a direct selling business model. SHRG is traded on the OTCQB (OTCQB: SHRG).

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

Recent Developments

Consummation of the Merger of Alset Capital Acquisition Corp. and HWH International Inc.

On January 9, 2024, two entities affiliated with Alset Inc. completed a previously announced transaction. On September 9, 2022, Alset Capital Acquisition Corp., a Delaware corporation (“Alset Capital”) entered into an agreement and plan of merger (the “Merger Agreement”) with our indirect subsidiary HWH International Inc., a Nevada corporation (“HWH Nevada”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Alset Capital (“Merger Sub”). The Company and its 85.7% owned subsidiary Alset International own Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital.

Pursuant to the Merger Agreement, on January 9, 2024, a Business Combination between Alset Capital and HWH Nevada was effected through the merger of Merger Sub with and into HWH Nevada, with HWH Nevada surviving the merger as a wholly owned subsidiary of Alset Capital (the “Merger”), and Alset Capital changing its name to HWH International Inc. (“New HWH”).

The total consideration paid at the closing of the Merger by New HWH to the shareholders of HWH Nevada was 12,500,000 shares of New HWH common stock. Alset International owned the majority of the outstanding shares of HWH Nevada at the time of the business combination, and received 10,900,000 shares of New HWH as consideration for its shares of HWH Nevada.

Following these transactions, HWH International Inc. is now a purpose-driven lifestyle company encompassing differentiated offerings from four core pillars: Hapi Marketplace, Hapi Cafe, Hapi Travel and Hapi Wealth Builder. HWH International Inc. seeks to develops new pathways to help people in their pursuit of Health, Wealth and Happiness. HWH International Inc. is listed on the Nasdaq under the symbol HWH.

Stock Purchase Agreement and Debt Conversion Agreements

On September 24, 2024, HWH entered into two (2) debt conversion agreements with creditors (each an “Agreement,” or collectively, the “Agreements”): (i) Alset International Limited (which is HWH’s majority stockholder); and (ii) Alset Inc. (which in turn is Alset International Limited’s majority stockholder). Each Agreement converts debt owed by HWH to the respective creditor into shares of HWH’s common stock.

Under the terms of their respective Agreements, Alset Inc. converted $300,000 of HWH’s debt into 476,190 shares of HWH’s common stock, and Alset International Limited converted $3,501,759 of HWH’s debt into 5,558,347 shares of HWH’s common stock. Under the Agreements, the debt conversions resulted in the issuance of newly issued shares of HWH’s common stock. The price at which the debt conversion was fixed was set at $0.63 per share of HWH common stock. Cumulatively, the newly issued shares contemplated by the Agreements represented 6,034,537 new shares of HWH’s common stock.

On September 26, 2024, Alset Inc. entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the Company’s majority owned subsidiary, Alset International Limited. Pursuant to the Stock Purchase Agreement, the Company will purchase 6,500,000 shares (the “Shares”) of HWH International Inc. (the Nasdaq-listed company). As consideration for the Shares, the Company will issue a secured promissory note to Alset International Limited in the original principal amount of $4,095,000 (the “Promissory Note”). The Promissory Note bears an interest rate of 5% per annum and a maturity date of September 26, 2026, and will be secured by collateral specified in a security agreement (the “Security Agreement”), between the Company and Alset International Limited.

Our Chairman, Chief Executive Officer and majority stockholder, Chan Heng Fai, is also the Chairman and Chief Executive Officer of Alset International Limited and the Chairman of HWH. In addition, certain other members of our board are also officers and/or directors of Alset International Limited and HWH.

The closing of the transactions described above is contingent upon the approval of the stockholders of Alset International Limited and the satisfaction of other closing conditions.

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

Sale of Certain Lots

Agreement to Sell 142 Lots and 63 Lots

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” The selling price of these lots is anticipated to equal approximately $7.4 million. On July 1, 2024, the Seller closed the sale of 70 of the lots contemplated by the Agreement, generating approximately $3.8 million. Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots is anticipated to equal approximately $3.3 million. The closing of the transactions described above depends on the satisfaction of certain conditions. The sale of the first 70 lots closed on July 1, 2024 generating approximately $3.8 million. The sale of the additional 72 lots closed on October 10, 2024 generating approximately $3.9 million.

Issuance of Convertible Loans to Value Exchange International, Inc.

On January 27, 2023, Hapi Metaverse and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “1st VEII Credit Agreement”) with VEII. The 1st VEII Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the 1st VEII Credit Agreement at 8%. The 1st VEII Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the 1st VEII Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

On September 6, 2023, Hapi Metaverse converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the 1st VEII Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, Hapi Metaverse loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the 2nd VEII Credit Agreement for a period of three years. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle Hapi Metaverse to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, Hapi Metaverse has not converted the Loan Amount.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000 (“2024 Credit Line”). Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement is due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date”). Prior to the Advance Maturity Date, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount.

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

SHRG Shares Dividend Received from DSS

On May 4, 2023, DSS distributed approximately 280 million shares of SHRG beneficially held by DSS and its subsidiaries in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company directly received 70,426,832 shares of SHRG, and through its majority-owned subsidiary Alset International, and certain subsidiaries of Alset International, indirectly received additional 55,197,696 shares of SHRG. The Company and its majority-owned subsidiaries now collectively own 89,732 shares of SHRG following a 1-for-1,400 reverse split of SHRG Common Stock on September 12, 2024, representing 29% of the issued and outstanding shares of SHRG Common Stock (such number of SHRG shares held and ownership percentage do not include any shares held by affiliates of the Company which we do not hold a majority interest in). Our CEO, Chan Heng Fai, directly and indirectly is the owner of an additional 27,106 shares of SHRG and is a beneficial owner of approximately 43.5% of the issued and outstanding SHRG shares (including those shares owned by Alset Inc. and its majority-owned subsidiaries).

Issuance of Convertible Loans to Sharing Services Global Corp.

On January 17, 2024, the Company received a Convertible Promissory Note (the “1st SHRG Convertible Note”) from Sharing Services Global Corp., an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the 1st SHRG Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The 1st SHRG Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the 1st SHRG Convertible Note, or July 17, 2024. The terms of the note and maturity date were subsequently extended.

On March 20, 2024, the Company’s subsidiary HWH International Inc. entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note (the “2nd SHRG Convertible Note) in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the 2nd SHRG Convertible Note nor exercised any of the warrants.

On May 9, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “3rd SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The 3rd SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 3rd SHRG Convertible Note. Additionally, upon signing the 3rd SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 3rd SHRG Convertible Note.

On June 6, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “4th SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 4th SHRG Convertible Note. Additionally, upon signing the 4th SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 4th SHRG Convertible Note.

On August 13, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “5th SHRG Convertible Note”) in the amount of $100,000, convertible into 35,714 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. The 5th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 5th SHRG Convertible Note. Additionally, upon signing the 5th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 5th SHRG Convertible Note.

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

Under the terms of the Term Sheet, the consideration for the acquisition of NEAPI will be $103,750,000, to be paid in the form of a convertible promissory note (the “Note”) to be issued to the Seller. The Note shall have a term of five years and shall pay interest at a rate of 3% per annum. Either the Company or the Seller may convert all or any portion of the outstanding debt contemplated by the Note into shares of the Company’s common stock during the term of the Note. The conversion price for the Note has been set at $12.00 per share (based on a calculation of the approximate adjusted NAV of the Company per share as at September 30, 2023) which is equivalent to approximately 16 times the last market trading price of AEI of $0.75 as of December 12, 2023. The closing of this acquisition will be subject to certain standard closing conditions, including stockholder approval and no objection from Nasdaq.

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

● Our ability to control our operating expenses as we expand each of our businesses and product and service offerings; and

● The effects of public health issues such as a major epidemic or pandemic, including the impact of COVID-19 on the economy and our business.

Results of Operations

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

	Three- Months Ended		Nine-months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$4,960,711	$990,199	$12,173,964	$21,070,983
Operating Expenses	$(5,924,492)	$(3,067,103)	$(18,213,728)	$(20,128,121)
Other Income (Expenses)	$2,433,020	$(14,903,980)	$(954,752)	$(28,060,334)
Income Tax Expense	$-	$(45,124)	$-	$(45,124)
Net Loss	$1,469,239	$(17,026,008)	$(6,994,516)	$(27,162,596)

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three-months Ended		Change
	September 30, 2024	September 30, 2023	Dollars	Percentage
Real Estate	$4,539,699	$711,634	$3,828,065	538%
Digital Transformation Technology	-	20	(20)	-100%
Other	421,012	278,545	142,467	51%
Total Revenue	$4,960,711	$990,199	$3,970,512	401%

	Nine-months Ended		Change
	September 30, 2024	September 30, 2023	Dollars	Percentage
Real Estate	$10,997,704	$20,227,362	$(9,229,658)	-46%
Biohealth	-	12,786	(12,786)	-100%
Digital Transformation Technology	-	28,094	(28,094)	-100%
Other	1,176,260	802,741	373,519	47%
Total Revenue	$12,173,964	$21,070,983	$(8,897,019)	-42%

Revenue was $4,960,711 and $990,199 for the three months ended September 30, 2024 and 2023, respectively. Revenue was $12,173,964 and $21,070,983 for the nine months ended September 30, 2024 and 2023, respectively. The decrease in property sales from the Lakes at Black Oak Project in the first nine months of 2024 contributed to lower revenue in this period.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts were contingent on certain conditions which the parties to such contracts had to meet and were expected to generate approximately $23 million of funds from operations, not including certain expenses that the Company was required to pay. The sale of 335 lots closed in the first six months of 2023 generating approximately $18.1 million revenue. The sale of remaining lots closed on January 4, 2024 generating approximately $5.0 million revenue.

On November 13, 2023, the Company entered into two contracts with builders to sell multiple lots from its Lakes at Black Oak and Alset Villa projects. The closing of these transactions depends on the satisfaction of certain conditions. The sale of the first 70 lots closed on July 1, 2024 generating approximately $3.8 million. The sale of the remaining 72 lots closed on October 10, 2024 generating approximately $3.9 million.

The Company plans to continue its near-term focus on lot sales to regional and national builders. Funds from such lot sales will substantially improve the Company’s liquidity, strengthen its financial position and meet is working capital requirements.

Revenue from rental business was $724,699 and $705,334 in the three months ended September 30, 2024 and 2023, respectively. Revenue from rental business was $2,150,204 and $2,030,112 in the nine months ended September 30, 2024 and 2023, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

In May 2023, the Company entered into lease agreement for one of its model houses located in Montgomery County, Texas. The revenue from the lease was $6,300 and $18,900 in the three and nine months ended September 30, 2024, respectively. The revenue from the lease was $6,300 and $10,500 in the three and nine months ended September 30, 2023.

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $6,602 and $19,807 in the three and nine months ended September 30, 2024, respectively.

The Company operates its biohealth segment in the South Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc (“HWH World”). HWH World operates based on a direct sale model of health supplements. HWH World recognized $0 and $0 in revenue in the three months ended September 30, 2024 and 2023, respectively. HWH World recognized $0 and $12,786 in revenue in the nine months ended September 30, 2024 and 2023, respectively.

The revenue from our Digital Transformation Technology segment, in the amount of $0 and $28,094, for the nine months ended September 30, 2024 and 2023, respectively, was for the services rendered to customers. The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the Company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. This service was terminated on June 30, 2023.

The category described as “Other” includes corporate and financial services, food and beverage business, digital transformation technology, and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended September 30, 2024 and 2023, the revenue from other businesses was $421,012 and $278,545, respectively. In the nine months ended September 30, 2024 and 2023, the revenue from other businesses was $1,176,260 and $802,741, respectively, generated by Korean, Singaporean and Chinese café shops and restaurants.

Cost of Revenues and Operating Expenses

The following tables sets forth period-over-period changes in cost of revenues for each of our reporting segments:

	Three-months Ended		Change
	September 30, 2024	September 30, 2023	Dollars	Percentage
Real Estate	$2,700,952	$587,232	$2,113,720	360%
Biohealth	22	(88,141)	88,163	-100%
Digital Transformation Technology	-	6	(6)	-100%
Other	248,850	81,962	166,888	204%
Total Cost of Revenues	$2,949,824	$581,059	$2,368,765	408%

	Nine-months Ended		Change
	September 30, 2024	September 30, 2023	Dollars	Percentage
Real Estate	$7,882,274	$12,755,702	$(4,873,428)	-38%
Biohealth	3,409	21,516	(18,107)	-84%
Digital Transformation Technology	-	9,145	(9,145)	-100%
Other	552,466	222,470	329,996	148%
Total Cost of Revenues	$8,438,149	$13,008,833	$(4,570,684)	-35%

Cost of revenues increased from $581,059 in the three months ended September 30, 2023 to $2,949,824 in the three months ended September 30, 2024. Cost of revenues decreased from $13,008,833 in the nine months ended September 30, 2023 to $8,438,149 in the nine months ended September 30, 2024. The decrease is a result of the decrease in sales in the Lakes at Black Oak project. Capitalized construction expenses, finance costs and land costs are allocated to sales. We anticipate the total cost of revenues to increase as revenue increases.

The gross margin increased from $409,140 to $2,010,887 in the three months ended September 30, 2023 and 2024, respectively. The gross margin decreased from $8,062,150 to $3,735,815 in the nine months ended September 30, 2023 and 2024, respectively. The decrease of gross margin was caused by the decrease in sales in the Lakes at Black Oak Project.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three-months Ended		Change
	September 30, 2024	September 30, 2023	Dollars	Percentage
Real Estate	$381,254	$426,542	$(45,288)	-11%
Biohealth	(204,709)	160,821	(365,530)	-227%
Digital Transformation Technology	130,908	125,316	5,592	4%
Other	2,667,214	1,773,365	893,849	50%
Total Operating Expenses	$2,974,667	$2,486,044	$488,623	20%

	Nine-months Ended		Change
	September 30, 2024	September 30, 2023	Dollars	Percentage
Real Estate	$1,321,120	$1,418,743	$(97,623)	-7%
Biohealth	910,354	638,738	271,616	43%
Digital Transformation Technology	421,543	327,746	93,797	29%
Other	7,122,562	4,734,061	2,388,501	50%
Total Operating Expenses	$9,775,579	$7,119,288	$2,656,291	37%

The increase of operating expenses in the first nine months of 2024 compared to the same period of 2023 was mostly caused by recording impairment of goodwill and investment.

Other Income (Expense)

In the three months ended September 30, 2024, the Company had other income of $2,433,020 compared to other expenses of $14,903,980 in the three months ended September 30, 2023. In the nine months ended September 30, 2024, the Company had other expenses of $6,994,516 compared to other expenses of $28,060,334 in the nine months ended September 30, 2023. The loss on sale of securities and loss on consolidation of subsidiary are the primary reason for the volatility in these two periods. Realized loss on security investment was $679,204 in the nine months ended September 30, 2024, compared to $11,291,166 loss in the nine months ended September 30, 2023. Loss on consolidation of subsidiary was $0 in the nine months ended September 30, 2024, compared to a loss of $21,657,036 in the nine months ended September 30, 2023.

Net Loss

In the three months ended September 30, 2024 the Company had net income of $1,469,239 compared to net loss of $17,026,008 in the three months ended September 30, 2023. In the nine months ended September 30, 2024, the Company had net loss of $6,994,516 compared to net loss of $27,162,596 in the nine months ended September 30, 2023.

Liquidity and Capital Resources

Our real estate assets have decreased to $37,904,992 as of September 30, 2024 from $42,137,152 as of December 31, 2023. This decrease primarily reflects the sale of properties in the Lakes at Black Oak project.

Our cash has decreased from $26,921,727 as of December 31, 2023 to $16,679,183 as of September 30, 2024. Our liabilities decreased from $9,066,700 at December 31, 2023 to $5,390,173 at September 30, 2024. Our total assets have decreased to $98,788,837 as of September 30, 2024 from $126,314,028 as of December 31, 2023 mainly due to decrease in cash held in Trust Account after shareholders of HWH International Inc. redeemed their shares.

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

Summary of Cash Flows for the Nine Months Ended September 30, 2024 and 2023

	Nine-months Ended
	2024	2023
Net cash (used in) provided by operating activities	$(8,751,416)	$8,255,675
Net cash provided by (used in) investing activities	$18,707,934	$(748,188)
Net cash (used in) provided by financing activities	$(21,370,610)	$3,408,560

Cash Flows from Operating Activities

Net cash used in operating activities was $8,751,416 in the first nine months of 2024, as compared to net cash provided by operating activities of $8,255,675 in the same period of 2023. Property sales from the Black Oak project in 2023 were the main reason for the cash provided by operating activities in 2023.

Cash Flows from Investing Activities

Net cash provided by investing activities was $18,707,934 in the first nine months of 2024, as compared to net cash used in investing activities of $748,188 in the same period of 2023. In the nine months ended September 30, 2024, the Company issued $1,368,083 in loans to related parties and $1,212,021 in loans receivable. At the same time, we received $101,096 from repayment of related party loan and withdrew cash from trust account of $21,102,871 for redemption of HWH’s shares. In the nine months ended September 30, 2023 we invested $734,688 in real estate improvements, issued $1,693,455 in loans to related parties and received $2,675,735 from repayment of related party notes receivable.

Cash Flows from Financing Activities

Net cash used in financing activities was $21,370,610 in the nine months ended September 30, 2024, compared to net cash provided of $3,408,560 in the nine months ended September 30, 2023. The cash used in financing activities in the first nine months of 2024 is caused by repayment of $398,000 of note payable and repayment of HWH’s shares of $21,102,871. In that same period, the Company borrowed $130,261 from commercial loan. The cash provided by financing activities in the first nine months of 2023 is caused by the proceeds from stock issuance of $3,433,921.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2024 or the year ended December 31, 2023. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $26 million and $23 million on September 30, 2024 and December 31, 2023, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $26 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2024, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of September 30, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Not applicable.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description

10.1	Stock Purchase Agreement dated September 26, 2024, between the Company and Alset International Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on September 27, 2024.)
10.2	Promissory Note dated September 26, 2024, (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on September 27, 2024.)
10.3	Security Agreement dated September 26, 2024, between the Company and Alset International Limited (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company with the SEC on September 27, 2024.)
31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET INC.

November 14, 2024	By:	/s/ Chan Heng Fai
Chan Heng Fai Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

November 14, 2024	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

November 14, 2024	By:	/s/ Rongguo Wei
Rongguo Wei Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

November 14, 2024	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

