Form 10-K
period 2024-12-31
Alset Inc.
filed 2025-03-31
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 1, 2024 was approximately $5,159,186, based upon the closing market price of $1.68 per share of common stock on the Nasdaq Capital Market. (For purposes of this calculation the registrant’s directors and officers are deemed affiliates of the registrant.)

As of March 31, 2025, there were 10,735,119 shares outstanding of the registrant’s common stock, $0.001 par value.

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

Alset Inc.

Form 10-K

For the Year Ended December 31, 2024

PART I

Item 1. Business.

Our Company

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, Republic of Korea and the People’s Republic of China. We manage our three principal businesses primarily through our 85.7% owned subsidiary, Alset International Limited (“Alset International”), a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas, in our real estate segment. In recent years, the Company expanded its real estate portfolio to single family rental homes, and we currently own 132 homes that are rented or are available for rent. In our digital transformation technology segment, we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes sale of consumer products. We identify global businesses for acquisition, incubation and corporate advisory services, primarily related to our operating business segments.

We also have ownership interests outside of Alset International, including a 36.9% equity interest in American Pacific Financial, Inc., a 48.9% equity interest in DSS Inc. (“DSS”), an indirect 48.7% equity interest in Value Exchange International, Inc., a 29.0% equity interest in Sharing Services Global Corporation and 39.7% equity interest in Impact Biomedical Inc. American Pacific Financial, Inc. is a financial network holding company. DSS is a multinational company operating businesses with five divisions: product packaging, biotechnology, direct marketing, commercial lending, and securities and investment management. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). Sharing Services Global Corporation (OTC Pink: SHRG), is a publicly traded company dedicated to building shareholder value by developing or acquiring businesses, products and technologies in the direct selling industry and other industries that augment the Company’s product and services portfolio, business competencies, and geographic reach. Impact BioMedical Inc. is focused on discovery, development, and commercialization of products and technologies to address unmet needs in human healthcare and wellness for specialty biopharmaceuticals, antivirals, antimicrobials, consumer healthcare, and wellness products in the United States. Impact BioMedical Inc. is listed on NYSE American (NYSE: IBO).

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers (the “CODMs”), or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers are the two Co-CEOs, who review and assess the performance of the Company as a whole. The Company reports its segment information to reflect the manner in which the CODMs review and assess performance. The Company has four operating segments based on the products and services we offer, which include three of our principal businesses – real estate, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities. In determination of segments, the Company, together with its CODMs, considers factors that include the nature of business activities, allocation of resources and management structure.

The primary financial measures used by the CODMs to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODMs use net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Income. Segment expenses and other segment items are provided to the CODMs on the same basis as disclosed in the Consolidated Statements of Income.

The CODMs do not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the Notes to the Financial Statements.

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

The following chart illustrates the current corporate structure of our key operating entities:

Our Current Operations

Real Estate

Property Development Business

Our property development business is primarily conducted through our indirect subsidiary, LiquidValue Development Inc. (“LiquidValue Development”), a 99.9%-owned U.S. subsidiary of Alset International, which owns, operates and manages real estate development projects with a focus on land subdivision developments. We generally contract out all real estate development activities, working with engineers, surveyors, architects and general contractors through each phase, including planning, design and construction. Once the contractors complete the land development, we then sell the developed lots to builders for the construction of new homes. Where possible, we have attempted to pre-sell these lots before they are fully developed. LiquidValue Development’s main asset is a subdivision development project near Houston, Texas (known as Lakes at Black Oak).

Our property development business is headquartered in Bethesda, Maryland. For the years ended December 31, 2024 and 2023, our property development business accounted for 79% and 82% of our total revenues, respectively.

On October 28, 2022, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership and subsidiary of the Company, entered into a Contract for Purchase and Sale and Escrow Instructions (the “2022 Agreement”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (“Century”). Pursuant to the terms of the Agreement, the Seller agreed to sell approximately 242 single-family detached residential lots comprising a residential community in the city of Magnolia, Texas. On November 28, 2022, the parties to the 2022 Agreement entered into an amendment to the 2022 Agreement (the “Amendment”). Pursuant to the Amendment, the parties agreed that Century would purchase approximately 131 single-family detached residential lots, instead of 242 lots. This transaction closed on April 13, 2023.

On March 16, 2023, 150 CCM Black Oak Ltd. entered into a Purchase and Sale Agreement (the “RC Purchase and Sale Agreement”) with Rausch Coleman Homes Houston, LLC, a Texas limited liability company (“Rausch Coleman”). Pursuant to the terms of the RC Purchase and Sale Agreement, the Seller has agreed to sell approximately 110 single-family detached residential lots which comprise a section of the Lakes at Black Oak. The transaction closed on May 15, 2023.

On March 17, 2023, 150 CCM Black Oak Ltd. entered into a Purchase and Sale Agreement (the “DH Purchase and Sale Agreement”) with Davidson Homes, LLC, an Alabama limited liability company (“Davidson”). Pursuant to the terms of the DH Purchase and Sale Agreement, the Seller had agreed to sell approximately 189 single-family detached residential lots developed within section 2 of Lakes at Black Oak project. The sale of the first 94 lots closed on May 30, 2023. The sale of remaining lots closed on January 4, 2024.

On November 13, 2023, 150 CCM Black Oak Ltd. entered into two Contracts for Purchase and Sale and Escrow Instructions (each a “2023 Agreement,” collectively, the “2023 Agreements”) with Century Land Holdings of Texas, LLC. Pursuant to the terms of one of the aforementioned 2023 Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots (the “Section 4 Agreement”) comprising a section of a residential community at the Lakes at Black Oak. Pursuant to the other 2023 Agreement, the Seller has agreed to sell 63 single-family detached residential lots (the “Alset Villas Agreement”) in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). The sale of the first 70 lots closed on July 1, 2024 generating approximately $3.8 million. The sale of the remaining 72 lots at Lakes at Black Oak closed on October 10, 2024 generating approximately $3.9 million. The sale of 63 lots at Alset Villas closed on December 16, 2024 generating approximately $3.8 million.

The Company has retained four model lots within Section 1 of the property. The Company intends to enter into contract-build agreements with local, regional or national builders to construct single-family, for rent homes. These elevations and floor plans will be carefully selected to suit the for-rent tenants and/or for-sale customers. The Company will also reserve the right to sell these homes in the event this is deemed to be the highest and best use in the marketplace. The Company expects to complete these homes within the next twelve months.

Home Rental Business

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

On December 9, 2022, Alset Inc. entered into an agreement with Alset EHome Inc. and Alset International Limited pursuant to which Alset Inc. agreed to reorganize the ownership of its home rental business. Previously, Alset Inc. and certain majority-owned subsidiaries collectively owned 132 single-family rental homes in Texas, of which 112 were owned by subsidiaries of Alset EHome Inc. Alset Inc. owns 85.7% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of Alset EHome Inc.

The closing of the transaction contemplated by this agreement was completed on January 13, 2023. Pursuant to this agreement, the Company has become the direct owner of AHR and its subsidiaries that collectively own these 112 homes, instead of such homes being owned indirectly through Alset International Limited’s subsidiaries.

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

As part of our commitment to advancing smart and healthy sustainable living, we installed Tesla PV solar panels and Powerwalls in approximately 96 of the 132 single-family rental homes. In addition, we added technologies at many of the single-family rental homes such as (i) smart solar, thermostat, and energy usage controls; (ii) smart lighting controls; (iii) smart locks and security; and (iv) smart home automation devices. We believe these and other technologies will be attractive to renters.

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

Potential Future Projects

In addition to our main projects, we are embarking on residential development activities in partnership with U.S. homebuilders, and have commenced discussions to acquire smaller U.S. residential development projects. These projects may be within both the for-sale and for-rent markets. We consider projects in diverse regions across the United States, and maintain longstanding relationships with local owners, brokers, attorneys and lenders to source projects. We will continue to focus on off-market deals and raise appropriate financing for attractive development opportunities. We believe these initiatives will provide a set of solutions to stabilize the long-term revenue associated with property development in the United States and create new ancillary service opportunities and revenue from this business.

Through our subsidiaries, we will explore the potential to pursue other business opportunities related to real estate. The Company is evaluating the potential to enter into additional activities related to solar energy and energy efficient products as well as smart home technologies. Through the Company’s eco-systems of businesses based around sustainable, healthy living communities, our Alset EHome Inc. subsidiary intends to develop single family homes which are eco-friendly. They will be fitted out with solar energy products such as photovoltaic systems, battery systems, and car charging ports for sustainable transport as well as other energy efficient systems. The Company also envisions acquiring land surrounding its communities for solar farm projects to power these communities. The Company intends to continue to explore other projects in and around Houston, Texas and bring this concept to other strategic parts of the U.S.

Digital Transformation Technology

Our digital transformation technology business unit is committed to enabling enterprises to engage in a digital transformation by providing support, implementation and development services with various technologies including blockchain, e-commerce, social media, artificial intelligence customer service applications and metaverse services. We commenced our technology business in 2015 through Hapi Metaverse Inc. (“Hapi Metaverse”), our 99.6% owned subsidiary. Its technology platform focuses on business-to-business, or B2B, solutions, such as communications and workflow, through instant messaging, international calling, social media and e-commerce. Hapi Metaverse’s investment into Value Exchange International Inc. (“VEII”) expanded our offering to retail business digital transformation such as supermarket and chain stores. Hapi Metaverse is now the largest stockholder of VEII.

Through Hapi Metaverse, we have successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for a company in Asia and a real estate agent management platform in China. We have also enhanced our technological integration capability to include artificial intelligence in the area of customer service, augmented reality and the metaverse.

While focusing on development and integration services by building white label mobile applications for e-commerce and community engagement such as direct marketing and affiliate marketing, VEII has been working on I.T. Services for major retailers in Asia for retail solutions integration.

We believe that the increasing deployment of the technology, both in membership engagement as well as in the retail industry, will allow for feedback from customers, and help us build a robust and scalable software. Adding latest technological framework, such as A.I. and Metaverse, allows the Company to enhance our clients’ digital transformation journey with better consumer engagement and analytics.

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

In October 2019, the Company expanded its biohealth segment into the Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc. (“HWH World”). HWH World is in the business of sourcing and distributing dietary supplements and other health products through its network of members in the Republic of Korea (“South Korea”). HWH World generates product sales via its direct sale model as products are sold to its members. Through the use of a Hapi Gig platform that combines e-commerce, social media and a customized rewards system, HWH World equips, trains and empowers its members. We compete with numerous direct sales companies in South Korea.

The Company hold 39.7% ownership in Impact BioMedical Inc. (“Impact BioMedical”). Impact BioMedical is focused on discovery, development, and commercialization of products and technologies to address unmet needs in human healthcare and wellness for specialty biopharmaceuticals, antivirals, antimicrobials, consumer healthcare, and wellness products in the United States. Impact BioMedical is listed on NYSE American (NYSE: IBO).

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

Alset F&B. The Company, through Alset F&B One Pte. Ltd. (“Alset F&B One”) and Alset F&B (PLQ) Pte. Ltd. (“Alset F&B PLQ”) each acquired a restaurant franchise licenses at the end of 2021 and 2022 respectively. These licenses allow Alset F&B One and Alset F&B PLQ each to operate a Killiney Kopitiam restaurants in Singapore. Killiney Kopitiam, founded in 1919, is a Singapore-based chain of mass-market, traditional kopitiam style service cafes selling traditional coffee and tea, along with a range of local delicacies such as Curry Chicken, Laksa, Mee Siam, and Mee Rebus. In the second quarter of 2024, the Company ceased operations of its subsidiary Alset F&B (PLQ) Pte. Ltd.

Hapi Cafes. The Company, through Hapi Cafe Inc. (“HCI-T”), an indirect majority-owned subsidiary of the Company, commenced operation of two cafés during 2022 and 2021, which are located in Singapore and South Korea.

The cafes are operated by subsidiaries of HCI-T, namely Hapi Cafe SG Pte. Ltd. (“HCSG”) in Singapore and Hapi Cafe Korea Inc. (“HCKI”) in Seoul, South Korea. Hapi Cafes are distinctive lifestyle café outlets that strive to revolutionize the way individuals dine, work and live, by providing a conducive environment for everyone to relish the four facets – health and wellness, fitness, productivity, and recreation all under one roof.

In February of 2024, HCI-T acquired an additional café in South Korea.

In 2023 the Company incorporated new subsidiaries Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.) and Dongguan Leyouyou Catering Management Co., Ltd. in the People’s Republic of China. These companies are principally engaged in the food and beverage business in Mainland China.

Additionally, through its subsidiary Hapi Group HK Limited (f.k.a. MOC HK Limited), the Company was focusing on operating café business in Hong Kong. The café was closed on September 16, 2024.

During the years ended on December 31, 2024 and 2023, the revenue from the other business activities described above was approximately 7% and 5% of the total revenue, respectively.

American Pacific Financial Inc. (“APF”) APF is a financial network holding company focused on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting services, and advisory capital raising services. The Company acquired 4,775,523 shares of the Class B common stock of APF, representing approximately 86.4% of the total common stock of APF. On September 8, 2021 APF sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of such share issuance, the Company’s ownership percentage of APF fell to 41.3% and subsequently to 36.9% at the end of 2022 due to APF’s share issuances.

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

Under the terms of the Term Sheet, the consideration for the acquisition of NEAPI will be $103,750,000, to be paid in the form of a convertible promissory note (the “Note”) to be issued to the Seller. The Note will have a term of five years and will pay interest at a rate of 3% per annum. Either the Company or the Seller may convert all or any portion of the outstanding debt contemplated by the Note into shares of the Company’s common stock during the term of the Note. The conversion price for the Note has been set at $12.00 per share (based on a calculation of the approximate adjusted NAV of the Company per share as at September 30, 2023) which is equivalent to approximately 16 times the last market trading price of AEI of $0.75 as of December 12, 2023. The closing of this acquisition will be subject to certain standard closing conditions, including stockholder approval and no objection from Nasdaq.

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

Investing Activities

The Company operates a portfolio of trading securities with the objective of generating profits from short-term fluctuations in market prices. The portfolio is actively managed, and securities are bought and sold with the intent to realize gains from price movements within a short-term horizon.

Agreements to Sell Stock of HWH International Inc.

On November 21, 2023, Alset International Limited entered into two Stock Purchase Agreements (each, a “Stock Purchase Agreement,” collectively the “Stock Purchase Agreements”), with each of Teh Wing Kwan, a citizen of Singapore, and Massive Brilliant Limited, a Hong Kong limited company (each an “Investor,” collectively, the “Investors”), the terms of each Stock Purchase Agreement being substantially the same. Pursuant to the terms of the Stock Purchase Agreements, Alset International Limited agreed to sell 640 shares (the “Shares”) of the Common Stock of HWH International Inc., a Nevada corporation and a majority owned subsidiary of the Company (“HWH International”), to each Investor. The consideration for each of the two purchases of stock was $8,000,000 paid through the issuance of a promissory note made to Alset International Limited by each Investor.

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

Existing and future competitors may introduce products and services in the same markets we serve, and competing products or services may have better performance, lower prices, better functionality and broader acceptance than our products. Our competitors may also add features to their products or services similar to features that presently differentiate our product and service offerings from theirs. This competition could result in decreased sales and increased marketing expenses, thereby materially reducing our operating margins, and could harm our ability to grow, or cause us to lose market share. Some of our competitors and potential competitors supply a wide variety of products and services, and have well-established relationships with our current and prospective customers.

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

We protect our proprietary information and technology, in part, by generally requiring our employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We also may enter into non-disclosure and invention assignment agreements with certain of our technical consultants to protect our confidential and proprietary information and technology. We cannot assure that our confidentiality agreements with our employees and consultants will not be breached, that we will be able to effectively enforce these agreements, that we will have adequate remedies for any breach of these agreements, or that our trade secrets and other proprietary information and technology will not be disclosed or will otherwise be protected.

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

Real Estate Business. The development of our real estate projects will require us to comply with federal, state and local environmental regulations. In connection with this compliance, our real estate acquisition and development projects will require environmental studies. To date, we have spent approximately $71,431 on environmental studies and compliance. Such costs were reflected in capitalized construction costs in our financial statements and subsequently expensed.

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

Facilities

We manage our worldwide business from our principal executive offices located in Bethesda, Maryland, in a leased space of approximately 2,059 square feet, under a lease that expires in 2027. We also maintain leased spaces in Singapore, Hong Kong, South Korea, China and Taiwan through leased spaces aggregating approximately 20,337 square feet, under leases expiring on various dates from July 2025 to April 2029. The leases have rental rates ranging from $2,267 to $23,020 per month. Our total rent expense under these office leases was $1,192,776 and $1,087,585 in 2024 and 2023, respectively. We expect total rent expense to be approximately $823,069 under office leases in 2025. We believe our present office space and locations are adequate for our current operations and for near-term planned expansion.

Employees

As of March 31, 2025, we had a total of 71 full-time employees. In addition to our full-time employees, we occasionally hire part-time employees and independent contractors to assist us in various operations, including food and beverage services, real estate, research and product development and production.

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

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Co-Chief Executive Officers and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Co-Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of our disclosure controls and procedures as of December 31, 2024, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that on December 31, 2024, we had a material weakness that relates to the relatively small number of staff. This limited number of staff prevents us from segregating duties within our internal control system and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures.

This material weakness, which remained unremedied by the Company as of December 31, 2024, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets. We are presently taking efforts to remediate this weakness.

Risks Relating to Our Business

We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

For the years ended December 31, 2024 and 2023, we had revenue of $21,115,899 and $22,088,507, respectively, and net losses of $4,165,816 and $61,278,733 in the years ended December 31, 2024 and 2023, respectively. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our properties, products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our properties, products and services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products or services from which we can derive additional revenues, our financial results will suffer.

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

We own indirect interests in several publicly traded companies – most significantly, Alset International Limited, whose shares are listed on the Singapore Stock Exchange, DSS, Inc., whose shares are listed on the NYSE American LLC Exchange, Sharing Services Global Corporation, whose shares are listed on OTC Pink of the OTC Markets Group, Inc., Value Exchange International Inc., whose shares are listed on OTCQB Venture Market of the OTC Markets Group, Inc., and HWH International Inc., whose shares are trading on the Nasdaq Global Markets; (LiquidValue Development Inc. and Hapi Metaverse Inc. are not currently traded on any exchange). The average trading volume of the public shares is limited for some of these companies. In view of the limited public trading markets for some of these shares, there can be no assurance that we would succeed in obtaining a price for these shares equal to the price quoted for such shares in their respective trading markets at the time of sale or that we would not incur a loss on our shares should we determine to dispose our shareholding in any of these companies in the future. Additionally, on an ongoing basis, fluctuations in the stock prices of these companies are likely to be reflected in the market price of our common stock. Given the limited public trading markets in some of these public companies, stock price fluctuations in our price may be significant.

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

Disruptions in the financial markets could adversely affect the value of our real estate investments. Concerns over economic recession, interest rate increases, policy priorities of the U.S. presidential administration, trade wars, labor shortages, or inflation may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine has led to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown. Such conditions could impact real estate fundamentals and result in lower occupancy, lower rental rates, and declining values in our real estate portfolio and in the collateral securing our loan investments. As a result, the value of our property investments could decrease below the amounts paid for such investments, the value of collateral securing our loans could decrease below the outstanding principal amounts of such loans, and revenues from our properties could decrease due to fewer and/or delinquent tenants or lower rental rates. These factors would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions to our stockholders.

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

We may fail to adequately manage our anticipated future growth. Any growth in our operations will place a significant strain on our administrative, financial and operational resources and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our technical, accounting, finance, marketing and sales teams. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. There may be greater strain on our systems as we acquire new businesses, requiring us to devote significant management time and expense to the ongoing integration and alignment of management, systems, controls and marketing. If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to design and produce our products and services or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially and adversely affected.

Our officers will allocate some of their time to other business ventures including but not limited to subsidiaries of our Company, thereby limiting the amount of time they are able to devote to our affairs. This potential time management conflict could have a negative impact on our operations.

Several of our officers and directors also serve as officers and directors of entities where we are the direct or indirect majority stockholder, including but not limited to Alset International Limited, HWH International Inc., LiquidValue Development Inc. and Hapi Metaverse Inc. In addition, some of our officers and directors also serve as officers and directors of other businesses, including businesses that we hold a non-majority positions in. These officers may not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the operations of our subsidiaries or other business ventures. These officers are not obligated to contribute any specific number of hours per week to our affairs. While we do not believe that the time devoted to other affairs will undermine their ability to fulfill their duties with respect to our Company, if the business affairs of our subsidiaries or other ventures require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our operations.

Our officers, including our Chairman, Chief Executive Officer Chan Heng Fai, will allocate some of their time to HWH International Inc., thereby causing potential conflicts of interest in their determination as to how much time to devote to our affairs. This potential conflict of interest could have a negative impact on our operations.

Rongguo Wei, our Chief Financial Officer, also serves in this position for HWH International Inc. (“HWH International”), and Chan Heng Fai, our Chairman, serves as a director of HWH International. These officers may not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and HWH International’s operations. These officers are engaged in HWH International and are not obligated to contribute any specific number of hours per week to our affairs. While we do not believe that the time devoted to HWH International will undermine their ability to fulfill their duties with respect to our Company, if the business affairs of HWH International require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our operations.

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

Neither we nor any of our majority-owned and/or controlled subsidiaries intend to register as an investment company under the Investment Company Act of 1940. If we or our subsidiaries were obligated to register as investment companies, then we would have to comply with a variety of regulatory requirements under the Investment Company Act that impose, among other things:

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

Particularly with regard to our biohealth business, product reliability, safety and effectiveness concerns can have significant negative impact on sales and results of operations, lead to litigation and cause reputational damage.

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

Our policy is to obtain an independent third-party valuation for each major project in the United States to identify triggering events for impairment. Our management may use a market comparison method to value other relatively small projects. In addition to the annual assessment of potential triggering events in accordance with ASC 360 – Property Plant and Equipment (“ASC 360”), we apply a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

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

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and were approximately $30 million and $23 million on December 31, 2024 and 2023, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $30 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2025, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loans is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

As a company with less than $1.07 billion in revenue during our last completed fiscal year, we qualify as an “emerging growth company” under the JOBS Act. An emerging growth company may take advantage of specified reduced reporting requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company, we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A; and

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

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

As a public company, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, Nasdaq Capital Market listing requirements and other applicable securities rules and regulations impose various requirements on public companies. Our management and administrative staff need to devote a substantial amount of time to comply with these requirements. For example, in connection with becoming a public company, we need to adopt additional internal controls and disclosure controls and procedures and bear all of the internal and external costs of preparing periodic and current public reports in compliance with our obligations under the securities laws. We intend to commit resources to comply with evolving laws, regulations and standards, and this commitment will result in increased general and administrative expenses and may divert management’s time and attention away from product development activities. If for any reason our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

To the extent stock options are issued pursuant to our 2025 Incentive Compensation Plan in the future and ultimately exercised, there will be further dilution of the common stock. See “Dilution”.

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

As of March 31, 2025, we have 250,000,000 shares of common stock authorized, and 10,735,119 shares of common stock outstanding. Of these shares, 7,577,357 shares are freely tradable.

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

As of March 31, 2025, our principal stockholder Chan Heng Fai owns approximately 62.6% of our outstanding shares of common stock. He will be able to make decisions such as (i) making amendments to our certificate of incorporation and bylaws, (ii) whether to issue additional shares of common stock and preferred stock, including to himself, (iii) employment decisions, including compensation arrangements, (iv) whether to enter into material transactions with related parties, (v) election and removal of directors and (vi) any merger or other significant corporate transactions. The interests of Chan Heng Fai may not coincide with our interests or the interests of other stockholders.

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

Managing Material Risks and Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management continuously evaluate and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity, data privacy and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program and cybersecurity risk exposures, and the steps taken by management to monitor and mitigate cybersecurity risks. The Committee is composed of members of our board of directors with diverse expertise, which has prepared them to oversee our cybersecurity risks.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the Board regarding its activities, including those related to cybersecurity. The Board also receives briefings from management on our cybersecurity risk management program.

Our management team, including our Chief Executive Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security consultants; threat intelligence and other information obtained from governmental, public or private sources, including external consultants which may be engaged by us; and alerts and reports produced by security tools deployed in the information technology environment. Our management team’s experience includes monitoring the cybersecurity landscape for new risks and best practices, developing and executing cybersecurity strategies, overseeing related governance policies, testing compliance with applicable technical standards, remediating known risks and leading employee training programs.

Item 2. Properties.

Our executive offices are located at 4800 Montgomery Lane, Suite 210, Bethesda, MD 20814, and our telephone number is (301) 971-3955.

Lakes at Black Oak

The Lakes at Black Oak property is located in Montgomery County in Magnolia, Texas. This property is located east of FM 2978 via Standard Road to Dry Creek Road and South of the Woodlands, one of the most successful, fastest growing master planned communities in Texas. This residential land development initially consisted of approximately 162 acres. On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.3 acre tract of land in Montgomery County. The Company has sold off residential lots at this location. 150 CCM Black Oak, Ltd. is the primary developer responsible for all infrastructure development. This property is included in Harris County Improvement District #17.

The Company has retained four model lots within Section 1 of the property. The Company intends to enter into contract-build agreements with local, regional or national builders to construct single-family, for rent homes. These elevations and floor plans will be carefully selected to suit the for-rent tenants and/or for-sale customers. The Company will also reserve the right to sell these homes in the event this is deemed to be the highest and best use in the marketplace. The Company expects to complete these homes within the next twelve months.

Alset Villas

In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome Inc. was developing 63 lots at Alset Villas during 2023. On November 13, 2023 Alset EHome Inc. entered into a Contract for Purchase and Sale and Escrow Instructions with Century Land Holdings of Texas, LLC for the sale of all 63 lots. The sale closed in December of 2024.

Rental Properties

Investments in Single-Family Residential Properties

During 2021 and 2022 the Company signed multiple purchase agreements to acquire 132 homes in Montgomery and Harris Counties, Texas. By December 31, 2022, the acquisition of the 132 homes was completed with an aggregate purchase cost of $30,998,258.

In the first 96 of the 132 rental homes that were acquired, as a part of our commitment to advancing smart and healthy sustainable living, we installed Tesla PV solar panels and Powerwalls. In addition, we added technologies at many of the single-family rental homes such as (i) smart solar, thermostat, and energy usage controls; (ii) smart lighting controls; (iii) smart locks and security; and (iv) smart home automation devices. We believe these and other technologies will be attractive to renters.

Rental of Model Houses

In May 2023, the Company entered into a lease agreement with Rausch Coleman Homes for one of its model houses located in Montgomery County, Texas. The lease was terminated in February 2025. Management intends to procure a new tenant to occupy the premises after the office used for real estate sales is converted back to a garage in first quarter of 2025.

On July 14, 2023, 150 CCM Black Oak, Ltd. entered into a model home lease agreement with Davidson Homes, LLC (“Davidson”). On August 3, 2023, 150 CCM Black Oak, Ltd. entered into a development and construction agreement with Davidson Homes, LLC to build a model house located in Montgomery County, Texas. On January 4, 2024, 150 CCM Black Oak, Ltd. sent $220,076 to Davidson as reimbursement for final construction cost and the contractor’s fee. The model home lease commenced on January 1, 2024, the lease term is twenty-four (24) full months and annual base rent equals to twelve percentage (12%) of the total of the final cost of construction and the contractor’s fee.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

There are no material proceedings to which any director, officer or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

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

Holders

As of March 31, 2025, the Company had five (5) shareholders of record. Such number does not include shareholders holding shares in nominee or “street name”.

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

Securities Authorized for Issuance under Equity Compensation Plans

Under our 2018 Incentive Compensation Plan (the “2018 Plan”), adopted by our board of directors and holders of a majority of our outstanding shares of common stock in September 2018, 25,000 shares of common stock (subject to certain adjustments) were reserved for issuance upon exercise of stock options and grants of other equity awards. No options or other equity awards have been granted under the 2018 Plan. The reservation of shares under the Incentive Compensation Plan was cancelled in May 2021. The 2018 Plan was replaced by the 2025 Plan as of March 17, 2025.

Performance Graph

Not applicable to smaller reporting companies.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of the Company’s common stock during 2024.

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

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea and the People’s Republic of China. We manage our three principal businesses primarily through our 85.7% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange (“Alset International”). Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas in our real estate segment. In our digital transformation technology segment, we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes the sale of consumer products.

Additionally, we have ownership interests outside of Alset International, including a 36.9% equity interest in American Pacific Financial, Inc., a 48.9% equity interest in DSS Inc. (“DSS”), an indirect 48.7% equity interest in Value Exchange International, Inc., a 29.0% equity interest in Sharing Services Global Corporation and 39.7% equity interest in Impact Biomedical Inc. American Pacific Financial, Inc. is a financial network holding company. DSS is a multinational company operating businesses with five divisions: product packaging, biotechnology, direct marketing, commercial lending, and securities and investment management. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). Sharing Services Global Corporation (OTC Pink: SHRG), is a publicly traded company dedicated to building shareholder value by developing or acquiring businesses, products and technologies in the direct selling industry and other industries that augment the Company’s product and services portfolio, business competencies, and geographic reach. Impact BioMedical Inc. is focused on discovery, development, and commercialization of products and technologies to address unmet needs in human healthcare and wellness for specialty biopharmaceuticals, antivirals, antimicrobials, consumer healthcare, and wellness products in the United States. Impact BioMedical Inc. is listed on NYSE American (NYSE: IBO).

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

Additionally, the Company operates a portfolio of trading securities with the objective of generating profits from short-term fluctuations in market prices. The portfolio is actively managed, and securities are bought and sold with the intent to realize gains from price movements within a short-term horizon.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers (the “CODMs”), or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers are the two Co-CEOs, who review and assess the performance of the Company as a whole. The Company reports its segment information to reflect the manner in which the CODMs review and assess performance. The Company has four operating segments based on the products and services we offer, which include three of our principal businesses – real estate, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities. In determination of segments, the Company, together with its CODMs, considers factors that include the nature of business activities, allocation of resources and management structure.

The primary financial measures used by the CODMs to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODMs use net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Income. Segment expenses and other segment items are provided to the CODMs on the same basis as disclosed in the Consolidated Statements of Income.

The CODMs do not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the Notes to the Financial Statements.

Our Revenue Model

Our total revenue for the years ended December 31, 2024, and 2023, was $21,115,899 and $22,088,507, respectively. Our net losses for the years ended December 31, 2024, and 2023, were $4,165,816 and $61,278,733, respectively.

We currently recognize revenue from the sale of our subdivision development properties, rental homes, the sale of our biohealth products, food and beverage business, and other activities. Sales of real properties accounted for approximately 79%, revenue from home rentals accounted for approximately 14% and revenue from other activities accounted for approximately 7% of our total revenue in the year ended December 31, 2024. Sales of real properties accounted for approximately 82%, revenue from home rentals accounted for approximately 13%, and revenue from other activities accounted for approximately 5% of our total revenue in the year ended December 31, 2023.

From a geographical perspective, we recognized 93% and 95% of our total revenue in the years ended December 31, 2024, and 2023, respectively, in the United States. 0% and 0% of our revenue in 2024 and 2023, respectively, was recognized from our sales in South Korea. 7% and 5% of our revenue in 2024 and 2023, respectively, was recognized from our sales in Singapore.

We believe that, on an ongoing basis, revenue generated from our property development business will decline as a percentage of our total revenue, as we expect to experience greater revenue contribution from our rental business, digital transformation technology, biohealth businesses, food and beverage business and future business acquisitions.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On December 31, 2024 and 2023, the Company adjusted $0 and $951,349 between building and land, respectively. During the years ended December 31, 2024 and 2023, the Company adjusted depreciation expenses of $0 and $17,525, respectively.

Revenue Recognition and Cost of Revenue

The following represents a disaggregation of our revenue recognition policies by segment:

Real Estate

● Property Sales. Part of the Company’s real estate business is land development. The Company purchases land and develops it into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter into a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Lakes at Black Oak project, which represented approximately 79% and 82% of the Company’s revenue in the years ended on December 31, 2024 and 2023, respectively, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the years ended December 31, 2024 and 2023, the Company did not recognize any deferred revenue and collected all rents due.

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned products. We do not have buyback program. However, when the customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the years ended December 31, 2024 and 2023 were approximately $0 and $1,183, respectively.

● Annual Membership. The Company collects an annual membership fee from its members. The fee is fixed, paid in full at the time upon joining the membership and not refundable. The Company’s performance obligation is to provide its members the right to (a) purchase products from the Company, (b) access to certain back-office services, (c) receive commissions and (d) attend corporate events. The associated performance obligation is satisfied over time, generally over the term of the membership agreement which is for a one-year period. The Company recognizes revenue from membership fee over the one-year period of the membership.

Other Businesses

● Food and Beverage. The Company, through Alset F&B One Pte. Ltd. (“Alset F&B One”) and Alset F&B (PLQ) Pte. Ltd. (“Alset F&B PLQ”), acquired a restaurant franchise licenses at the end of 2021 and 2022 respectively. These licenses will allow Alset F&B One and Alset F&B PLQ each to operate a Killiney Kopitiam restaurant in Singapore. Killiney Kopitiam, founded in 1919, is a Singapore-based chain of mass-market, traditional kopitiam style service cafes selling traditional coffee and tea, along with a range of local delicacies such as Curry Chicken, Laksa, Mee Siam, and Mee Rebus.

The Company, through Hapi Café Inc. (“HCI-T”), commenced operation of two cafés during 2022 and 2021, which are located in Singapore and South Korea (“Hapi Cafes”).

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

In 2023 the Company incorporated new subsidiaries Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.) and Dongguan Leyouyou Catering Management Co., Ltd. in the People’s Republic of China. These companies will be principally engaged in the food and beverage business in Mainland China.

Additionally, through its subsidiary Hapi Group HK Limited (f.k.a. MOC HK Limited), the Company is focusing on operating café business in Hong Kong. This business was acquired on October 5, 2022. During the acquisition, a goodwill of $60,343 had been generated for the Company. The café was closed on September 16, 2024 and the goodwill was impaired during the year ended December 31, 2024.

In the second quarter of 2024, the Company ceased operations of its subsidiary Alset F&B (PLQ). Due to the closure of this subsidiary, the Company wrote off $5,820 of fixed assets, which is included in general and administrative expenses and recorded a gain on termination of lease of $246, which is included in other income on the Company’s Statement of Operations for the year ended December 31, 2024.

The revenue earned from Food and Beverage businesses for the years ended December 31, 2024 and 2023 were $1,507,715 and $1,019,634, respectively.

● Remaining performance obligations. As of December 31, 2024 and 2023, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

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

The Company capitalized construction costs of approximately $0 million and $1.2 million in the years ended December 31, 2024 and 2023, respectively.

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

 The Company did not record impairment on any of its projects during the years ended on December 31, 2024 and 2023.

The Company did not have any real estate property under development as of December 31, 2024

On December 31, 2023, total real estate property under development was $10.4 million, including:

●	land held for development in the amount of $3.4 million (consisting of $2.8 million for Lakes at Black Oak and $0.6 million for Alset Villas);

●	capitalized development costs in the amount of $5.8 million (consisting of $5.3 million for Lakes at Black Oak and $0.5 million for Alset Villas); and

●	capitalized finance costs were $1.2 million.

On December 31, 2024, the capitalized construction costs were as follows:

	Lakes at Black Oak	Alset Villas	Total
Land held for development	$-	$-	$-
Capitalized development costs:
Hard construction costs	16,976,358	2,442,835	19,419,193
Engineering	3,698,576	207,998	3,906,574
Consultation	117,923	19,635	137,558
Project management	6,267,746	-	6,267,746
Legal	296,043	3,610	299,653
Taxes	1,374,131	117,950	1,492,081
Other services	124,052	17,454	141,506
Impairment reserve	(5,230,828)	-	(5,230,828)
Construction - sold lots	(23,624,001)	(2,809,482)	(26,433,483)
Total capitalized development costs	$-	$-	$-

Capitalized finance costs			$-

Total property under development			$-

On December 31, 2023, the capitalized construction costs were as follows:

	Lakes at Black Oak	Alset Villas	Total
Land held for development	$2,743,730	$639,062	$3,382,792
Capitalized development costs:
Hard construction costs	14,549,098	63,079	16,612,177
Engineering	3,563,359	206,998	3,770,357
Consultation	114,073	17,750	131,523
Project management	5,481,101	-	5,481,101
Legal	288,863	2,485	291,348
Taxes	1,365,155	117,950	1,483,105
Other services	78,701	11,891	90,592
Impairment reserve	(5,230,828)	-	(5,230,828)
Construction - sold lots	(14,871,140)	-	(14,871,140)
Total capitalized development costs	$5,338,382	$419,853	$5,758,235

Capitalized finance costs			$1,225,739

Total property under development			$10,366,766

Results of Operations

Summary of Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
Revenue	$21,115,899	$22,088,507
Operating Expenses	(25,232,975)	(24,961,161)
Other Income (Expenses)	102,046	(58,313,729)
Income Tax Expense	(150,786)	(92,350)
Net Loss	$(4,165,816)	$(61,278,733)

Revenue

The following table sets forth period-over-period changes in revenues for each of our reporting segments:

	Years Ended December 31,		Change
	2024	2023	Dollars	Percentage
Real Estate	$19,608,184	$20,963,661	$(1,355,477)	-6%
Digital Transformation Technology	-	28,117	(28,117)	-100%
Biohealth	-	12,758	(12,758)	-100%
Other	1,507,715	1,083,971	423,744	39%
Total revenue	$21,115,899	$22,088,507	$(972,608)	-4%

Revenue was $21,115,899 and $22,088,507 for the years ended December 31, 2024 and 2023, respectively. The decrease in property sales in the 2024 caused lower revenue in this period.

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

On November 13, 2023, the Company entered into two contracts with builders to sell multiple lots from its Lakes at Black Oak and Alset Villa projects. The closing of these transactions depended on the satisfaction of certain conditions. The sale of the first 70 lots closed on July 1, 2024 generating approximately $3.8 million and the sale of the 72 lots closed on October 10, 2024 generating approximately $3.9 million. The sale of lots in Alset Villa project closed on December 17, 2024 generating approximately $3.8 million.

Revenue from the rental business was $2,891,807 and $2,776,911 for the years ended December 31, 2024 and 2023, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

In May 2023, the Company entered into lease agreement for one of its model houses located in Montgomery County, Texas. The revenue from the lease was $25,200 and $16,800 in the years ended December 31, 2024 and 2023, respectively.

In January 2024, the Company entered into lease agreement for another model house located in Montgomery County, Texas. The revenue from the lease was $26,409 in the year ended December 31, 2024.

Revenue from digital transformation technology segment consists primarily of the services rendered to customers in the amount of $0 and $28,117, for the years ended December 31, 2024 and 2023, respectively. The Company began generating revenue from a project providing AI chatbot services to Value Exchange Int’l (Hong Kong) Limited, a related company of the Company and a subsidiary of VEII located in Hong Kong, on a monthly basis in 2022. This service was terminated on June 30, 2023.

The Company operates its biohealth segment in the South Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc. (“HWH World”). HWH World operates based on a direct sale model of health supplements. HWH World recognized $0 and $12,758 in revenue in the years ended December 31, 2024 and 2023, respectively.

The category described as “Other” includes corporate and financial services, food and beverage business and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as independent categories. In the years ended December 31, 2024 and 2023, the revenue from other businesses was $1,507,715 and $1,083,971, respectively, generated mainly by Korean and Singaporean café shops and restaurants.

Operating Expenses

The following table sets forth period-over-period changes in cost of revenue for each of our reporting segments:

	Years Ended December 31,		Change
	2024	2023	Dollars	Percentage
Real Estate	$12,034,348	$13,915,144	$(1,880,796)	-14%
Digital Transformation Technology	-	9,145	(9,145)	-100%
Biohealth	3,370	54,529	(51,159)	-94%
Other	744,906	597,391	147,515	25%
Total cost of sales	$12,782,624	$14,576,209	$(1,793,585)	-12%

Cost of revenue decreased from $14,576,209 in the year ended December 31, 2023 to $12,782,624 in the year ended December 31, 2024, as a result of the decrease in the number of lots sold in the Lakes at Black Oak project. Capitalized construction expenses, finance costs and land costs are allocated to sales.

The gross margin increased from $7,512,298 to $8,333,275 in the years ended December 31, 2023 and 2024, respectively. The increase of gross margin was caused by the increase of gross margin from F&B business, mostly due to the increase in the sales in that business.

The following table sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Years Ended December 31,		Change
	2024	2023	Dollars	Percentage
Real Estate	$1,793,188	$1,312,024	$481,164	37%
Digital Transformation Technology	616,403	468,679	147,724	32%
Biohealth	1,076,095	869,683	206,412	24%
Other	8,964,666	7,734,566	1,230,100	16%
Total operating expenses	$12,450,351	$10,384,952	$2,065,399	20%

The increase of operating expenses in the twelve months of 2024 compared to the same period of 2023 was mostly caused by recording impairment of goodwill and investment and increase in professional fees.

Other Income (Expense)

In the year ended December 31, 2024, the Company had other income of $102,046 compared to other expense of $58,313,729 in the year ended December 31, 2023. The change in realized gain/loss on securities investment, loss on equity method investment and loss on consolidation of HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.) are the primary reasons for the volatility in these two periods. Realized gain on securities investment was $461,247 in year ended December 31, 2024, compared to $11,375,747 loss in the year ended December 31, 2023. Loss on equity method investment was $3,234,851 in year ended December 31, 2024, compared to $24,483,374 loss in the year ended December 31, 2023. Loss on consolidation of HWH International Inc. was $0 in the year ended December 31, 2024, compared to $21,657,036 in the year ended December 31, 2023.

Net Loss

In the year ended December 31, 2024, the Company had net loss of $4,165,816 compared to net loss of $61,278,733 in the year ended December 31, 2023.

Liquidity and Capital Resources

Our real estate assets have decreased to $30,695,669 as of December 31, 2024, from $42,137,152 as of December 31, 2023. This decrease reflects the sale of multiple lots in Lakes at Black Oak project during 2024.

Our cash has increased from $26,921,727 as of December 31, 2023 to $27,243,787 as of December 31, 2024. Our liabilities decreased from $9,066,700 at December 31, 2023 to $6,563,126 at December 31, 2024. Our total assets have decreased to $96,761,977 as of December 31, 2024 from $126,314,028 as of December 31, 2023 due to the decrease in real estate assets and cash held in Trust Account.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement was secured by a $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. On March 15, 2022, approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 approximately $201,751 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller has agreed to sell approximately 142 single-family detached residential lots (the “Section 4 Agreement”) comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” Pursuant to the other Agreement, the Seller has agreed to sell 63 single-family detached residential lots (the “Alset Villas Agreement”) in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The closing of the transactions described above depended on the satisfaction of certain conditions. The sale of the first 70 lots closed on July 1, 2024 generating approximately $3.8 million and the sale of the 72 lots closed on October 10, 2024 generating approximately $3.9 million. The sale of lots in Alset Villa project closed on December 17, 2024 generating approximately $3.8 million. In addition, the Company will be entitled to receive certain reimbursements in the year ended December 31, 2025.

The Company is entitled to receive certain developer reimbursements for the Lakes at Black Oak and Alset Villas projects. The Company expects that approximately $4.7 million of the receivable will be collected within the next twelve months.

The management believes that the available cash on hand, available debt and equity financing are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows for the Years Ended December 31, 2024 and 2023

	Years Ended December 31,
	2024	2023
Net cash provided by operating activities	$5,156,047	$7,478,823
Net cash provided by (used in) investing activities	$17,468,306	$(2,128,986)
Net cash (used in) provided by financing activities	$(21,419,083)	$3,187,489

Cash Flows from Operating Activities

Net cash provided by operating activities was $5,156,047 in the year ended December 31, 2024, as compared to net cash provided by operating activities of $7,478,823 in the same period of 2023. Property sales from the Lakes at Black Oak project in 2024 and 2023 were the main reason for the cash provided by operating activities in those periods.

Cash Flows from Investing Activities

Net cash provided by investing activities was $17,468,306 in the year 2024, as compared to net cash used in investing activities of $2,128,986 in the same period of 2023. In the year ended December 31, 2024 we invested $814,158 in marketable securities, issued $3,029,758 in promissory notes ($1,811,881 of which was to related parties) and withdrew $21,102,871 cash for redemptions. In the year ended December 31, 2023 we invested $756,078 in marketable securities, issued $3,338,081 in promissory notes to related parties and received $2,672,438 repayment of promissory notes from related parties.

Cash Flows from Financing Activities

Net cash used in financing activities was $21,419,083 in the year ended December 31, 2024, compared to net cash provided of $3,187,489 the year ended December 31, 2023. Cash used in financing activities in the year 2024 is primarily related to the repayment of Class A Common Stock of $21,102,871 and repayment of note payable of $446,260. Cash provided by financing activities in the year 2023 is primarily related to the proceeds from stock issuance of $3,433,921. During the year ended December 31, 2023, we also repaid $31,499 of a note payable.

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

On April 12, 2021, the Company acquired 6,500,000 common shares of Value Exchange International, Inc. (“Value Exchange International” or “VEII”), an OTCQB listed company, for an aggregate subscription price of $650,000. On October 17, 2022 the Company purchased additional 7,276,163 common shares of VEII for an aggregate purchase price of $1,743,734. On September 6, 2023, the Company converted $1,300,000 of VEII loan into 7,344,632 common shares. After these transactions, the Company owns approximately 48.7% of VEII and exercises significant influence over it. Our Chief Executive Officer, Chan Heng Fai, is also an owner of the common stock of VEII (not including any common shares we hold). Additionally, certain members of our board of directors serve as directors of Value Exchange International. The stock’s fair value is determined by quoted stock prices.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “First Credit Agreement”) with VEII. The First Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the First Credit Agreement at 8%. The First Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, the Company’s subsidiary Hapi Metaverse Inc. loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the First Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the First Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“Second Credit Agreement”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. The Second Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the Second Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the Second Credit Agreement for a period of three years. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount.

Our Chairman, Chan Heng Fai and a member of the Board of Directors of Hapi Metaverse, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung and Lim Sheng Hon, Danny). The Company currently owns a total of 21,179,275 shares (representing approximately 48.7%) of VEII.

The Company has a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. DSS Inc., American Premium Water Corporation (“APW”, d.b.a. New Electric CV Corporation, “NECV”), Value Exchange International Inc., Sharing Services Global Corp. (“SHRG”) and Impact Biomedical Inc. (“Impact”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or under fair value accounting.

The Company has significant influence over DSS as we owned approximately 48.9% of the common stock of DSS as of December 31, 2024, and our Chief Executive Officer, Chan Heng Fai, is an owner of additional common stock of DSS (not including any common or preferred shares we hold). In addition, our Chief Executive Officer is the Chairman of the Board of Directors of DSS. Apart from Chan Heng Fai, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of DSS (Chan Tung Moe, our Co-Chief Executive Officer, a son of Chan Heng Fai, and Lim Sheng Hon, Danny). The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or we could elect the fair value option accounting.

The Company has significant influence over APW as the Company holds approximately 0.5% of the common shares of APW. Additionally, our Chief Executive Officer, Chan Heng Fai, is the majority owner of the common stock of APW (not including any common shares we hold). The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or we could elect the fair value option accounting.

The Company has significant influence over SHRG as the Company holds approximately 29.0% of the common shares of SHRG, our Chief Executive Officer holds a director and chairman position on SHRG’s Board of Directors and three of the directors of the Company are the directors of SHRG. Additionally, our Chief Executive Officer is a significant stockholder of SHRG shares.

On August 8, 2023, DSS Inc. distributed shares of Impact Biomedical Inc., beneficially held by DSS, in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company and its majority owned subsidiaries received 4,568,165 shares of Impact, representing 39.7% of the issued and outstanding shares of Impact’s common stock. Each share of Impact distributed as part of the distribution is not eligible for resale until 180 days from the date Impact’s initial public offering becomes effective under the Securities Act, subject to the discretion of DSS to lift the restriction sooner. On September 17, 2024, Impact completed its Initial Public Offering and its shares started to trade on New York Stock Exchange. Based on the management’s analysis, the fair value of Impact shares was approximately $0 at the distribution date and December 31, 2023. The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or we could elect the fair value option accounting.

The Company has elected the fair value options for the equity securities noted above that would otherwise be accounted for under the equity method of accounting to better match the measurement of assets and liabilities in the Consolidated Statements of Operations. DSS, VEII, SHRG and Impact are publicly traded companies and fair value of these equity investments is determined by the quoted stock prices. On December 31, 2024 and 2023, the fair value (calculated by market trading prices on the end dates of the periods) of total held equity stock of DSS, VEII, SHRG and Impact was $11,028,405 and $9,381,636, respectively.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. We value APW warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APW were $860,342 as of July 17, 2020, the purchase date and $973 and $430 as of December 31, 2024 and 2023, respectively.

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

On September 8, 2020, the Company’s indirect subsidiary, Hapi Robot Pte. Ltd. (f.k.a. Impact Biohealth Pte. Ltd.), acquired 1,666 shares, approximately 1.45% ownership, from Nervotec Pte Ltd (“Nervotec”), a private company, at the purchase price of $36,628. The Company applied ASC 321 and measured Nervotec at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2024, the value of the investment in Nervotec is $589, as the Company wrote off $37,287 of this investment.

On September 30, 2020, the Company’s former indirect subsidiary, HWH Global Inc. (f.k.a. HWH International Inc.), acquired 3,800 shares, approximately 19% ownership, in HWH World Company Limited (f.k.a. Hyten Global (Thailand) Co., Ltd.) (“HWH World Co.”), a private company, at a purchase price of $42,562. HWH Global Inc. was sold on December 31, 2023.

On May 31, 2021, the Company’s indirect subsidiary, UBeauty Limited, invested $19,609 in K Beauty Research Lab Co., Ltd (“K Beauty”) for 18% ownership. K Beauty was established for sourcing, developing and producing variety of Korea-made beauty products as well as Korea - originated beauty contents for the purpose of distribution to HWH’s membership distribution channel.

On March 14, 2024, the Company entered into shares subscription agreement to subscription of shares in Ideal Food & Beverage Pte. Ltd. (“IFBPL”) with the subscription of 19,000 shares, constituting 19% of the shares of IFBPL. The subscription fee of $14,010 was paid to IFBPL on May 23, 2024. The Company impaired this investment of $14,010 and total impairment expenses were $14,205 due to net liabilities of IFBPL as of December 31, 2024.

On April 25, 2024, the Company entered into a binding term sheet (the “Term Sheet”) through its subsidiary Health Wealth Happiness Pte Ltd. (“HWHPL”) outlining a joint venture with Chen Ziping, an experienced entrepreneur in the travel industry, and Chan Heng Fai, the Company’s Executive Chairman, as a part of the Company’s strategy of building its travel business in Asia. The joint venture company (referred to here as the “JVC”) is known as HapiTravel Holding Pte. Ltd. The JVC was incorporated in July 2024 and is owned by: (a) HWHPL holds 19% of the shares in the JVC; (b) Chan Heng Fai holds 11%; and (c) the remaining 70% of the shares in the JVC are held by Chen Ziping.

There has been no indication of impairment or changes in observable prices via transactions of similar securities and is still carried at a cost.

Investment Securities under Equity Method Accounting

The Company accounts for equity investments in certain entities with significant influence under equity-method accounting. Under this method, the Group’s pro rata share of income (loss) from investment is recognized in the consolidated statements of comprehensive income. Dividends received reduce the carrying amount of the investment. When the Company’s share of loss in an equity-method investee equals or exceeds its carrying value of the investment in that entity, the equity method investment can be reduced below zero based on losses if the Company either be liable for the obligations of the investee or provide for losses in excess of the investment when imminent return to profitable operations by the investee appears to be assured. Otherwise, the Company does not recognize its share of equity method losses exceeding its carrying amount of the investment. Equity-method investment is reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other-than-temporary. In making this determination, factors are evaluated in determining whether a loss in value should be recognized. These include consideration of the intent and ability of the Group to hold investment and the ability of the investee to sustain an earnings capacity, justifying the carrying amount of the investment. Impairment losses are recognized in other expense when a decline in value is deemed to be other-than-temporary.

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 16.4% of American Medical REIT Inc. (“AMRE”), a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. DSS, of which we own 48.9% and have significant influence over, owns 80.4% of AMRE. Therefore, the Company has significant influence on AMRE.

American Pacific Financial, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased 4,775,523 shares of the common stock of American Pacific Financial Inc., formerly known as American Pacific Bancorp, Inc. (“APF”) and gained majority ownership in that entity. APF was consolidated into the Company under common control accounting. On September 8, 2021 APF sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APF fell below 50% to 41.3% (and subsequently to 36.9%) and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. During the year ended December 31, 2024 the investment loss was $3,205,094. During the year ended December 31, 2023 the investment loss was $24,241,856. As of December 31, 2024 and 2023, the investment in APF was $4,221,296 and $7,426,390, respectively.

Ketomei Pte. Ltd.

On June 10, 2021 the Company’s indirect subsidiary Hapi Café Inc. lent $76,723 to Ketomei Pte. Ltd. (“Ketomei”). On March 21, 2022 HCI-T entered into an agreement pursuant to which the principal of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested an additional $179,595 in Ketomei. After the conversion and fund investment HCI-T held 28% of Ketomei as of December 31, 2023. Ketomei is in the business of selling cooked food and drinks through a subscription model. At December 31, 2023, the Company wrote off the investment in Ketomei of $121,471, as the Company did not believe it was be able to recover this investment. On February 20, 2024, Hapi Cafe invested $312,064 for an additional 38.41% ownership interest in Ketomei by converting $312,064 of convertible loan. The loan was impaired at the year ended of December 31, 2023, therefore, $312,064 was transferred from impairment of convertible loan to impairment of equity method investment. After this additional investment, Hapi Cafe owns 55.65% (the Company owns indirectly 45.5%) of Ketomei’s outstanding shares and Ketomei is consolidated into the financial statements of the Company beginning on February 20, 2024.

Sentinel Brokers Company Inc.

On May 22, 2023 the Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), entered into a Stock Purchase Agreement, pursuant to which SeD Capital purchased 39.8 shares (10.4%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”) for the aggregate purchase price of $279,719. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as our CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 48.9% and have significant influence over, owns 80.1% of Sentinel.  During the years ended December 31, 2024 and 2023, the investment loss in Sentinel was $15,013 and $154,956, respectively. Investment in Sentinel was $109,750 and $124,763 at December 31, 2024 and 2023, respectively.

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

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate of this note was 2% per annum. The conversion price was approximately $21.26 per common share of Vector Com. As of December 31, 2023, the management estimated the fair value of the note to be $77,307. The Company wrote off this loan on March 31, 2024.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2024 and 2023. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $30 million and $23 million on December 31, 2024 and 2023, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $30 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in the year 2025, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2024, management determined that our Company did not maintain effective controls over financial reporting due to having a limited staff. This limited number of staff prevents us from segregating duties within our internal control system; and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures. Management determined that the ineffective controls over financial reporting constitute a material weakness. To remediate such weaknesses, we plan to appoint additional qualified personnel with financial accounting, GAAP and SEC experience.

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

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alset Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alset Inc. and Subsidiaries, (the “Company”) as of December 31, 2024, and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

The Company has significant transactions with related parties which are described in Note 7 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditor since 2022.

Jericho, New York

March 31, 2025

Alset Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets:
Current Assets:
Cash and Cash Equivalents	$27,243,787	$26,921,727
Restricted Cash	939,939	967,566
Account Receivables, Net	75,646	77,517
Other Receivables, Net	6,251,219	2,576,454
Note Receivables - Related Parties, Net	1,679,822	1,693,946
Convertible Loan Receivables at Fair Value - Related Party	1,782,376	1,207,627
Prepaid Expense	207,483	253,689
Inventory	4,913	5,561
Investment in Securities at Fair Value	4,673,530	2,148,500
Investment in Securities at Fair Value - Related Party	12,342,624	11,869,920
Investment in Securities at Cost	17,462	54,512
Investment in Equity Method Securities	4,331,046	7,551,153
Deposits	210,495	133,063
Total Current Assets	59,760,342	55,461,235

Real Estate
Rental Properties	30,695,669	31,770,386
Properties under Development	-	10,366,766
Operating Lease Right-Of-Use Assets, Net	1,468,913	1,467,372
Deposits	272,281	337,606
Other Receivables - Long Term, Net	3,970,149	4,855,609
Cash and Marketable Securities Held in Trust Account	-	21,252,639
Goodwill	-	60,343
Property and Equipment, Net	594,623	742,072
Total Assets	$96,761,977	$126,314,028

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$3,605,863	$4,372,792
Deferred Underwriting Compensation	-	3,018,750
Deferred Revenue	-	2,100
Operating Lease Liabilities	531,885	673,049
Notes Payable	1,323,059	30,744
Notes Payable - Related Parties	15,794	16,869
Total Current Liabilities	5,476,601	8,114,304

Long-Term Liabilities:
Operating Lease Liabilities	993,284	826,214
Notes Payable	93,241	126,182
Total Liabilities	6,563,126	9,066,700

Commitments and Contingencies

Temporary Equity
Class A Common Stock of HWH International Inc. subject to possible redemption; 395,207 shares at approximately $51.76 per share as of December 31, 2023*	-	20,457,011

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 250,000,000 shares authorized; 9,235,119 and 9,235,119 shares issued and outstanding on December 31, 2024 and 2023, respectively	9,235	9,235
Additional Paid in Capital	334,023,233	332,455,457
Accumulated Deficit	(251,851,540)	(247,885,656)
Accumulated Other Comprehensive Income	(849,862)	3,609,719
Total Alset Inc. Stockholders’ Equity	81,331,066	88,188,755
Non-controlling Interests	8,867,785	8,601,562
Total Stockholders’ Equity	90,198,851	96,790,317

Total Liabilities and Stockholders’ Equity	$96,761,977	$126,314,028

*	The common stock share amounts were adjusted retrospectively to reflect the 5-for-1 reverse stock split of HWH shares on February 24, 2025

See accompanying notes to consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

For the Years Ended December 31, 2024 and 2023

	2024	2023

Revenue
Rental	$2,891,807	$2,776,911
Property	16,716,377	18,186,750
Biohealth	-	12,758
Digital Transformation Technology - Related Party	-	28,117
Other	1,507,715	1,083,971
Total Revenue	21,115,899	22,088,507
Operating Expenses
Cost of Sales	12,782,624	14,576,209
General and Administrative	10,837,251	9,529,100
Impairment of Note Receivable, Goodwill, Equipment and Investment	1,613,100	855,852
Total Operating Expenses	25,232,975	24,961,161

Loss from Operations	(4,117,076)	(2,872,654)

Other Income (Expense)
Interest Income	491,414	394,553
Interest Income - Related Party	175,329	131,319
Interest Expense	(112,075)	(3,979)
Foreign Exchange Transaction Gain (Loss)	3,039,135	(697,286)
Unrealized Gain on Securities Investment	297,353	6,607,215
Unrealized Loss on Securities Investment - Related Party	(1,239,566)	(9,506,501)
Realized Gain (Loss) on Securities Investment	461,247	(11,375,747)
Loss on Equity Method Investment	(3,234,851)	(24,483,374)
Loss on Consolidation of Alset Capital Acquisition Corp.	-	(21,657,036)
Other Expense	(260,916)	-
Other Income	484,976	2,277,107
Total Other Income (Expense), Net	102,046	(58,313,729)

Net Loss Before Income Taxes	(4,015,030)	(61,186,383)

Income Tax Expense	(150,786)	(92,350)

Net Loss	(4,165,816)	(61,278,733)

Net Loss Attributable to Non-Controlling Interest	(199,932)	(2,332,352)

Net Loss Attributable to Common Stockholders	$(3,965,884)	$(58,946,381)

Net Loss	$(4,165,816)	$(61,278,733)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	(4,480,570)	(301,579)
Total Comprehensive Loss	(8,646,386)	(61,580,312)

Less Comprehensive Loss Attributable to Non-controlling Interests	(839,197)	(2,393,093)
Total Comprehensive Loss Attributable to Common Shareholders	(7,807,189)	(59,187,219)

Net Loss Per Share - Basic and Diluted	$(0.43)	$(6.52)

Weighted Average Common Shares Outstanding - Basic and Diluted	9,235,119	9,041,786

See accompanying notes to consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For Two Year Period Ended December 31, 2024

	Common Stock		Additional	Accumulated Other		Total Alset	Non-	Total
	Shares	Par Value $0.001	Paid in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity
Balance at January 1, 2022	7,422,846	$7,423	$322,534,891	$3,836,063	$(188,724,411)	$137,653,966	$11,009,149	$148,663,115

Issuance of Common Stock	1,812,273	1,812	3,432,109	-	-	3,433,921	-	3,433,921

Acquisition of Hapi Travel Limited under Common Control	-	-	-	-	(214,864)	(214,864)	-	(214,864)

Foreign Currency Translations	-	-	-	(240,838)	-	(240,838)	(60,741)	(301,579)

Change in Non-Controlling Interest	-	-	-	14,494	-	14,494	(14,494)	-

Gain from Conversion of VEII Promissory Note to Stock and Warrants	-	-	6,488,457	-	-	6,488,457	-	6,488,457

Net Loss	-	-	-	-	(58,946,381)	(58,946,381)	(2,332,352)	(61,278,733)

Balance at December 31, 2023	9,235,119	$9,235	$332,455,457	$3,609,719	$(247,885,656)	$88,188,755	$8,601,562	$96,790,317

Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	1,098,952	-	-	1,098,952	410,423	1,509,375

Gain from SHRG Convertible Notes and Warrants	-	-	211,091	-	-	211,091	76,721	287,812

Disposal of Hapi Travel Limited		-	257,733	-	-	257,733	-	257,733

Change in Non-Controlling Interest	-	-	-	(618,276)	-	(618,276)	618,276	-

Foreign Currency Translations	-	-	-	(3,841,305)	-	(3,841,305)	(639,265)	(4,480,570)

Net Loss	-	-	-	-	(3,965,884)	(3,965,884)	(199,932)	(4,165,816)

Balance at December 31, 2024	9,235,119	$9,235	$334,023,233	$(849,862)	$(251,851,540)	$81,331,066	$8,867,785	$90,198,851

See accompanying notes to consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023

Cash Flows from Operating Activities
Net Loss from Operations	$(4,165,816)	$(61,278,733)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:
Depreciation	1,228,136	1,217,017
Non-Cash Lease Expenses	1,185,489	1,092,146
Loss on Consolidation of Alset Capital Acquisition Corp.	-	21,657,036
Impairment of Note Receivable, Goodwill, Equipment and Investment	1,613,100	855,852
Foreign Transaction (Gain) Loss	(3,039,135)	697,286
Unrealized Gain on Securities Investment	(297,353)	(6,607,215)
Unrealized Loss on Securities Investment - Related Party	1,239,566	9,506,501
Realized (Gain) Loss on Securities Investment	(461,247)	11,375,747
Gain on Exchange of Investment Securities	-	(502,497)
Loss on Equity Method Investment	3,234,851	24,483,374
Changes in Operating Assets and Liabilities, net of acquisitions
Real Estate	10,366,766	13,082,932
Real Estate Reimbursement Receivable	(2,010,341)	(6,707,079)
Account Receivables	1,871	217,178
Other Receivables - Related Parties	(330,733)	(109,999)
Prepaid Expense	100,570	45,232
Deposits	(12,107)	3,108
Trading Securities	(2,095,867)	(752,406)
Inventory	336	32,149
Accounts Payable and Accrued Expenses	(260,146)	314,309
Deferred Revenue	(2,100)	(18,714)
Operating Lease Liabilities	(1,139,793)	(1,124,401)
Net Cash Provided by Operating Activities	5,156,047	7,478,823

Cash Flows from Investing Activities
Purchase of Fixed Assets	(102,749)	(29,105)
Purchase of Real Estate Improvements	-	(678,160)
Purchase of Investment Securities	(814,158)	(756,078)
Advance to Related Parties	(550,000)	-
Collection of Advance to Related Parties	467,107	-
Issuing Loan Receivable	(1,217,877)	-
Issuing Loan Receivable - Related Party	(1,811,881)	(3,338,081)
Collection of Loan Receivable - Related Party	151,096	2,672,438
Cash Withdrawn from Trust Account for Redemptions	21,102,871	-
Cash Withdrawn from Trust Account Available to the Company	243,897	-
Net Cash Provided by (Used in) Investing Activities	17,468,306	(2,128,986)

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	-	3,433,921
Deemed Distribution to Shareholder	-	(214,933)
Borrowing from a Commercial Loan	130,048	-
Repayment to Notes Payable	(446,260)	(31,499)
Repayment of Class A Common Stock	(21,102,871)	-
Net Cash (Used in) Provided by Financing Activities	(21,419,083)	3,187,489

Net Increase in Cash and Cash Equivalents and Restricted Cash	1,205,270	8,537,326
Effects of Foreign Exchange Rates on Cash and Cash Equivalents	(910,837)	830,064
Cash and Cash Equivalents and Restricted Cash - Beginning of Year	27,889,293	18,521,903
Cash and Cash Equivalents and Restricted Cash - End of Year	$28,183,726	$27,889,293

Cash and Cash Equivalents	$27,243,787	$26,921,727
Restricted Cash	$939,939	$967,566
Total Cash and Cash Equivalents and Restricted Cash	$28,183,726	$27,889,293

Supplementary Cash Flow Information
Cash Paid for Interest	$40,489	$3,979
Cash Paid for Taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of ROU / Lease Liability	$637,171	$911,308
Promissory Notes from HWH Investors	$16,160,000	$-
Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	$1,509,375	$-
Conversion of Ketomei Note Payable to Common Stock	$310,796	$-
Gain from SHRG Convertible Notes	$287,812	$-
Conversion of VEII Note Receivable to Common Stock	$-	$1,300,000
Gain on disposal of Hapi Travel	$257,733	$-
Warrants Received from VEII after Converting Note Receivable	$-	$6,488,457

See accompanying notes to consolidated financial statements.

Alset Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Alset Inc. (the “Company” or “AEI”), formerly known as Alset EHome International Inc. and HF Enterprises Inc., was incorporated in the State of Delaware on March 7, 2018 and 50 shares of common stock were issued to Chan Heng Fai, the founder, Chairman and Chief Executive Officer of the Company. On October 4, 2022, through a merger transaction, the Company was reincorporated in Texas. AEI is a diversified holding company principally engaged through its subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea, and the People’s Republic of China. The Company manages its principal businesses primarily through its subsidiary, Alset International Limited (“Alset International”), a company publicly traded on the Singapore Stock Exchange.

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

On June 14, 2023, the Company’s subsidiary completed acquisition of Hapi Travel Limited (“HTL”), an online travel business started in Hong Kong and under common control of the Company. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated fair values on the acquisition date. The recorded amounts for assets acquired and liabilities assumed are provisional and subject to change during the measurement period, which is up to 12 months from the acquisition date. As a result of the acquisition of HTL, a deemed dividend of $214,174 was generated as a result of the business combination, which represents the purchase price of $214,993 in excess of identifiable equity. On December 17, 2024, this company was sold to HapiTravel Holding Pte. Ltd. for a consideration of $82,635 with $257,733 gain recognized for the deal. The disposal of HTL had immaterial impact on the Company’s financial statements.

The common control transaction described above resulted in the following basis of accounting for the financial reporting periods:

●	The acquisition of HTL was accounted for prospectively as of June 14, 2023 as this did not represent a change in reporting entity.
●	The acquisition of HTL was under common control and was consolidated in accordance with ASC 850-50. The consolidated financial statements were not retrospectively adjusted for the acquisition of HTL as of January 1, 2023 for comparative purposes because the historical operations of HTL were deemed to be immaterial to the Company’s consolidated financial statements.

As of December 31, 2024 and 2023, the total outstanding common shares of the Company were 9,235,119.

The Company has four operating segments based on the products and services we offer, which include three of our principal businesses – real estate, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities.

Real Estate

The Company’s real estate segment is comprised of LiquidValue Development Inc. (“LiquidValue Development”) and American Home REIT Inc. (“AHR”).

In 2014, Alset International commenced operations developing property projects and participating in third-party property development projects. LiquidValue Development Inc., a 99.9%-owned subsidiary of Alset International, owns, operates and manages real estate development projects with a focus on land subdivision developments and home rental projects.

Development activities are generally contracted out, including planning, design and construction, as well as other work with engineers, surveyors, architects and general contractors. The developed lots are then sold to builders for the construction of new homes. LiquidValue Development’s primary real estate project is a subdivision development project near Houston, Texas, known as Lakes at Black Oak.

Through 2022, the Company, mostly through AHR, purchased from builders 132 homes in different communities in Texas. The Company rents these homes to tenants. The Company pursued this new endeavor in part to improve cash flow and smooth out the inconsistencies of income in residential land development. In 2023 and 2024 AHR was the owner of most of our single-family rental homes.

Digital Transformation Technology

The Company’s digital transformation technology segment is comprised of Hapi Metaverse Inc. and its subsidiaries. The Company’s digital transformation technology business is involved in mobile application, product development and other businesses, providing information technology services to end-users, service providers and other commercial users through multiple platforms. This technology platform consists of instant messaging systems, social media, e-commerce and payment systems, direct marketing platforms, e-real estate, brand protection and counterfeit and fraud detection. Hapi Metaverse Inc. (“Hapi Metaverse”), our 99.7%-owned subsidiary, focuses on business-to-business solutions such as enterprise messaging and workflow. Through Hapi Metaverse, the Company has successfully implemented several strategic platform developments for clients, including a mobile front-end solution for network marketing, a hotel e-commerce platform for Asia and a real estate agent management platform in China.

Biohealth

The Company’s biohealth segment is comprised of HWH International Inc. and its subsidiaries and is committed to both funding research and developing and selling products that promote a healthy lifestyle.

In October 2019, the Company expanded its biohealth segment into the Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc (“HWH World”). HWH World is in the business of sourcing and distributing dietary supplements and other health products through its network of members in the Republic of Korea. HWH World generates product sales via its direct sale model as products are sold to its members. Through the use of a Hapi Gig platform that combines e-commerce, social media and a customized rewards system, HWH Korea equips, trains and empowers its members. We compete with numerous direct sales companies in South Korea. HWH World recognized $0 and $12,758 in revenue in the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the deferred revenue from biohealth segment was $0 and $0, respectively.

The Company hold 39.7% ownership in Impact BioMedical Inc. (“Impact BioMedical”). Impact BioMedical is focused on discovery, development, and commercialization of products and technologies to address unmet needs in human healthcare and wellness for specialty biopharmaceuticals, antivirals, antimicrobials, consumer healthcare, and wellness products in the United States.

Other Business Activities

In addition to the segments identified above, the Company provides corporate strategy and business development services, food and beverage services, asset management services, corporate restructuring and leveraged buy-out expertise. These service offerings build relationships with promising companies for potential future collaboration and expansion. We believe that our other business activities complement our three principal businesses.

The Company’s other business activities segment is primarily comprised of Alset International, SeD Capital Pte. Ltd., BMI Capital Partners International Limited, Singapore Construction & Development Pte. Ltd. and food and beverage part of HWH International Inc.

The Company, through Alset F&B One Pte. Ltd. (“Alset F&B One”) and Alset F&B (PLQ) Pte. Ltd. (“Alset F&B PLQ”) each acquired a restaurant franchise licenses at the end of 2021 and 2022, respectively, both of which have since commenced operations. These licenses will allow Alset F&B One and Alset F&B PLQ each to operate a Killiney Kopitiam restaurant in Singapore. Killiney Kopitiam, founded in 1919, is a Singapore-based chain of mass-market, traditional kopitiam style service cafes selling traditional coffee and tea, along with a range of local delicacies such as Curry Chicken, Laksa, Mee Siam, and Mee Rebus.

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

In February of 2024, HCI-T acquired an additional café in South Korea.

In 2023, the Company incorporated new subsidiaries Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.) and Dongguan Leyouyou Catering Management Co., Ltd. in the People’s Republic of China. These companies will be principally engaged in the food and beverage business in Mainland China.

Additionally, through its subsidiary Hapi Group HK Limited (f.k.a. MOC HK Limited), the Company is focusing on operating café business in Hong Kong. This business was acquired on October 5, 2022. During the acquisition, a goodwill of $60,343 had been generated for the Company. The café was closed on September 16, 2024 and the goodwill was impaired during the year ended December 31, 2024.

In the second quarter of 2024, the Company ceased operations of its subsidiary Alset F&B (PLQ) Pte. Ltd. Due to the closure of this subsidiary the Company wrote off $5,820 of fixed assets, which is included in general and administrative expenses and recorded a gain on termination of lease of $246, which is included in other income on the Company’s Statement of Operations for the year ended December 31, 2024.

In addition to above, the Company operates a portfolio of trading securities with the objective of generating profits from short-term fluctuations in market prices. The portfolio is actively managed, and securities are bought and sold with the intent to realize gains from price movements within a short-term horizon.

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

The Company’s consolidated financial statements include the financial positions, results of operations and cash flows of the following entities as of December 31, 2024 and 2023, as follows:

		Attributable interest
	State or other jurisdiction of	as of,
Name of subsidiary consolidated under AEI	incorporation or organization	December 31, 2024	December 31, 2023
		%	%
Alset Global Pte. Ltd.	Singapore	100	100
Alset Business Development Pte. Ltd.	Singapore	100	100
Global eHealth Limited	Hong Kong	100	100
Alset International Limited	Singapore	85.7	85.5
Singapore Construction & Development Pte. Ltd.	Singapore	85.7	85.5
Singapore Construction Pte. Ltd.	Singapore	85.7	85.5
Global BioMedical Pte. Ltd.	Singapore	85.7	85.5
Health Wealth Happiness Pte. Ltd.	Singapore	81.1	74.6
SeD Capital Pte. Ltd.	Singapore	85.7	85.5
LiquidValue Asset Management Pte. Ltd.	Singapore	85.7	85.5
Alset Solar Limited	Hong Kong	85.7	85.5
Alset F&B One Pte. Ltd.	Singapore	73.0	67.1
BMI Capital Partners International Limited	Hong Kong	85.7	85.5
SeD Perth Pty Ltd	Australia	85.7	85.5
SeD Intelligent Home Inc.	United States of America	85.7	85.5
LiquidValue Development Inc.	United States of America	85.7	85.4
Alset EHome Inc.	United States of America	85.7	85.4
SeD USA, LLC	United States of America	85.7	85.4
150 Black Oak GP, Inc.	United States of America	85.7	85.4
SeD Development USA Inc.	United States of America	85.7	85.4
150 CCM Black Oak, Ltd.	United States of America	85.7	85.4
SeD Texas Home, LLC	United States of America	100	100
SeD Ballenger, LLC	United States of America	85.7	85.4
SeD Maryland Development, LLC	United States of America	71.6	71.4
SeD Development Management, LLC	United States of America	72.8	72.6
SeD Builder, LLC	United States of America	-	85.4
Hapi Metaverse Inc. (f.k.a. GigWorld Inc.)	United States of America	99.6	99.6
HotApp BlockChain Pte. Ltd.	Singapore	99.6	99.6
HotApp International Limited	Hong Kong	99.6	99.6
SeD REIT Inc.	United States of America	-	85.4
HWH World Inc.	United States of America	-	74.6
HWH World Pte. Ltd.	Singapore	81.1	74.6
UBeauty Limited	Hong Kong	85.7	85.5
HWH World Limited	Hong Kong	81.1	74.6
HWH World Inc.	South Korea	81.1	74.6
Alset Energy Inc.	United States of America	-	85.5
BioHealth Water Inc.	United States of America	85.7	85.5
Hapi Robot Pte. Ltd. (f.k.a. Impact BioHealth Pte. Ltd.)	Singapore	85.7	85.5
American Home REIT Inc.	United States of America	100	100
Alset Solar Inc.	United States of America	-	68.3
HWH KOR Inc.	United States of America	-	74.6
Alset Capital Inc. (f.k.a. OpenBiz Inc.)	United States of America	-	100
Hapi Cafe Inc.	Texas, United States of America	81.1	74.6
HWH (S) Pte. Ltd.	Singapore	85.7	85.5
LiquidValue Development Pte. Ltd.	Singapore	100	100
LiquidValue Development Limited	Hong Kong	100	100
Alset F&B Holdings Pte. Ltd.	Singapore	81.1	74.6

Credas Capital Pte. Ltd.	Singapore	64.2		64.1
Credas Capital GmbH	Switzerland	64.2		64.1
Smart Reward Express Limited	Hong Kong	49.8	*	74.1
AHR Texas Two, LLC	United States of America	100		100
AHR Black Oak One, LLC	United States of America	85.7		85.4
AHR Texas Three, LLC	United States of America	100		100
Hapi Cafe Korea Inc.	South Korea	81.1		74.6
Alset Management Group Inc.	United States of America	-		77.0
Alset Acquisition Sponsor, LLC	United States of America	93.5		93.5
HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.)	Delaware, United States of America	81.1		53.7
Alset Spac Group Inc.	United States of America	93.5		93.5
Hapi Travel Pte. Ltd.	Singapore	81.1		74.6
Hapi WealthBuilder Pte. Ltd.	Singapore	81.1		74.6
Alset eVehicle Pte. Ltd.	Singapore	-		85.5
Hapi iRobot Pte. Ltd. (f.k.a. Hapi Marketplace Pte. Ltd.) (f.k.a. HWH Marketplace Pte. Ltd.)	Singapore	81.1		74.6
HWH International Inc.	Nevada, United States of America	81.1		74.6
Hapi Cafe SG Pte. Ltd.	Singapore	81.1		74.6
Alset Reits Inc.	United States of America	-		100
HWH Merger Sub, Inc.	United States of America	-		53.7
Hapi Metaverse Inc.	Texas, United States of America	-		99.6
Hapi Cafe Limited	Hong Kong	99.6		99.6
Hapi Group HK Limited (f.k.a. MOC HK Limited)	Hong Kong	99.6		99.6
AHR Texas Four, LLC	United States of America	100		100
Alset F&B (PLQ) Pte. Ltd.	Singapore	-		74.6
NewRetail-AI Inc.	United States of America	-		99.6
Hapi Robot Service Pte. Ltd. (f.k.a. Hapi Acquisition Pte. Ltd.)	Singapore	99.6		99.6
Hapi Travel Limited	Hong Kong	-		99.6
Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.)	China	99.6		99.6
Dongguan Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
GuangZhou Leyouyou Catering Management Co., Ltd	China	99.6		99.6
Robot Ai Trade Pte. Ltd.	Singapore	85.7		85.5
Ketomei Pte. Ltd.	Singapore	39.7	*	-
Hapi MarketPlace Inc.	United States of America	81.1		-
Hapi Café Co., Ltd.	Taiwan	99.6		-
Hapi Home Inc.	United States of America	81.1		-
Hapi Robot Inc.	United States of America	72.3		-

*	Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

During the year ended December 31, 2024, the Company disposed of few subsidiaries which had no or very minimal activities. The disposal of these entities had immaterial effect on the Company’s consolidated financial statements.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. On December 31, 2024 and 2023, the Company adjusted $0 and $951,349 between building and land, respectively. During the years ended December 31, 2024 and 2023, the Company adjusted depreciation expenses of $0 and $17,525, respectively.

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

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit were outstanding as of December 31, 2024 and 2023. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of December 31, 2024 and 2023, the total balance of this account was $107,874 and $107,767, respectively.

The Company puts funds into a brokerage account specifically for equity investment. As of December 31, 2024 and 2023, the cash balance in that brokerage account was $832,065 and $859,799, respectively.

Investments Held in Trust Account

At December 31, 2024 and 2023, the Company had approximately $0 and $21.0 million, respectively, in investments in treasury securities held in the Trust Account. The funds in the Trust Account were subject to redemption by investors of HWH International Inc. (formerly known as Alset Capital Acquisition Corp.) The funds in Trust Account were valued at Level 1 observable input.

Account Receivables and Allowance for Credit Losses

Account receivables is recorded at invoiced amounts net of an allowance for credit losses and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Account receivables considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024 and 2023, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2024 and 2023, the balance of account receivables was $75,646 and $77,517, respectively.

Other Receivables and Allowance for Credit Losses

Other receivables include developer reimbursements for Lakes at Black Oak and Alset Villas projects. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at December 31, 2024 and 2023.

On January 9, 2024, the Company sold 320,000 shares of HWH International Inc. (“HWH”) to two investors (160,000 shares to each). The consideration for each of the two purchases of stock was $8,000,000, which was paid through the issuance of promissory notes at the purchase price of $50 per share. These promissory notes carry interest of 1.5% and have maturity dates two years from the date of the notes. Each investor also entered into a Security Agreement. Security interest in the brokerage account into which each investor deposited the Shares (the “Collateral”) shall in each case serve as security for the Company’s repayment of their respective promissory notes, and repossession of such Collateral by the Company shall be the sole recourse for non-payment. On December 31, 2024, HWH’s stock price was $0.64. The Company does not expect that investors will repay the promissory notes when due, as the value of the shares is significantly lower than the original purchase price of $50 per share. The Company expects that all the shares will be returned to the Company at the notes’ maturity date and the notes will be canceled as well. Accordingly, the Company has not recognized the receivable or any gain or loss related to the transaction.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of December 31, 2024 and 2023, inventory consisted of finished goods from subsidiaries of HWH International Inc. and Hapi Metaverse Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

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

On April 12, 2021, the Company acquired 6,500,000 common shares of Value Exchange International, Inc. (“Value Exchange International” or “VEII”), an OTC listed company, for an aggregate subscription price of $650,000. On October 17, 2022 the Company purchased additional 7,276,163 common shares of VEII for an aggregate purchase price of $1,743,734. On September 6, 2023, the Company converted $1,300,000 of VEII loan into 7,344,632 common shares. After these transactions, the Company owns approximately 48.7% of VEII and exercises significant influence over it. Our Chief Executive Officer, Chan Heng Fai, is also an owner of the common stock of VEII (not including any common shares we hold). Additionally, certain members of our board of directors serve as directors of Value Exchange International. The stock’s fair value is determined by quoted stock prices.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “First Credit Agreement”) with VEII. The First Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the First Credit Agreement at 8%. The First Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, the Company’s subsidiary Hapi Metaverse Inc. loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the First Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the First Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“Second Credit Agreement”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. The Second Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the Second Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the Second Credit Agreement for a period of three years. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount.

Our Chairman, Chan Heng Fai and a member of the Board of Directors of Hapi Metaverse, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung and Lim Sheng Hon, Danny). The Company currently owns a total of 21,179,275 shares (representing approximately 48.55%) of VEII.

The Company has a portfolio of trading securities. The objective is to generate profits on short-term differences in market prices. The Company does not have significant influence over any trading securities in our portfolio and fair value of these trading securities are determined by quoted stock prices.

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. DSS Inc., American Premium Water Corporation (“APW”, d.b.a. New Electric CV Corporation, “NECV”), Value Exchange International Inc., Sharing Services Global Corp. (“SHRG”) and Impact Biomedical Inc. (“Impact”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or under fair value accounting.

The Company has significant influence over DSS as we owned approximately 48.9% of the common stock of DSS as of December 31, 2024, and our Chief Executive Officer, Chan Heng Fai, is an owner of additional common stock of DSS (not including any common or preferred shares we hold). In addition, our Chief Executive Officer is the Chairman of the Board of Directors of DSS. Apart from Chan Heng Fai, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of DSS (Chan Tung Moe, our Co-Chief Executive Officer and a son of Chan Heng Fai, and Lim Sheng Hon, Danny). The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or we could elect the fair value option accounting.

The Company has significant influence over APW as the Company holds approximately 0.5% of the common shares of APW. Additionally, our Chief Executive Officer, Chan Heng Fai, is the majority owner of the common stock of APW (not including any common shares we hold). The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or we could elect the fair value option accounting.

The Company has significant influence over SHRG as the Company holds approximately 29.0% of the common shares of SHRG, our Chief Executive Officer holds a director and chairman position on SHRG’s Board of Directors and three of the directors of the Company are the directors of SHRG. Additionally, our Chief Executive Officer is a significant stockholder of SHRG shares.

On August 8, 2023, DSS Inc. distributed shares of Impact Biomedical Inc., beneficially held by DSS, in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company and its majority owned subsidiaries received 4,568,165 shares of Impact, representing 39.7% of the issued and outstanding shares of Impact’s common stock. Each share of Impact distributed as part of the distribution is not eligible for resale until 180 days from the date Impact’s initial public offering becomes effective under the Securities Act, subject to the discretion of DSS to lift the restriction sooner. On September 17, 2024, Impact completed its Initial Public Offering and its shares started to trade on New York Stock Exchange. Based on the management’s analysis, the fair value of Impact shares was approximately $0 at the distribution date and December 31, 2023. The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or we could elect the fair value option accounting.

The Company has elected the fair value options for the equity securities noted above that would otherwise be accounted for under the equity method of accounting to better match the measurement of assets and liabilities in the Consolidated Statements of Operations. DSS, VEII, SHRG and Impact are publicly traded companies and fair value of these equity investments is determined by the quoted stock prices. On December 31, 2024 and 2023, the fair value (calculated by market trading prices on the end dates of the periods) of total held equity stock of DSS, VEII, SHRG and Impact was $11,028,405 and $9,381,636, respectively.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. We value APW warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APW were $860,342 as of July 17, 2020, the purchase date and $973 and $430 as of December 31, 2024 and 2023, respectively.

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

On September 8, 2020, the Company’s indirect subsidiary, Hapi Robot Pte. Ltd. (f.k.a. Impact Biohealth Pte. Ltd.) acquired 1,666 shares, approximately 1.45% ownership, from Nervotec Pte Ltd (“Nervotec”), a private company, at the purchase price of $36,628. The Company applied ASC 321 and measured Nervotec at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2024, the value of the investment in Nervotec is $589, as the Company wrote off $37,287 of this investment.

On September 30, 2020, the Company’s former indirect subsidiary, HWH Global Inc. (f.k.a. HWH International Inc.) acquired 3,800 shares, approximately 19% ownership, from HWH World Company Limited (f.k.a. Hyten Global (Thailand) Co., Ltd.) (“HWH World Co.”), a private company, at a purchase price of $42,562. HWH Global Inc. was sold on December 31, 2023.

On May 31, 2021, the Company’s indirect subsidiary, UBeauty Limited, invested $19,609 in K Beauty Research Lab Co., Ltd (“K Beauty”) for 18% ownership. K Beauty was established for sourcing, developing and producing variety of Korea-made beauty products as well as Korea - originated beauty contents for the purpose of distribution to HWH’s membership distribution channel.

On March 14, 2024, the Company entered into shares subscription agreement to subscription of shares in Ideal Food & Beverage Pte. Ltd. (“IFBPL”) with the subscription of 19,000 shares, constituting 19% of the shares of IFBPL. The subscription fee of $14,010 was paid to IFBPL on May 23, 2024. The Company impaired this investment of $14,010 and total impairment expenses were $14,205 due to net liabilities of IFBPL as of December 31, 2024.

On April 25, 2024, the Company entered into a binding term sheet (the “Term Sheet”) through its subsidiary Health Wealth Happiness Pte Ltd. (“HWHPL”) outlining a joint venture with Chen Ziping, an experienced entrepreneur in the travel industry, and Chan Heng Fai, the Company’s Executive Chairman, as a part of the Company’s strategy of building its travel business in Asia. The joint venture company (referred to here as the “JVC”) is known as HapiTravel Holding Pte. Ltd. The JVC was incorporated in July 2024 and is owned by: (a) HWHPL will hold 19% of the shares in the JVC; (b) Chan Heng Fai will hold 11%; and (c) the remaining 70% of the shares in the JVC are to be held by Chen Ziping.

There has been no indication of impairment or changes in observable prices via transactions of similar securities and is still carried at a cost.

Investment Securities under Equity Method Accounting

The Company accounts for equity investments in certain entities with significant influence under equity-method accounting. Under this method, the Group’s pro rata share of income (loss) from investment is recognized in the consolidated statements of comprehensive income. Dividends received reduce the carrying amount of the investment. When the Company’s share of loss in an equity-method investee equals or exceeds its carrying value of the investment in that entity, the equity method investment can be reduced below zero based on losses if the Company either be liable for the obligations of the investee or provide for losses in excess of the investment when imminent return to profitable operations by the investee appears to be assured. Otherwise, the Company does not recognize its share of equity method losses exceeding its carrying amount of the investment. Equity-method investment is reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other-than-temporary. In making this determination, factors are evaluated in determining whether a loss in value should be recognized. These include consideration of the intent and ability of the Group to hold investment and the ability of the investee to sustain an earnings capacity, justifying the carrying amount of the investment. Impairment losses are recognized in other expense when a decline in value is deemed to be other-than-temporary.

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 16.4% of American Medical REIT Inc. (“AMRE”), a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. DSS, of which we own 48.9% and have significant influence over, owns 80.4% of AMRE. Therefore, the Company has significant influence on AMRE.

American Pacific Financial, Inc.

Pursuant to Securities Purchase Agreement from March 12, 2021 the Company purchased 4,775,523 shares of the common stock of American Pacific Financial Inc., formerly known as American Pacific Bancorp, Inc. (“APF”) and gained majority ownership in that entity. APF was consolidated into the Company under common control accounting. On September 8, 2021 APF sold 6,666,700 shares Series A Common Stock to DSS, Inc. for $40,000,200 cash. As a result of the new share issuances, the Company’s ownership percentage of APF fell below 50% to 41.3% (and subsequently to 36.9%) and the entity was deconsolidated in accordance with ASC 810-10. Upon deconsolidation the Company elected to apply the equity method accounting as the Company still retained significant influence. During the year ended December 31, 2024 the investment loss was $3,205,094. During the year ended December 31, 2023 the investment loss was $24,241,856. As of December 31, 2024 and 2023, the investment in APF was $4,221,296 and $7,426,390, respectively.

Ketomei Pte Ltd

On June 10, 2021 the Company’s indirect subsidiary Hapi Café Inc. lent $76,723 to Ketomei Pte. Ltd. (“Ketomei”). On March 21, 2022 HCI-T entered into an agreement pursuant to which the principal of the loan together with accrued interest were converted into an investment in Ketomei. At the same time, Hapi Cafe invested an additional $179,595 in Ketomei. After the conversion and fund investment HCI-T held 28% of Ketomei as of December 31, 2023. Ketomei is in the business of selling cooked food and drinks through a subscription model. At December 31, 2023, the Company wrote off the investment in Ketomei of $121,471, as the Company did not believe it was be able to recover this investment. On February 20, 2024, Hapi Cafe invested $312,064 for an additional 38.41% ownership interest in Ketomei by converting $312,064 of convertible loan. The loan was impaired at the year ended of December 31, 2023, therefore, $312,064 was transferred from impairment of convertible loan to impairment of equity method investment. After this additional investment, Hapi Cafe owns 55.65% (the Company owns indirectly 45.5%) of Ketomei’s outstanding shares and Ketomei is consolidated into the financial statements of the Company beginning on February 20, 2024.

Sentinel Brokers Company Inc.

On May 22, 2023 the Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), entered into a Stock Purchase Agreement, pursuant to which SeD Capital purchased 39.8 shares (10.4%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”) for the aggregate purchase price of $279,719. Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as our CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 48.9% and have significant influence over, owns 80.1% of Sentinel. During the years ended December 31, 2024 and 2023, the investment loss in Sentinel was $15,013 and $154,956, respectively. Investment in Sentinel was $109,750 and $124,763 at December 31, 2024 and 2023, respectively.

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

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate of this note was 2% per annum. The conversion price was approximately $21.26 per common share of Vector Com. As of December 31, 2023, the management estimated the fair value of the note to be $77,307. The Company wrote off this loan on March 31, 2024.

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

The Company capitalized construction costs of approximately $0 and $1.2 million for the years ended December 31, 2024 and 2023, respectively.

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

The Company did not record impairment on any of its projects during the years ended on December 31, 2024 and 2023.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of December 31, 2024 and 2023, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the years ended on December 31, 2024 and 2023.

Rental of Model Houses

In May 2023, the Company entered into a lease agreement for one of its model houses located in Montgomery County, Texas. The lease was terminated in February 2025. Management intends to procure a new, tenant to occupy the premises after the office used for real estate sales is converted back to a garage in the first quarter of 2025.

On July 14, 2023, 150 CCM Black Oak, Ltd. entered into a model home lease agreement with Davidson Homes, LLC (“Davidson”). On August 3, 2023, 150 CCM Black Oak, Ltd. entered into a development and construction agreement with Davidson Homes, LLC to build a model house located in Montgomery County, Texas. On January 4, 2024, 150 CCM Black Oak Ltd sent $220,076 to Davidson as reimbursement for final construction cost and the contractor’s fee. The model home lease commenced on January 1, 2024, lease term is twenty-four (24) full months and annual base rent equals to twelve percentage (12%) of the total of the final cost of construction and the contractor’s fee.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

Part of the Company’s real estate business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Lakes at Black Oak project, which represented approximately 79% and 82% of the Company’s revenue in the years ended December 31, 2024 and 2023, respectively, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. In the year ended December 31, 2024 and 2023, the Company did not recognize any deferred revenue and collected all rents due.

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

If any member returns a product to the Company on a timely basis, they may obtain a replacement product from the Company for such returned products. We do not have a buyback program. However, when a customer requests a return and management decides that the refund is necessary, we initiate the refund after deducting all the benefits that a member has earned. The returns are deducted from our sales revenue on our financial statements. Allowances for product and membership returns are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Product and membership returns for the years ended December 31, 2024 and 2023 were approximately $0 and $1,183, respectively.

Annual Membership. The Company collects an annual membership fee from its members. The fee is fixed, paid in full at the time upon joining the membership and is not refundable. The Company’s performance obligation is to provide its members the right to (a) purchase products from the Company, (b) access to certain back-office services, (c) receive commissions and (d) attend corporate events. The associated performance obligation is satisfied over time, generally over the term of the membership agreement which is for a one-year period. Before the membership fee is recognized as revenue, it is recorded as deferred revenue. Deferred revenue relating to membership was $0 and $0 at December 31, 2024 and 2023, respectively. Starting in 2020 the revenue from sale of membership declined to $0 in 2022. The Company is currently working on a new membership model.

Other Businesses

Food and Beverage. The Company, through Alset F&B One and Alset F&B PLQ each acquired a restaurant franchise licenses at the end of 2021 and 2022 respectively, both of which have since commenced operations. These licenses allow Alset F&B One and Alset F&B PLQ each to operate a Killiney Kopitiam restaurant in Singapore. Killiney Kopitiam, founded in 1919, is a Singapore-based chain of mass-market, traditional kopitiam style service cafes selling traditional coffee and tea, along with a range of local delicacies such as Curry Chicken, Laksa, Mee Siam, and Mee Rebus.

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

In February of 2024, HCI-T acquired an additional café in South Korea.

In 2023, the Company incorporated new subsidiaries Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co. Ltd.) and Dongguan Leyouyou Catering Management Co., Ltd. in the People’s Republic of China. These companies will be principally engaged in the food and beverage business in Mainland China.

Additionally, through its subsidiary Hapi Group HK Limited (f.k.a. MOC HK Limited), the Company is focusing on operating café business in Hong Kong. This business was acquired on October 5, 2022. During the acquisition, a goodwill of $60,343 had been generated for the Company. The café was closed on September 16, 2024 and the goodwill was impaired during the year ended December 31, 2024.

In the second quarter of 2024, the Company ceased operations of its subsidiary Alset F&B (PLQ) Pte. Ltd. Due to the closure of this subsidiary, the Company wrote off $5,820 of fixed assets, which is included in general and administrative expenses and recorded a gain on termination of lease of $246, which is included in other income on the Company’s Statement of Operations for the year ended December 31, 2024.

Remaining performance obligations. As of December 31, 2024 and 2023, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Deferred Revenue

The Company recognizes deferred revenue when payments are received in advance of fulfilling its performance obligations. Deferred revenue at December 31, 2024, 2023, and 2022 was $2,100, $18,714, and $707,145, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the years ended on December 31, 2024 and 2023, the Company recorded $0 as stock-based compensation expense.

Foreign Currency

Functional and reporting currency

Items included in the financial statements of each entity in the Company are measured using the currency of the primary economic environment in which the entity operates (“functional currency”). The financial statements of the Company are presented in U.S. dollars (the “reporting currency”).

The functional and reporting currency of the Company is the United States dollar (“$”). The financial records of the Company’s subsidiaries located in Singapore, Hong Kong, Australia, South Korea and China are maintained in their local currencies, the Singapore Dollar (“S$”), Hong Kong Dollar (“HK$”), Australian Dollar (“AUD”), South Korean Won (“KRW”) and Chinese Yuan (“CN¥”), which are also the functional currencies of these entities.

Transactions in foreign currencies

Transactions in currencies other than the functional currency during the year are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the statement of operations.

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded $3,039,135 gain on foreign exchange during the year ended on December 31, 2024 and $697,286 loss during the year ended on December 31, 2023. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive loss of $4,480,570 from foreign currency translation for the year ended December 31, 2024 and $301,579 loss for the year ended December 31, 2023, in accumulated other comprehensive loss.

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

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense in the consolidated statements of operations. Accrued interest and penalties are included in the liability for unrecognized tax benefits in the consolidated balance sheets. In the event that an uncertain tax position is resolved favorably, previously accrued interest and penalties are reversed and recognized as a reduction to income tax expense.

As of December 31, 2024, the Company has not recognized any interest or penalties related to uncertain tax positions in the consolidated financial statements.

The Company’s 2024, 2023 and 2022 tax returns remain open to examination.

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

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At December 31, 2024 there were 425,216 potentially dilutive warrants outstanding. At December 31, 2023 there were 425,216 potentially dilutive warrants outstanding.

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

On December 31, 2024 and 2023, the aggregate non-controlling interests in the Company were $8,867,785 and $8,601,562, respectively.

Impairment of Long-lived Assets

Real Estate

Our policy is to obtain an independent third-party valuation for each major project in the United States to identify triggering events for impairment. Our management may use a market comparison method to value other relatively small projects. In addition to the annual assessment of potential triggering events in accordance with ASC 360 – Property Plant and Equipment (“ASC 360”), we apply a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

Goodwill

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently, if the management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Loans and Investments

The Company evaluates loans and investments for impairment at each reporting date. For loans, impairment is recognized when it is probable that the Company will be unable to collect all amounts due according to the contractual terms. For investments, an impairment loss is recorded if the decline in fair value is considered other-than-temporary. Impairment losses are measured based on the difference between the carrying amount and estimated fair value, with changes recognized in the consolidated statements of operations.

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

As of December 31, 2024 and 2023, the capitalized financing costs were $0 and $1,225,739, respectively.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on December 31, 2024 on a retrospective basis. The adoption of this guidance does not have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its financial statements.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity’s expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits.

For the year ended December 31, 2024, two customers accounted for approximately 30%, and 70% of the Company’s property and development revenue. For the year ended December 31, 2023, three customers accounted for approximately 36%, 36%, and 28% of the Company’s property and development revenue.

4. SEGMENTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers (the “CODMs”), or decision–making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers are the two Co-CEOs, who review and assess the performance of the Company as a whole. The Company reports its segment information to reflect the manner in which the CODMs review and assess performance. The Company has four operating segments based on the products and services we offer, which include three of our principal businesses – real estate, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities. In determination of segments, the Company, together with its CODMs, considers factors that include the nature of business activities, allocation of resources and management structure.

The primary financial measures used by the CODMs to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODMs use net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Income. Segment expenses and other segment items are provided to the CODMs on the same basis as disclosed in the Consolidated Statements of Income. Costs excluded from segment income (loss) before taxes and reported as “Other” consist of corporate general and administrative activities which are not allocable to the four reportable segments.

The CODMs do not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the Notes to the Financial Statements.

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the years ended December 31, 2024 and 2023:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Year Ended on December 31, 2024
Revenue	$19,608,184	$-	$-	$1,507,715	$21,115,899
Cost of Sales	(12,034,348)	-	(3,370)	(744,906)	(12,782,624)
Gross Margin	7,573,836	-	(3,370)	762,809	8,333,275
Operating Expenses	(1,793,188)	(616,403)	(1,076,095)	(8,964,666)	(12,450,351)
Operating Income (Loss)	5,780,648	(616,403)	(1,079,465)	(8,201,857)	(4,117,076)
Other Income (Expense)	1,522	(2,947,968)	(139,737)	3,188,229	102,046
Net Income (Loss) Before Income Tax	$5,782,170	$(3,564,371)	$(1,219,202)	$(5,013,628)	$(4,015,030)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Year Ended on December 31, 2023
Revenue	$20,963,661	$28,117	$12,758	$1,083,971	$22,088,507
Cost of Sales	(13,915,144)	(9,145)	(54,529)	(597,391)	(14,576,209)
Gross Margin	7,048,517	18,972	(41,771)	486,580	7,512,298
Operating Expenses	(1,312,024)	(468,679)	(869,683)	(7,734,566)	(10,384,952)
Operating Income (Loss)	5,736,493	(449,707)	(911,454)	(7,247,986)	(2,872,654)
Other Income (Expense)	47,363	(6,066,133)	(593,994)	(51,700,965)	(58,313,729)
Net Income (Loss) Before Income Tax	$5,783,856	$(6,515,840)	$(1,505,448)	$(58,948,951)	$(61,186,383)

December 31, 2024
Cash and Restricted Cash	$4,928,236	$326,540	$3,375,824	$19,553,127	$28,183,726
Total Assets	44,683,563	3,176,729	5,446,468	43,382,430	96,761,977

December 31, 2023
Cash and Restricted Cash	$3,323,210	$430,807	$568,702	$23,566,574	$27,889,293
Total Assets	62,989,233	5,845,269	2,450,876	55,028,650	126,314,028

5. REAL ESTATE ASSETS

As of December 31, 2024 and 2023, real estate assets consisted of the following:

	December 31, 2024	December 31, 2023

Construction in Progress	$-	$6,983,974
Land Held for Development	-	3,382,792
Rental Properties	30,695,669	31,770,386
Total Real Estate Assets	$30,695,669	$42,137,152

Single family residential properties

As of December 31, 2024 and 2023, the Company owns 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $1,056,206 and $1,050,897 in years ended December 31, 2024 and 2023, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SRFs as of December 31, 2024:

	Number of Homes	Aggregate investment	Average Investment per Home

SFRs	132	$33,190,603	$251,444

6. NOTES PAYABLE

As of December 31, 2024 and 2023, notes payable consisted of the following:

	December 31, 2024	December 31, 2023
Motor Vehicle Loans	$123,118	$156,926
Loans for Operations	37,837	-
Promissory Note to EF Hutton LLC	1,255,345	-
Total notes payable	$1,416,300	$156,926

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan expired during 2022 and only L/C is outstanding as of December 31, 2024 and 2023. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 approximately $201,751 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

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

Both loans are personally guaranteed by our Chairman, Chan Heng Fai.

Future minimum principal payments under existing motor vehicle loans at December 31, 2024 in each calendar year through the end of their terms are as follows:

2025	$29,842
2026	29,842
2027	29,842
2028	20,769
Thereafter	12,823
Total Future Payments	$123,118

Loans for Operations

The Company’s subsidiary, Ketomei Pte Ltd (“Ketomei”) has a loan from DBS Bank Limited, which was used to fund Ketomei’s current operations. Ketomei owes DBS $34,156 at December 31, 2024.

Ketomei also borrowed $42,696 from an individual on February 21, 2022, which consisted of principal of $36,807 and interest of $5,889 for 2 years at 8% interest rate per annum. Ketomei repaid $39,015 in 2024 and owes $3,681 at December 31, 2024, which will be repaid in 6 installments in 2025.

Promissory Note to EF Hutton LLC

On December 18, 2023, the Company’s subsidiary, HWH International Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and EF Hutton LLC (“EF Hutton”), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event HWH completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full. The first installment of the note that was due in October 2024 was paid in January 2025, resulting in a default due to the delay in payment. We are currently in negotiations with EF Hutton to resolve the default status and restore the account to good standing. As of December 31, 2024, the Company accrued $70,970 in interest on the promissory note and owed $1,255,345 to EF Hutton.

7. RELATED PARTY TRANSACTIONS

Purchase Shares and Warrants from APW

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. We value APW warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APW were $860,342 as of July 17, 2020, the purchase date and $973 and $430 as of December 31, 2024 and 2023, respectively. The difference of $945,769 of fair value of stock and warrants, total $1,067,808 and the purchase price $122,039, was recorded as additional paid in capital as it was a related party transaction.

Reorganization of Home Rental Business

On December 9, 2022, the Company entered into an agreement with Alset EHome Inc. and Alset International Limited, two majority-owned subsidiaries of the Company, pursuant to which the Company agreed to reorganize the ownership of its home rental business. Previously, the Company and certain majority-owned subsidiaries collectively owned 132 single-family rental homes in Texas. 112 of these rental homes are owned by subsidiaries of American Home REIT Inc. (“AHR”). The Company owns 85.7% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of Alset EHome Inc.

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

SHRG Shares Dividend Received from DSS

On May 4, 2023, DSS distributed approximately 280 million shares SHRG beneficially held by DSS and its subsidiaries in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company directly received 70,426,832 shares of SHRG, and through its majority-owned subsidiary Alset International Limited, and certain subsidiaries of Alset International Limited, indirectly received additional 55,197,696 shares of SHRG. On September 12, 2024, SHRG completed 1 for 1,400 reverse stock split. The Company and its majority-owned subsidiaries now collectively own 89,732 shares of SHRG, representing 29.0% of the issued and outstanding shares of SHRG Common Stock (such number of SHRG shares held and ownership percentage do not include any shares held by affiliates of the Company which we do not hold a majority interest in). Additionally, our founder, Chairman and Chief Executive Officer, Chan Heng Fai, directly and indirectly is the owner of additional shares of SHRG and is a beneficial owner of significant number of SHRG shares (including those shares owned by Alset Inc. and its majority-owned subsidiaries).

Stock Purchase Agreement with DSS

On December 10, 2024, the Company entered into a stock purchase agreement with DSS, pursuant to which the Company agreed to purchase 820,597 newly issued shares of DSS’s common stock for a total purchase price of $800,000 (representing a price of $0.9749 per share of DSS common stock).

The Company and its various subsidiaries are collectively the largest shareholder of DSS. The Company’s Chairman, Chief Executive Officer and majority stockholder, Chan Heng Fai, is also the Executive Chairman of DSS and a significant stockholder of DSS.

Consolidation of HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.)

On May 1, 2023, Alset Capital Acquisition Corp. (now known as HWH International Inc.) (“Alset Capital”) held a Special Meeting of Stockholders. In connection with the Special Meeting and certain amendments to Alset Capital’s Amended and Restated Certificate of Incorporation, 6,648,964 shares of Alset Capital’s Class A Common Stock were rendered for redemption. Following the redemption, 2,449,786 shares of Class A Common Stock of Alset Capital remained issued and outstanding, including 473,750 shares held by the Company. The Company also owned 2,156,250 shares of Alset Capital’s Class B Common Stock. Following the redemptions, Company’s ownership in Alset Capital has increased from 23.4% of the total shares of common stock to 58.0% of the total number of outstanding shares of the two classes. The Company recognized $21,657,036 loss on the consolidation of Alset Capital. The loss is included in Company’s Consolidated Statement of Operations for the year ended December 31, 2023.

Purchase of Additional Shares of HWH International Inc.

On November 25, 2024, the Company entered into a stock purchase agreement with HWH pursuant to which the Company agreed to purchase 4,411,764 newly issued shares of the HWH’s common stock for a purchase price of $0.68 per share.

On December 24, 2024, the Company entered into a stock purchase agreement with HWH pursuant to which the Company agreed to purchase 1,300,000 newly issued shares of the HWH’s common stock for a purchase price of $0.45 per share.

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

New HWH currently has 32,382,102 shares of common stock issued and outstanding. Of these shares, a total of 25,213,331 shares of New HWH common stock are now owned by the Sponsor, Alset International, and the Company directly. In addition, the Sponsor owns warrants convertible into up to 236,875 shares of New HWH common stock upon exercise.

The transaction described above was a transaction between entities under common control. In the transactions under common control, financial statements and financial information were presented as of the beginning of the period as though the assets and liabilities had been transferred at that date. The Company controlled both entities before and after the transaction and accordingly, the transaction had no effect on the Company’s financial statements as the equity was eliminated in consolidation.

Purchase and Sale of Hapi Travel Ltd. Stock

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

On December 17, 2024, this company was sold to HapiTravel Holding Pte. Ltd. for a consideration of $82,635 with $257,733 gain recognized for the deal. The disposal of HTL had immaterial impact on Company’s financial statements.

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

On September 6, 2023, Hapi Metaverse converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the 1st VEII Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. On December 31, 2024 the fair value of the remaining $100,000 of convertible note and warrants was $24,283 and $1,299,973, respectively. On December 31, 2023 the fair value of the remaining $100,000 of convertible note and warrants was $101,150 and $2,487,854, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, Hapi Metaverse loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the 2nd VEII Credit Agreement for a period of three years. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle Hapi Metaverse to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. The fair value of this convertible note on December 31, 2024 and 2023 was $447,480 and $1,106,477, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000 (“2024 Credit Line”). Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement is due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date”). Prior to the Advance Maturity Date, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount. The fair value of this convertible note on December 31, 2024 was $97,867. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

Convertible Notes to Sharing Services

On January 17, 2024, the Company received a Convertible Promissory Note (the “1st SHRG Convertible Note”) from Sharing Services Global Corp., an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the 1st SHRG Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The 1st SHRG Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the 1st SHRG Convertible Note, or July 17, 2024. The terms of the note and maturity date were subsequently extended, following the agreement of both parties. On November 12, 2024, the Company entered into terms with SHRG to waive all interest previously accrued under the 1st SHRG Convertible Note, and supersede the conditions thereof. The principal $250,000 loan was carried forward under a new Convertible Promissory Note (the “New Convertible Note”), and under the terms of the New Convertible Note, the Company may, at its discretion, convert a portion or all of the original principal into shares of SHRG’s common stock at a fixed rate of $0.10 per share. The New Convertible Note bears an 8% interest rate and has a scheduled maturity of the second (2nd) anniversary of the date thereof, or November 12, 2026. The fair value of this New Convertible Note on December 31, 2024 was $468,093. (For further details on fair value valuation refer to Note 12. – Investments Measured at Fair Value, Convertible Note Receivables).

On March 20, 2024, HWH International Inc., a subsidiary of the Company, entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note (the “2nd SHRG Convertible Note) in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the 2nd SHRG Convertible Note nor exercised any of the warrants. On December 31, 2024 the fair value of the 2nd SHRG Convertible Note and warrants was $212,865 and $13,272, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On May 9, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “3rd SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The 3rd SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 3rd SHRG Convertible Note. Additionally, upon signing the 3rd SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 3rd SHRG Convertible Note. On December 31, 2024 the fair value of the 3rd SHRG Convertible Note was $230,871. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On June 6, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “4th SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 4th SHRG Convertible Note. Additionally, upon signing the 4th SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 4th SHRG Convertible Note. On December 31, 2024, the fair value of the 4th SHRG Convertible Note was $212,865. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On August 13, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “5th SHRG Convertible Note”) in the amount of $100,000, convertible into 35,714 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. The 5th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 5th SHRG Convertible Note. Additionally, upon signing the 5th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 5th SHRG Convertible Note. On December 31, 2024, the fair value of the 5th SHRG Convertible Note was $88,209. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

Advance to Related Party

On February 20, 2024, the Company sent $550,000 to Sentinel Brokers Company Inc. (“Sentinel”). The initial purpose of the transfer was to invest in shares of this company. The transaction did not close as planned and $467,107 of the funds were returned, with $82,893 written off. The Company has significant influence over Sentinel as it holds 10.4% of outstanding shares of Sentinel and its CEO holds a director position on Sentinel’s Board of Directors.

Apartment Rental for the CEO

The Company is renting an apartment in Singapore for its CEO and Chairman, Chan Heng Fai, as part of the compensation for his services. The Company paid $20,908 deposit for the apartment and had expenses of $91,203 and $119,326 in the years ended December 31, 2024 and 2023, respectively. The lease expired in September 2024 and the Company did not extend that lease.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. On December 31, 2024 and 2023, the outstanding balance was $11,618 and $12,716, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of December 31, 2024 and December 31, 2023, the outstanding balance was $4,176 and $4,153, respectively.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, Chief Development Officer of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary is paying $25,000 per month for consulting services. In addition, MacKenzie Equity Partners has been paid certain bonuses, including (i) a sum of $50,000 in June, 2022; (ii) a sum of $50,000 in August 2023; (iii) a sum of $50,000 in December 2023; and (iv) a sum of $60,000 in June, 2024.

The Company incurred expenses of $360,000 and $400,000 in the years ended December 31, 2024 and 2023, which were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December 31, 2024 and 2023, the Company owed this related party $41,602 and $27,535, respectively. These amounts are included in Accounts Payable in the accompanying condensed consolidated balance sheets.

CA Global Consulting Inc., an entity owned by Anthony Chan, the former Chief Operating Officer of the Company, had a consulting agreement with the Company dated April 8, 2021, as amended on May 6, 2022. As of June 13, 2024, the Company terminated the consulting agreement with CA Global Consulting Inc., and the Company ceased paying consulting fees in the amount of $15,000 per month. The Company incurred expenses of $77,500 and $120,000 in the years ended December 31, 2024 and 2023, respectively.

Note Receivable from a Related Party

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

The amount due from Ketomei at December 31, 2023 was $0.

On February 20, 2024, HCI-T invested $312,064 for an additional 38.41% ownership interest in Ketomei by converting $312,064 of convertible loan. The loan was impaired at the year ended of December 31, 2023, therefore, $312,064 was transferred from impairment of convertible loan to impairment of goodwill. After this additional investment, Hapi Cafe owns 55.65% (the Company owns indirectly 45.5%) of Ketomei’s outstanding shares and Ketomei is consolidated into the financial statements of the Company beginning on February 20, 2024.

On October 13, 2021, the Company’s indirect subsidiary, BMI Capital Partners International Limited (“BMI”) entered into a loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matured on January 12, 2023, with automatic three-month extensions. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of December 31, 2024 and 2023 LVAML owes the Company $463,995 and $534,671, respectively.

On September 28, 2023 Alset International Limited (“Alset International”) entered into loan agreement with Value Exchange International Inc., pursuant to which Alset International agreed to lend $500,000 to VEII. The loan carries simple annual interest rate of 8%. As of December 31, 2024 and 2023 the Company accrued $40,000 and $10,000 interest, respectively, and VEII owed $550,000 and $510,000, respectively, to Alset International.

On November 6, 2024, the Company signed a loan agreement with HTHPL in the amount of $137,658 at a rate of 5% per annum, the maturity date of which is on or before the second anniversary of the effective date.

On December 18, 2024, the Company sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

As of December 31, 2024, HTHPL owed the Company a total of $139,370, which is recorded in other receivables in the financial statements.

Note 8. GOODWILL

On October 4, 2022, the Company completed its F&B business acquisition of MOC, an F&B business started in Hong Kong. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition was initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

As a result of the acquisition of MOC, goodwill of $60,343 generated in a business combination represents the purchase price of $70,523 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment.

On September 16, 2024, the Company temporarily ceased the café business of MOC after the café’s lease expired and MOC declined to enter into a new lease with the landlord. The Company is searching for a better location to restart the business in the future. As a result, the goodwill of $60,343 was fully impaired on December 31, 2024.

On April 18, 2024, the Company completed its F&B business acquisition of HCTW, an F&B business started in Taiwan. The accompanying consolidated financial statements include the operations of the acquired entity from its acquisition date. The acquisition has been accounted for as a business combination. Accordingly, consideration paid by the Company to complete the acquisition is initially allocated to the acquired assets and liabilities assumed based upon their estimated acquisition date fair values.

As of the date of acquisition, HCTW had a total of $429,962 due to a related party, Alset Business Development Pte. Ltd, (“ABDPL”) a fellow subsidiary of Alset Inc., our ultimate parent company. HCTW borrowed the money from ABDPL since 2022 for its business start-up and daily operations. As a result of the acquisition of HCTW, the Company assumed HCTW’s amount due to ABDPL.

As a result of the acquisition of HCTW, goodwill of $353,616 generated in a business combination represents the purchase price of $3,300 in excess of identifiable tangible and intangible assets. Goodwill and intangible assets that have an indefinite useful life are not amortized. Instead, they are reviewed periodically for impairment. The Company impaired the goodwill of $353,616 as a loss in June of 2024 due to the poor financial situation of HCTW.

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

The Company evaluates goodwill on an annual basis in the fourth quarter or more frequently if the management believes indicators of impairment exist. Such indicators could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management conducts a quantitative goodwill impairment test. The impairment test involves comparing the fair value of the applicable reporting unit with its carrying value. The Company estimates the fair values of its reporting units using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The following table summarizes changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023

Balance at beginning of the period	$60,273	$60,343
Add: acquisition of HCTW	353,616	-
Less: impairment loss of goodwill of HCTW	(353,616)	-
Less: impairment loss of goodwill of MOC	(60,624)	-
Foreign currency exchange adjustment	(351)	(70)
Balance as of end of the period	$-	$60,273

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

On December 31, 2024, there were 9,235,119 common shares issued and outstanding.

The following table summarizes the warrant activity for the year ended December 31, 2024.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2023	603,051	$80.46	2.37	$-
Warrants Vested and exercisable at December 31, 2023	603,051	$80.46	2.37	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of December 31, 2024	603,051	$80.46	1.36	$-
Warrants Vested and exercisable at December 31, 2024	603,051	$80.46	1.36	$-

Class A Common Stock of HWH International Inc. Subject to Possible Redemption

The Company accounts for its, and its subsidiaries’ common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to possible redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023, the Class A common stock of HWH International Inc. subject to possible redemption in the amount of $20,457,011, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. On December 31, 2024, following redemptions and closing of Business Combination, the temporary equity is $0.

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

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2024	$(54,921)	$(119,566)	$3,784,206	$3,609,719

Other Comprehensive Loss	-	(3,841,305)	(618,276)	(4,459,581)

Balance at December 31, 2024	$(54,921)	$(3,960,871)	$3,165,930	$(849,862)

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2023	$(54,921)	$121,272	$3,769,712	$3,836,063

Other Comprehensive (Loss) Income	-	(240,838)	14,494	(226,344)

Balance at December 31, 2023	$(54,921)	$(119,566)	$3,784,206	$3,609,719

11. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one year. Future minimum rental revenue under existing leases on our properties at December 31, 2024 in each calendar year through the end of their terms are as follows:

2025	$1,375,915
2026	14,800
Total Future Receipts	$1,390,715

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the years ended December 31, 2024 and 2023, property management fees incurred by the property managers were $141,480 and $137,340, respectively. For the years ended December 31, 2024 and 2023, leasing fees incurred by the property managers were $74,940 and $121,900, respectively.

12. INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2024 and 2023:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Assets
Investment Securities- Fair Value Option	$3,565,089	$7,463,324	$-	$11,028,413
Investment Securities- Trading	2,612,293	2,061,230	-	4,673,523
Warrants - APW	-	-	973	973
Warrants - VEII	-	1,299,973	-	1,299,973
Warrants - SHRG	-	13,272	-	13,272
Convertible Loan Receivable - VEII	-	569,630	-	569,630
Convertible Loan Receivable - SHRG	-	1,212,746	-	1,212,746
Total Investment in Securities at Fair Value	$6,177,382	$12,620,175	$973	$18,798,530

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2023
Assets
Investment Securities- Fair Value Option	$7,537,472	$2,100,720	$-	$9,638,192
Investment Securities- Trading	35,036	1,779,601	-	1,814,637
Convertible Note Receivable	-	-	77,307	77,307
Warrants - APW	-	-	430	430
Warrants - VEII	-	2,487,854	-	2,487,854
Convertible Loan Receivable - VEII	-	1,207,627		1,207,627
Total Investment in Securities at Fair Value	$7,572,508	$7,575,802	$77,737	$15,226,047

Realized gain on investment securities for the year ended December 31, 2024 was $461,247 and realized loss on investment in securities for the year ended December 31, 2023 was $11,375,747. Unrealized loss on securities investment was $942,213 and $2,899,286 in the years ended December 31, 2024 and 2023, respectively. These losses were recorded directly to net loss. The change in fair value of the convertible note receivable in the years ended December 31, 2024 and 2023 was $287,812 and $0 gain, respectively, and was recorded in consolidated statements of stockholders’ equity.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investments at December 31, 2024 and 2023, respectively.

	Share price		Market Value
	12/31/2024	Shares	12/31/2024	Valuation

DSS (Related Party)*	$0.900	3,961,210	$3,565,089	Investment in Securities at Fair Value

Trading Stock			$2,612,293	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$6,177,382

Holista	$0.008	1,000	$8	Investment in Securities at Fair Value

New Electric CV (Related Party)	$0.000	354,039,000	$0	Investment in Securities at Fair Value

AMBS	$0.000	20,000,000	$0	Investment in Securities at Fair Value

Value Exchange (related Party)	$0.035	21,179,275	$749,746	Investment in Securities at Fair Value

Sharing Services (Related Party)**	$1.000	89,732	$89,732	Investment in Securities at Fair Value

Impact BioMedical (Related Party)	$1.450	4,568,165	$6,623,838	Investment in Securities at Fair Value

Trading Stock			$2,061,230	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$9,524,554
Nervotech	N/A	1,666	$589	Investment in Securities at Cost
K Beauty	N/A	3,600	$16,733	Investment in Securities at Cost
Ideal Food and Beverages	N/A	19,000	$0	Investment in Securities at Cost
HapiTravel Holding	N/A	19,000	$140	Investment in Securities at Cost

	Total Equity Securities		$15,719,398

	Share price		Market Value
	12/31/2023	Shares	12/31/2023	Valuation

DSS (Related Party)*	$2.400	3,140,613	$7,537,472	Investment in Securities at Fair Value

Trading Stock			$35,036	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$7,572,508

Holista	$0.007	36,159,845	$246,556	Investment in Securities at Fair Value

New Electric CV (Related Party)	$0.000	354,039,000	$0	Investment in Securities at Fair Value

AMBS	$0.001	20,000,000	$10,000	Investment in Securities at Fair Value

Value Exchange (related Party)	$0.067	21,179,275	$1,429,602	Investment in Securities at Fair Value

Sharing Services (Related Party)**	$4.620	89,732	$414,562	Investment in Securities at Fair Value

Trading Stock			$1,779,601	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$3,880,321
Nervotech	N/A	1,666	$37,876	Investment in Securities at Cost
K Beauty	N/A	3,600	$16,636	Investment in Securities at Cost

	Total Equity Securities		$11,507,341

*	On January 4, 2024 DSS Inc. effected a reverse stock split of 1 for 20.

**	On September 13, 2024 Sharing Services effected a reverse stock split of 1 for 1,400.

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value which are recorded through other income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2024 and 2023:

Total
Balance at January 1, 2023	$416,164
Net gain	(338,427)
Balance at December 31, 2023	$77,737
Impairment	(77,307)
Net gain	(543)
Balance at December 31, 2024	$973

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum. The conversion price is approximately $21.26 per common share of Vector Com. As of December 31, 2023, the Management estimated the fair value of the note to be $77,307. The Company wrote off this loan at March 31, 2024.

Warrants

APW

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from APW, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of APW for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2021. The Company did not exercise any warrants during years ended December 31, 2023 and 2024. We value APW warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from APW was $973 as of December 31, 2024 and $430 as of December 31, 2023.

The fair value of the APW warrants under level 3 category as of December 31, 2024 and 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	December 31, 2024	December 31, 2023
Stock Price	$0.0001	$0.0001
Exercise Price	$0.001	$0.001
Risk-free Interest Rate	4.62%	4.62%
Annualized volatility	869.4%	869.4%
Dividend Yield	0.00	0.00
Year to Maturity	5.56	6.56

VEII

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 7 - Related Party Transactions, Note Receivable from a Related Party. As of December 31, 2024 and 2023, the fair value of the warrants was $1,299,973 and $2,487,854, respectively. The Company did not exercise any warrants during the years ended December 31, 2024 and 2023. The Company values VEII warrants under level 3 category through a Black Scholes option pricing model.

The fair value of the VEII warrants under level 3 category as of December 31, 2024 and 2023 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	December 31, 2024	December 31, 2023
Stock Price	$0.0354	$0.0677
Exercise Price	$0.1770	$0.1770
Risk-free Interest Rate	7.50%	8.50%
Annualized volatility	458.92%	275.85%
Dividend Yield	0.00	0.00
Year to Maturity	3.68	4.68

SHRG

On March 20, 2024, HWH International Inc., entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of December 31, 2024, the fair value of the warrants was $53,659.

The fair value of the SHRG warrants under level 2 category as of December 31, 2024, was calculated using binomial option pricing model valued with the following weighted average assumptions:

December 31, 2024
Stock Price	$1.0000
Exercise Price	$1.6800
Risk-free Interest Rate	4.34%
Annualized volatility	204.14%
Dividend Yield	0.00
Year to Maturity	4.21

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

	Summarized Financial Information
	Assets	Liabilities	Net Loss
December 31, 2024
APW*	$864,000	$1,049,000	$(63,000)
DSS*	$142,657,000	$72,979,000	$(21,016,000)
VEII*	$6,844,729	$10,744,581	$(640,853)
SHRG**	$6,257,230	$10,470,791	$(2,869,424)

December 31, 2023
APW	$872,000	$837,000	$(594,000)
Holista	$3,893,309	$4,737,129	$(2,376,748)
DSS	$153,192,000	$69,978,000	$(77,524,000)
VEII	$5,218,993	$8,548,823	$(6,734,911)
SHRG***	$7,821,341	$8,641,133	$(6,364,992)

*	Data derived from Financial Statement as of September 30, 2024, which was the latest available date source we could reach. 12-month Net Loss was estimated by adding one-third of 9-month Net Loss.
**	Data derived from Financial Statement as of September 30, 2024, which was the latest available date source we could reach. 12-month Net Loss was estimated by doubling the 6-month Net Loss.
***	Data derived from Financial Statement for the nine months ended December 31, 2023. 12-month Net Loss was estimated by adding one-third of 9-month Net Loss.

13. INCOME TAXES

US Income Taxes

The components of income tax expense and the effective tax rates for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Current:
Federal	$150,786	$92,350
State	-	-
Total Current	150,786	92,350
Deferred:
Federal	(1,821,412)	6,176,130
State	(342,691)	(454,675)
Total Deferred	(2,164,103)	5,721,455
Valuation Allowance	2,164,103	(5,721,455)
Total Income Tax Expense	$150,786	$92,350

Pre-tax Loss	$(4,015,030)	$(61,186,383)

Effective Income Tax Rate	-3.8%	-0.2%

A reconciliation of our income tax expense at federal statutory income tax rate of 21% to our income tax expense at the effective tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal Statutory Tax Rate	21.0%	21.0%
Capitalized Construction Costs	3.0%	1.5%
Deferred Finance Costs	-0.6%	-4.0%
Miscellaneous Permanent Items	-1.4%	0.0%
Non-Includible Foreign Entities Loss/(Income)	-27.4%	-7.9%
Valuation Allowance	1.6%	-10.8%
Effective Income Tax Rate	-3.8%	-0.2%

Deferred tax assets consist of the following at December 31, 2024 and 2023:

	2024	2023
Deferred Tax Assets:
Accrued Interest Expense	$6,560,893	$6,310,548
Accrued Expense	600,224	423,311
Accrued Other Income	1,596,154	145,017
Partnership Gain	13,175	13,175
Real Estate Impairment	114,432	729,312
Other Amortization	1,160,710	1,160,710
Unrealized Loss on Investment	10,351,184	9,856,139
Others	887,084	208,676
Net Operating Loss	1,096,627	2,846,999
Total Deferred Tax Assets:	$22,380,483	$21,693,887

Deferred Tax Liabilities:
Accrued Interest Income	(7,813,704)	(7,148,090)
Accumulated Depreciation and Amortization	(204,061)	(204,192)
Capitalized Costs	(2,185,216)
Total Deferred Tax Assets:	$(10,202,981)	$(7,352,282)

Deferred Tax Assets / (Liabilities), Net	12,177,502	14,341,605
Less Valuation Allowance	(12,177,502)	(14,341,605)
Deferred Tax Asset c/f	$-	$-

As of December 31, 2024, the Company has Federal and State net operating loss carry-forwards of approximately $14.79 million and $5.12 million, respectively. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2024, the valuation allowance decreased by $2,164,103.

As of December 31, 2024, total tax payable is $115,335, including federal income tax payable of $147,558, and Maryland state income tax receivable of $32,223. As of December 31, 2023, total tax payable is $1,390, including federal income tax payable of $33,613, and Maryland state income tax receivable of $32,223.

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. We have substantially concluded all U.S. federal income tax and state tax matters through 2020. However, our federal tax returns for the years 2021 through 2023 remain open to examination. State tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

Income taxes – Other Countries

On December 31, 2024 and 2023, foreign subsidiaries have tax losses of approximately $1.4 million and $0.9 million, respectively, which are available for offset against future taxable profits, subject to the agreement of the tax authorities and compliance with the relevant provisions. The deferred tax assets arising from these tax losses have not been recognized because it is not probable that future taxable profits will be available to use these tax assets. The following charts show the details in different regions as of December 31, 2024 and 2023.

As of December 31, 2024:

	SG Companies	HK Companies	KR Companies	AU Companies	PRC Companies	TW Companies	MYS Companies	Total
Calculation:
Cumulative loss and other deferred tax assets before tax	$(3,507,971)	$(2,227,364)	$(1,257,412)	$-	$(446,024)	$(208,516)	$(3,947)	$7,651,234)
Effective tax rates	17.00%	16.50%	25.00%	30.00%	25.00%	25.00%	17.00%
Tax at the domestic tax rates applicable to profits in the countries where the Company operates	$(596,355)	$(367,515)	$(314,353)	$-	$(111,506)	$(52,129)	$(671)	$(1,442,529)

Adjustments:
Deferred tax assets not recognized	$596,355	$367,515	$314,353	$-	$111,506	$52,129	$671	$1,442,529

Income tax expenses recognized in profit or loss	$-	$-	$-	$-	$-	$-	$-	$-

As of December 31, 2023:

	SG Companies	HK Companies	KR Companies	AU Companies	Total
Calculation:
Cumulative loss and other deferred tax assets before tax	$(5,016,561)	$-	$-	$-	$(5,016,561)
Effective tax rates	17.00%	16.50%	25.00%	30.00%
Tax at the domestic tax rates applicable to profits in the countries where the Company operates	$(852,815)	$-	$-	$-	$(852,815)

Adjustments:
Deferred tax assets not recognized	$852,815	$-	$-	$-	$852,815

Income tax expenses recognized in profit or loss	$-	$-	$-	$-	$-

14. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases offices in Maryland, Singapore, Hong Kong, South Korea and China through leased spaces aggregating approximately 20,337 square feet, under leases expiring on various dates from July 2025 to April 2029. The leases have rental rates ranging from $2,267 to $23,020 per month. Our total rent expense under these office leases was $1,192,776 and $1,087,585 in 2024 and 2023, respectively. The total cash paid for the leases was $1,202,866 and $1,076,326 for the years ended December 31, 2024 and 2023. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2024
Singapore - AI	June 2023 to May 2026
Singapore – F&B	October 2024 to September 2027
Singapore – Hapi Cafe	July 2024 to June 2026
South Korea - Hapi Café	August 2022 to August 2025
South Korea - HWH World	August 2022 to July 2025
Bethesda, Maryland, USA	April 2024 to March 2027
China - Office	March 2023 to March 2027
China - Shop	June 2024 to April 2029
Taiwan - Cafe	May 2024 to October 2027
Taiwan - Office	August 2024 to August 2026

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms of 12 months or less. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 2.59% to 7.22% per annum in 2024 and 2023, which were used as the discount rates. At December 31, 2024 the weighted average remaining lease term is 2.22 years and weighted average discount rate is 3.70%. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2024 were $1,468,913 and $1,525,169. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2023 were $1,467,372 and $1,499,263, respectively.

The table below summarizes future payments due under these leases as of December 31, 2024.

For the Years Ended December 31:

2025	$823,069
2026	532,560
2027	229,286
2028	30,994
2029	10,498
Total Minimum Lease Payments	1,626,407
Less: Effect of Discounting	(101,238)
Present Value of Future Minimum Lease Payments	1,525,169
Less: Current Obligations under Leases	(531,885)
Long-term Lease Obligations	$993,284

Lots Sales Agreement

Certain arrangements for the sale of buildable lots to NVR require the Company to credit NVR with an amount equal to one year of the FFB assessment. Under ASC 606, the credits to NVR are not in exchange for a distinct good or service and accordingly, the amount of the credit was recognized as the reduction of revenue. As of December 31, 2024 and 2023, the accrued balance due to NVR was $0 and $189,475.

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of December 31, 2024 and 2023, the security deposits held in the trust account were $303,518 and $309,688, respectively.

15. DIRECTORS AND EMPLOYEES’ BENEFITS

Alset International Stock Option plans

On November 20, 2013, Alset International approved a Stock Option Plan (the “2013 Plan”). Employees, executive directors, and non-executive directors (including the independent directors) are eligible to participate in the 2013 Plan.

The following tables summarize stock option activity under the 2013 Plan for the year ended December 31, 2024:

	Options for Common Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of January 1, 2023	1,061,333	$0.09	1.00	$-
Vested and exercisable at January 1, 2023	1,061,333	$0.09	1.00	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	(1,061,333)	0.09
Outstanding as of December 31, 2023	-	$-	-	$-
Vested and exercisable at December 31, 2023	-	$-	-	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Outstanding as of December 31, 2024	-	$-	-	$-
Vested and exercisable at December 31, 2024	-	$-	-	$-

16. SUBSEQUENT EVENTS

Offering

On January 2, 2025, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue to the Purchasers an aggregate of 1,500,000 shares of common stock, par value $0.001 per share, at a purchase price of $1.00 per share, in a registered direct offering (the “Offering”).

The Offering was made pursuant to the Company’s existing shelf registration statement filed with the Securities and Exchange Commission (“Commission”) on April 11, 2022, and declared effective by the Commission on May 5, 2022. A prospectus supplement to the Registration Statement was filed with the Commission on January 3, 2025.

The closing of the Offering occurred on January 3, 2025. The Company received net proceeds from the Offering of approximately $1,200,000, after deducting offering expenses payable of approximately $300,000, including the placement agent fees. The Company expects to use the net proceeds from the Offering for working capital and general corporate purposes.

In connection with the Offering, the Company entered into a Placement Agency Agreement with Aegis Capital Corp. (the “Placement Agent”), as the exclusive placement agent in connection with the Offering. As compensation to the Placement Agent, the Company paid the Placement Agent a cash fee of 7% of the aggregate gross proceeds raised in the Offering and reimbursed certain expenses of the Placement Agent.

Loan Agreements with SHRG

On January 15, 2025, HWH International Inc. (“HWH”) entered into a Loan Agreement (the “Loan Agreement”) with Sharing Services Global Corp., an affiliate of the Company (“SHRG”), under which HWH provided a loan to SHRG in the amount of $150,000. HWH may convert a portion or all of the outstanding balance due under the loan into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of maturity of the Loan Agreement, January 15, 2026. The Loan Agreement bears an 8% interest rate.

On March 31, 2025, HWH entered into a securities purchase agreement with Sharing Services Global Corporation (“SHRG”), pursuant to which SHRG issued a convertible promissory note to HWH in the amount of $150,000, the indebtedness thereunder being convertible into SHRG common stock at $0.80 per share at HWH’s option until maturity of the convertible note three (3) years from the date of the securities purchase agreement. Further, SHRG granted HWH warrants exercisable into 937,500 shares of SHRG common stock, the exercise period of the warrants being three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share.

2025 Incentive Compensation Plan

On February 13, 2025, our Board and Majority Shareholders approved and ratified the Company’s 2025 Incentive Compensation Plan (the “2025 Plan”), covering up to 2,147,024 shares of common stock. The purpose of the 2025 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2025 Plan is administered by our Board or by the Compensation Committee. The 2025 Plan was put into effect on March 17, 2025.

Loan to VEII

Value Exchange International, Inc. (“VEII”) made a Convertible Promissory Note (the “Note”) in the amount of $30,000, dated as of March 28, 2025, to the Company as consideration for a loan in the same amount. The indebtedness can be converted into shares of VEII pursuant to the terms of the Note for a period of two years from the date of the Note. In the event that the Company converts all or a portion of the indebtedness into shares of VEII Common Stock, the conversion price shall be $0.0166 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13s-15(b), 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2024 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, management determined that the Company did not maintain effective controls over financial reporting due to limited staff. This limited number of staff prevents us from segregating duties within our internal control system and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures. Management determined that the ineffective controls over financial reporting constitute a material weakness.

The Company has limited accounting personnel, and as such, is unable to properly segregate duties relating to the Company’s internal controls over financial reporting.

Additionally, well-defined accounting policies and procedures have not been established and many financial close procedures, including period-end review and reconciliations, did not occur on a timely basis or failed to identify material adjustments.

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

Item 9B. Other Information.

Insider Trading Arrangements

During the quarterly period ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our executive officers, directors, director nominees and key employees, and their positions with us, as of March 31, 2025:

Name	Age	Position(s)
Chan Heng Fai	80	Founder, Chairman of the Board and Chief Executive Officer
Chan Tung Moe	46	Co-Chief Executive Officer and Director
Lui Wai Leung Alan	54	Co-Chief Financial Officer
Rongguo Wei	53	Co-Chief Financial Officer
Wong Tat Keung	54	Director
William Wu	58	Director
Wong Shui Yeung	54	Director
Lim Sheng Hon Danny	33	Director
Joanne Wong Hiu Pan	48	Director
Charles MacKenzie	54	Chief Development Officer
Michael Gershon	53	Chief Legal Officer

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

Mr. Chan has served as a director of the Company’s subsidiary, Alset International Limited, an SGX listed company, since May 2013, has served as its Chief Executive Officer since April 2014 and as its Chairman of the Board since June 2017. Mr. Chan has served as a director of the Company’s subsidiary, Hapi Metaverse Inc. since October 2014 and as its Chairman of the Board since July 2021. Mr. Chan has served as a director of the Company’s subsidiary, LiquidValue Development Inc. since January 2017 and has served as its Chairman of the Board since December 2017. Mr. Chan has served as a director of DSS, Inc., a NYSE listed company, since January 2017 and has served as its Chairman of the Board since March 2019. Mr. Chan has served as a director of Sharing Services Global Corporation, an OTC Pink listed company, since April 2020 and has served as its Chairman of the Board since July 2021. Mr. Chan has served as Chairman of the Board of the Company’s subsidiary, HWH International Inc., a Nasdaq listed company, since October 2021 and served as its Chief Executive Officer from October 2021 to January 2024. Mr. Chan has served as a director of Value Exchange International, Inc., an OTCQB listed company, since December 2021. Mr. Chan has served as a director of Impact BioMedical, Inc., a Nasdaq listed company, since March 2025.

Mr. Chan was the Executive Chairman of China Gas Holdings Limited, an HKSE listed company, an investor and operator of the city gas pipeline infrastructure in China, from 1997 to 2002. Mr. Chan served as a director of Zensun Enterprises Limited (formerly Heng Fai Enterprises Limited), a HKSE listed company, an investment holding company, from September 1992 to 2015, and as the Managing Chairman from 1995 to 2015. Mr. Chan was the Managing Director of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a Singapore property development company formerly listed on the SGX, from March 2003 to September 2013. Mr. Chan served as a director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Mr. Chan served as a director of Holista CollTech Ltd., an ASX listed company, from July 2013 until June 2021. Mr. Chan served as a director of Global Medical REIT Inc., a NYSE listed company, a healthcare facility real estate company, from December 2013 to July 2015. Mr. Chan served as a director of OptimumBank Holdings, Inc., a NYSE listed company, from June 2018 until April 2022. Mr. Chan served as a director of RSI International Systems, Inc. (now known as ARCpoint Inc.), a TSXV listed company, the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019.

Mr. Chan has committed that the majority of his time will be devoted to managing the affairs of our company and its subsidiaries; however, Mr. Chan may engage in other business ventures.

As our founder, Chairman, Chief Executive Officer and our largest stockholder, Mr. Chan leads the board and guides our company. Mr. Chan brings extensive real estate and digital transformation technology knowledge to our company and a deep background in growth companies, emerging markets, mergers and acquisitions, and capital market activities. His service as the Chairman of the Board and Chief Executive Officers creates a critical link between management and the board.

Chan Tung Moe has served as Co-Chief Executive Officer of the Company since July 2021 and as a member of the Board since October 2022. Mr. Moe Chan has a diverse background and experience in the fields of property, hospitality, investment, technology and consumer finance.

Mr. Moe Chan served as the Chief Development Officer of the Company’s subsidiary, Alset International Limited, from August 2020 until March 2021 when he was appointed as the Co-Chief Executive Officer of Alset International Limited. Mr. Moe Chan has served as an Executive Director of Alset International Limited since December 2020. Mr. Moe Chan has served as a director of DSS, Inc., an NYSE listed company, since September 2020.

Previously, Mr. Moe Chan was the Group Chief Operating Officer of Heng Fai Enterprises Ltd (now known as Zensun Enterprises Limited), a HKSE listed company. Mr. Moe Chan was responsible for Heng Fai Enterprises Ltd’s global business operations consisting of REIT ownership and management, property development, hotels and hospitality, as well as property and securities investment and trading. Prior to that, Mr. Moe Chan was an Executive Director and the Chief of Project Development of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a Singapore property development company formerly listed on the SGX.

Mr. Moe Chan holds a Master’s Degree in Business Administration with honors from the University of Western Ontario, a Master’s Degree in Electro-Mechanical Engineering with honors and a Bachelor’s Degree in Applied Science with honors from the University of British Columbia. Chan Tung Moe is the son of Chan Heng Fai.

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

William Wu joined the Board of Directors of our Company in November 2020. Mr. Wu, age 58, has served as the Responsible Officer for Corporate Finance and Assets Management of Investment Banking at Glory Sun Securities Limited since January 2019. Mr. Wu has served as a member of the Board of Directors of HWH International Inc. since January 2022. Mr. Wu previously served as the Executive Director and the Chief Executive Officer of Power Financial Group Limited from November 2017 to January 2019. Mr. Wu has served as a member of the Board of Directors of DSS, Inc. since October 2019. Mr. Wu has served as a director of Asia Allied Infrastructure Holdings Limited since February 2015. Mr. Wu previously served as a director and the Chief Executive Officer of RHB Hong Kong Limited from April 2011 to October 2017. Mr. Wu served as the Chief Executive Officer of SW Kingsway Capital Holdings Limited (now known as Sunwah Kingsway Capital Holdings Limited) from April 2006 to September 2010. Mr. Wu holds a Bachelor of Business Administration degree and a Master of Business Administration degree of Simon Fraser University in Canada. He was qualified as a chartered financial analyst of The Institute of Chartered Financial Analysts in 1996.

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

Wong Shui Yeung joined the Board of Directors of our Company in November 2021. Mr. Wong is a practicing member and fellow member of Hong Kong Institute of Certified Public Accountants and holds a bachelor’s degree in business administration. He has over 25 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice. Mr. Wong has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of Singapore Stock Exchange. Mr. Wong is the Chairman of the Audit and Risk Management Committee and the Remuneration Committee of Alset International Limited. Mr. Wong has served as a member of the Board of Directors of HWH International Inc. since January 2022. Mr. Wong has served as a member of the Board of Directors of Value Exchange International Inc. since April 2022, the shares of which are listed on OTCQB. Mr. Wong has served as a member of the Board of Directors of DSS, Inc. since July 2022, the shares of which are listed on NYSE. Mr. Wong has served as a member of the Board of Directors of First Credit Finance Group Limited since February 2024, the shares of which are listed on HKSE. Mr. Wong was an independent non-executive director of SMI Holdings Group Limited from April 2017 to December 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited and was an independent non-executive director of SMI Culture & Travel Group Holdings Limited from December 2019 to November 2020, the shares of which were listed on the Main Board of The Stock Exchange of Hong Kong Limited.

Mr. Wong’s knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, qualify him to serve as an independent member of the board. Mr. Wong serves on our Audit Committee, Nominations and Corporate Governance Committee and Compensation Committee.

Lim Sheng Hon Danny joined the Company as an Executive Director in October 2022. Mr. Lim has served as the Senior Vice President, Business Development and as an Executive Director of the Company’s subsidiary, Alset International Limited, an SGX listed company since 2020. Mr. Lim has served as a director of DSS, Inc., an NYSE listed company, since October 2023. Mr. Lim has served as the Chief Operating Officer and as the Chief Strategic Officer of the Company’s subsidiary HWH International Inc., a Nasdaq listed company, since February 2024. Mr. Lim has served as a director of Value Exchange International Inc., an OTCQB listed company, since December 2023.

Mr. Lim has over 8 years of experience in business development, merger & acquisitions, corporate restructuring and strategic planning and execution. Mr. Lim manages business development efforts for Alset International Limited, focusing on corporate strategic planning, merger and acquisition and capital markets activities. Mr. Lim oversees and ensures the executional efficiency of the Group and facilitates internal and external stakeholders on the implementation of the Group’s strategies. Mr. Lim liaises with corporate partners or investment prospects for potential working/investment collaborations, and operational subsidiaries locally and overseas to augment close parent-subsidiary working relationship. Mr. Lim graduated from Singapore Nanyang Technological University with a Bachelor’s Degree with Honors in Business, specializing in Banking and Finance.

The board of directors appointed Mr. Lim in recognition of his extensive knowledge of our Company and its subsidiaries and his ability to assist the Company in expanding its business.

Joanne Wong Hiu Pan currently serves as Director and Responsible Officer of BMI Funds Management Limited, a Financial Advisor in Hong Kong. In October 2022, she became a director of Alset Inc. Ms. Wong also serves as Senior Consultant of A-link Services Limited, a consulting company that brings together professionals with rich experience in different fields to provide the most suitable solutions to meet the needs of different clients. Additionally, Ms. Wong also serves as Senior Consultant of Global Intelligence Trust, which provides professional trust services to individual, corporate, and institutional customers. Ms. Wong has served as a member of the Board of Directors of DSS, Inc., a NYSE listed company, since July of 2022. Ms. Wong graduated from the Chinese University of Hong Kong Faculty of Science with a Bachelor’s degree in 1999.

Lui Wai Leung Alan has been our Co-Chief Financial Officer since March 2018. Mr. Lui served as the Company’s subsidiary, Alset International Limited, a SGX listed company, as the Acting Chief Financial Officer from June 2016 to October 2016, and has been the Chief Financial Officer since November 2016. Mr. Lui has served as an Executive Director of Alset International Limited since July 2020. Mr. Lui has served as a director and Chief Financial Officer of the Company’s subsidiary, BMI Capital Partners International Ltd., a Hong Kong investment consulting company, since October 2016. Mr. Lui has served as the Co-Chief Financial Officer of the Company’s subsidiary, LiquidValue Development Inc. since December 2017 and has served as the Co-Chief Financial Officer of the Company’s subsidiary, Alset EHome Inc. since October 2017. Mr. Lui has served as Chief Financial Officer of the Company’s subsidiary, Hapi Metaverse Inc. since May 2016. From June 1997 through March 2016, Mr. Lui served in various executive roles at Zensun Enterprises Limited, an HKSE listed company, including as the Financial Controller. Mr. Lui oversaw the financial and management reporting focusing on its financing operations, treasury investment and management. He has extensive experience in financial reporting, taxation and financial consultancy and management. Mr. Lui is a certified practicing accountant in Australia and received a Bachelor’s degree in Business Administration from the Hong Kong Baptist University.

Rongguo Wei has been our Co-Chief Financial Officer since March 2018. Mr. Wei has served as the Chief Financial Officer of LiquidValue Development Inc. since March 2017. Mr. Wei has also served as the Chief Financial Officer of HWH International Inc. since October 2021. Mr. Wei is a finance professional with nearly 20 years of experience working in public and private corporations in the United States. As the Chief Financial Officer of SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting and taxation activities for that company. Prior to joining SeD Development Management LLC in August 2016, Mr. Wei worked for several different U.S. multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August 2014 to July 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January 2013 to June 2014, and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011 to 2012. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February to May 2017, and has served as the Chief Financial Officer of that company from February 2017 until November 2017. Before Mr. Wei came to the United States, he worked as an equity analyst at Hong Yuan Securities, an investment bank in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a certified public accountant and received his Master of Business Administration from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor’s degree from Beihang University.

Charles MacKenzie was appointed our Chief Development Officer in December 2019. Mr. MacKenzie has served as a member of the Board of Directors of LiquidValue Development Inc. since December 2017. He has served as the Chief Executive Officer-United States of Alset EHome Inc. since April 2020 and has served as the Chief Development Officer for SeD Development Management, a subsidiary of Alset EHome Inc., since July 2015. Mr. MacKenzie has also served as a member of the Board of Directors of Alset EHome Inc. since October 2017. He was previously the Chief Development Officer for Inter-American Development (IAD), a subsidiary of Heng Fai Enterprises Limited (now known as Zensun Enterprises Limited) from April 2014 to June 2015. Mr. MacKenzie is the Founder and President of MacKenzie Equity Partners, specializing in mixed-use real estate investments since 2006, and served in various brokerage and development roles with MacKenzie Commercial Real Estate Services from 1997 to 2006. Mr. MacKenzie was also the owner of Smartbox Portable Storage, a residential moving and storage company, from October 2006 to a successful sale in February 2017. Mr. MacKenzie focuses on acquisitions and development of residential and mixed-use projects within the United States. Mr. MacKenzie specializes in site selection, contract negotiations, marketing and feasibility analysis, construction and management oversight, building design and investor relations. Mr. Mackenzie has developed over 1,300 residential units including single family homes, multifamily, and senior living dwellings totaling more than $110 million and over 650,000 square feet of commercial real estate valued at over $100 million. Mr. MacKenzie received a B.A. and graduate degree from St. Lawrence University, where he served on Board of Trustees from 2003 to 2007.

Key Employees

Michael Gershon has been our Chief Legal Officer since October 2018. Mr. Gershon has served as the Chief Legal Officer of our subsidiary SeD Development Management LLC since April 2019 and from February 2017 until April 2019 served as Associate Corporate Counsel of that subsidiary. Prior to joining our Company, Mr. Gershon served as an attorney adviser with the Division of Corporation Finance at the U.S. Securities and Exchange Commission from November 2015 until November 2016 and served as an associate at the law firm of Wuersch & Gering LLP from August 2004 until January 2015. Mr. Gershon received a B.A. degree in economics from Boston College and a J.D. from Georgetown University Law Center.

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

Insider Trading Policy

On March 19, 2025 we adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards (the “Insider Trading Policy”).

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of our Company during the years ended December 31, 2024 and 2023; and (ii) each other individual that served as an executive officer of our Company at the conclusion of the years ended December 31, 2024 and 2023 and who received more than $100,000 in the form of salary and bonus during such year. We have included the information for certain individuals who were employed and compensated by Alset International Limited or its subsidiaries. Such compensation was paid solely for services rendered to such subsidiary. For purposes of this Report, these individuals are collectively the “named executive officers” of our Company.

	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chan Heng Fai	2024	$448,430							$448,430
Chairman and Chief Executive Officer (1)	2023	$-							$-

Chan Tung Moe	2024	$293,640	83,141						$376,781
Director and Co-Chief Executive Officer (2)	2023	$289,561							$289,561

Lui Wai Leung Alan	2024	$199,326							$199,326
Co-Chief Financial Officer (3)	2023	$154,426							$154,426

Rongguo Wei	2024	$232,073							$232,073
Co-Chief Financial Officer	2023	$176,517							$176,517

Charles MacKenzie	2024							$360,000	$360,000
Chief Development Officer (4)	2023							$400,000	$400,000

(1) Chan Heng Fai is compensated by Alset International Limited.

(2) Chan Tung Moe is compensated by Alset International Limited and Alset Business Development Pte. Ltd., the Company’s subsidiary.

(3) Lui Wai Leung Alan is compensated by Alset International Limited.

(4) Charles MacKenzie is compensated by a subsidiary of our Company pursuant to a consulting agreement in connection with our subsidiary’s real estate projects. Mr. MacKenzie has served as our Chief Development Officer since December of 2019.

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

Chan Heng Fai is paid SGD $1 (USD $.74) per month by Alset International Limited. Mr. Chan’s current employment agreement with Alset International Limited, dated as of December 10, 2021, provides that Mr. Chan shall continue to be paid SGD $1.00 per month, and shall be entitled to receive a bonus equal to 5% of the market capitalization growth of Alset International and 5% of the annual NAV increase of Alset International. The term of this agreement was made effective to March 25, 2020 and shall end on March 24, 2030. If Alset International terminates the appointment of Mr. Chan (subject to certain exceptions), Alset International shall be obliged to compensate Mr. Chan with a severance payment which will be equivalent to the total remuneration that would have been paid to Mr. Chan as if he had completed his term as the Chief Executive Officer of Alset International (“Severance Payment”). In the event there is a change in control of Alset International, Mr. Chan shall be granted with the option to continue his appointment with Alset International. If Mr. Chan decides not to continue with the appointment, Alset International shall be obliged to compensate Mr. Chan an amount equivalent to the Severance Payment. The Severance Payment shall be for the balance of the tenure of his term and shall be computed based on the highest annual remuneration, including salaries, incentive payments and performance bonus paid to Mr. Chan in the previous years prior to the termination of the appointment. Such Severance Payment shall be paid in cash only.

On July 1, 2021, the Company and its subsidiary Alset Business Development Pte. Ltd. entered into Executive Employment Agreement with the Company’s Co-CEO, Chan Tung Moe. Based on the agreement, Chan Tung Moe’s compensation will include a fixed salary of $10,000 per month. In addition, Chan Tung Moe was paid a signing bonus of $60,000. Chan Tung Moe is the son of the Chief Executive Officer, Chairman and majority shareholder, Chan Heng Fai. Chan Tung Moe is also compensated by Alset International Limited for his services.

Our Chief Development Officer Charles MacKenzie is compensated by a subsidiary of our Company pursuant to a consulting agreement in connection with our subsidiary’s real estate projects.

Anthony S. Chan served as the Chief Operating Officer of the Company from February 2022 until March 2024. Mr. Chan served as a consultant to the Company from April of 2021 until June 2024. Mr. Chan was compensated pursuant to the terms of a consulting agreement entered into between the Company and CA Global Consulting Inc., pursuant to which the Company paid Anthony S. Chan’s company $15,000 per month.

Outstanding Equity Awards at Fiscal Year End

No stock options or other equity awards were granted to any of our named executive officers during the year ended December 31, 2024.

2018 Incentive Compensation Plan

Our 2018 Plan was designed to serve as an incentive for attracting and retaining qualified and motivated employees, officers, directors, consultants and other persons who provide services to us. The compensation committee of our board of directors had the authority to administer and interpret the 2018 Plan and was authorized to grant stock options and other equity awards thereunder to all eligible employees of our company, including non-employee consultants to our company and directors.

The 2018 Plan provides for the granting of “incentive stock options” (as defined in Section 422 of the Code), non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, bonus stock and awards in lieu of cash compensation, other stock-based awards and performance awards. Options may be granted under the 2018 Plan on such terms and at such prices as determined by the compensation committee of the board, except that the per share exercise price of the stock options cannot be less than the fair market value of our common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the stock option agreement, but all stock options must be exercised within ten years from the date of grant. Options granted under the 2018 Plan are not transferable other than by will or by the laws of descent and distribution. The compensation committee of the board has the authority to amend or terminate the 2018 Plan, provided that no amendment shall be made without stockholder approval if such stockholder approval is necessary to comply with any tax or regulatory requirement. Unless terminated sooner, the 2018 Plan will terminate ten years from its effective date. The 2018 Plan also provides that no participant may receive stock options or other awards under the 2018 Plan that in the aggregate equal more than 30% of all options or awards issued over the life of the 2018 Plan. During the term of the 2018 Plan, we did not issue any stock options to officers, directors or employees.

None of the 25,000 shares issuable under the 2018 Plan have been issued, and the Company does not plan to issue these or any additional shares under the 2018 Plan.

The reservation of shares under the Incentive Compensation Plan was cancelled in May 2021. The 2018 Plan was replaced by the 2025 Plan as of March 17, 2025.

Director Compensation

The following table sets forth the cash and non-cash compensation awarded to or earned by the members of our Board of Directors during the fiscal year ended December 31, 2024, except for Chan Heng Fai and Moe Tung Chan, whose information is set forth in the summary compensation table above:

Name	Directors’ Fee	Salary	Consultation Fee	Bonus	Total Compensation
Wong Tat Keung (1)	$54,422				$54,422
William Wu (2)	$32,000				$32,000
Wong Shui Yeung (3)	$54,422				$54,422
Lim Sheng Hon Danny (4)	$-	190,135	25,000	60,687	$275,822
Joanne Wong Hiu Pan	$22,000				$22,000

(1) Mr. Wong Tat Keung is compensated as a member of the Board of Directors of Alset International, HWH International Inc. and a member of the Company’s Board of Directors.

(2) Mr. Wu is compensated as a member of the Board of Directors HWH International Inc. and a member of the Company’s Board of Directors.

(2) Mr. Wong Shui Yeung is compensated as a member of the Board of Directors of Alset International, HWH International Inc. and a member of the Company’s Board of Directors.

(3) Mr. Lim is compensated as an employee of Alset International and as a consultant to the Company.

We intend to compensate each non-employee director through annual stock option grants and by paying a quarterly cash fee. Chan Heng Fai is compensated by our subsidiary, Alset International, for his services as an officer and director of that company. Certain members of our Board of Directors are currently compensated by Alset International for their services as directors of that company. Our Board of Directors reviews director compensation annually and adjusts it according to then current market conditions and good business practices.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders			25,000
Equity compensation plans not approved by security holders			-
Total			25,000

Security Ownership

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2025, referred to in the table below as the “Beneficial Ownership Date,” by:

●	each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each member of our board of directors, director nominees and each of our named executive officers individually; and
●	all of our directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person (however, neither the stockholder nor the directors and officers listed below own any stock options or warrants to purchase shares of our common stock at the present time). The percentages of beneficial ownership are based on 10,735,119 shares of common stock outstanding as of the Beneficial Ownership Date.

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Address (1)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares
Chan Heng Fai (2)	6,718,742	62.6%
Chan Tung Moe	0	0.0%
Anthony S. Chan (3)	0	0.0%
Lui Wai Leung Alan	0	0.0%
Rongguo Wei	0	0.0%
Wong Tat Keung	0	0.0%
William Wu	0	0.0%
Wong Shui Yeung	0	0.0%
Lim Sheng Hon Danny	0	0.0%
Joanne Wong Hiu Pan	0	0.0%
Charles MacKenzie	0	0.0%
All Directors and Officers (11 individuals)	6,718,742	62.6%

(1)	Except as otherwise indicated, the address of each of the persons in this table is c/o Alset Inc., 4800 Montgomery Lane, Suite 210, Bethesda, Maryland 20814.

(2)	Includes 6,399,742 shares of common stock held by Chan Heng Fai and 319,000 shares of common stock held by HFE Holdings Limited, of which Chan Heng Fai has sole voting and investment power with respect to such shares.

(3)	Anthony S. Chan resigned his position as an officer of the Company in March 2024.

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

Transactions and Relationships with Directors, Officers and 5% Stockholders

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. On December 31, 2024 and 2023, the outstanding balance was $11,618 and $12,716, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of December 31, 2024 and 2023, the outstanding balance was $4,177 and $4,153, respectively

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, Chief Development Officer of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary pays $25,000 per month for consulting services. In addition, MacKenzie Equity Partners has been paid certain bonuses, including (i) a sum of $50,000 in June, 2022; (ii) a sum of $50,000 in August 2023; (iii) a sum of $50,000 in December 2023; and (iv) a sum of $60,000 in June, 2024.

The Company incurred expenses of $360,000 and $400,000 in the years ended December 31, 2024 and 2023, respectively, which were capitalized as part of real estate on the balance sheet as the services relate to property and project management. On December 31, 2024 and 2023, the Company owed this related party $41,602 and $27,535, respectively.

Note Receivable from a Related Party Company

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

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into a loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matured on January 12, 2023, with automatic three-month extensions. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of December 31, 2024 and 2023 LVAML owes the Company $463,995 and $534,671, respectively.

On September 28, 2023 Alset International Limited entered into loan agreement with Value Exchange International Inc., pursuant to which Alset International agreed to lend $500,000 to VEII. The loan carries simple annual interest rate of 8%. As of December 31, 2024 and 2023, the Company accrued $40,000 and $10,000 interest, respectively, and VEII owed $550,000 and $510,000, respectively, to Alset International.

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

Stock Purchase Agreements and Debt Conversion Agreements

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

The closing of the transactions described above was contingent upon the approval of the stockholders of Alset International Limited and the satisfaction of other closing conditions and closed on November 20, 2024.

On November 25, 2024, Alset Inc. entered into a stock purchase agreement with HWH, pursuant to which the Company agreed to purchase 4,411,764 shares of HWH’s common stock for a purchase price of $0.68 per share. The Company is the majority shareholder of HWH, and immediately prior to the effectiveness of the stock purchase agreement, the Company directly and through its subsidiaries owned 86.6% of the issued and outstanding shares of HWH common stock. Following this investment, the Company directly and through its subsidiaries owned 88.8% of the issued and outstanding shares of HWH common stock.

Our Chairman, Chief Executive Officer and majority stockholder, Chan Heng Fai, is also the Chairman of HWH. In addition, certain other members of our board are also officers and/or directors of HWH.

This investment is intended to support the growth and development of HWH. The Company believes that this investment of additional funds into HWH is in the best interests of each of HWH and the Company.

Purchase of Rental Business from Majority-Owned Subsidiary

On December 9, 2022, Alset Inc. entered into an agreement with Alset EHome Inc. and Alset International Limited pursuant to which Alset Inc. agreed to reorganize the ownership of its home rental business. Previously, Alset Inc. and certain majority-owned subsidiaries collectively owned 132 single-family rental homes in Texas. 112 of these rental homes are owned by subsidiaries of American Home REIT Inc. (“AHR”). Alset Inc. owns 85.7% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of Alset EHome Inc.

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

Issuance of Convertible Loans to Value Exchange

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

SHRG Shares Dividend Received from DSS

On May 4, 2023, DSS distributed approximately 280 million shares of Sharing Services Global Corporation (“SHRG”) beneficially held by DSS and its subsidiaries in the form of a dividend to the shareholders of DSS common stock. As a result of this distribution, the Company directly received 70,426,832 shares of SHRG, and through its majority-owned subsidiary Alset International Limited, and certain subsidiaries of Alset International Limited, indirectly received additional 55,197,696 shares of SHRG. The Company and its majority-owned subsidiaries now collectively own 89,732 shares of SHRG, representing 29.0% of the issued and outstanding shares of SHRG Common Stock (such number of SHRG shares held and ownership percentage do not include any shares held by affiliates of the Company which we do not hold a majority interest in). Additionally, our founder, Chairman and Chief Executive Officer, Chan Heng Fai, directly and indirectly is the owner of additional shares of SHRG and is a beneficial owner of significant number of SHRG shares (including those shares owned by Alset Inc. and its majority-owned subsidiaries).

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

On December 17, 2024, this company was sold to HapiTravel Holding Pte. Ltd. for a consideration of $82,635 with $257,733 gain recognized for the deal. The disposal of HTL had immaterial impact on Company’s financial statements.

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

Issuance of Convertible Loans to Sharing Services Global Corp.

On January 17, 2024, the Company received a Convertible Promissory Note (the “1st SHRG Convertible Note”) from Sharing Services Global Corp., an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the 1st SHRG Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The 1st SHRG Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the 1st SHRG Convertible Note, or July 17, 2024. The terms of the note and maturity date were subsequently extended, following the agreement of both parties. On November 12, 2024, the Company entered into terms with SHRG to waive all interest previously accrued under the 1st SHRG Convertible Note, and supersede the conditions thereof. The principal $250,000 loan was carried forward under a new Convertible Promissory Note (the “New Convertible Note”), and under the terms of the New Convertible Note, the Company may, at its discretion, convert a portion or all of the original principal into shares of SHRG’s common stock at a fixed rate of $0.10 per share. The New Convertible Note bears an 8% interest rate and has a scheduled maturity of the second (2nd) anniversary of the date thereof, or November 12, 2026. At the time of this filing, HWH has not converted any of the debt contemplated by the New Convertible Note.

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

Approval of the transactions described herein was granted by the Board of Directors of the Company during a meeting of the Board held on May 6, 2024. Mr. Chan and Chan Tung Moe, another member of the Board and the son of Mr. Chan, recused themselves from discussion and voting on the approval of such transaction and the acquisition of the DSS Shares.

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

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2024, and December 31, 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023

Audit Fees	$268,178	$275,370
Audit-Related Fees	$-	$48,806
Tax Fees	$6,165	$6,165
All Other Fees	$-	$-
Total	$274,343	$330,341

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2024 and December 31, 2023 for the audit of our financial statements and review of our Form 10-Qs.

Audit-Related Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2024 and December 31, 2023 for services performed in relation to valuations of convertible notes receivable and additional services the auditors performed per request of the foreign auditor of one of our subsidiaries.

Tax Fees. This category includes the aggregate fees billed for tax compliance services.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2024 and December 31, 2023.

On January 13, 2024, the Company engaged Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2024. The decision to engage Grassi was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Consolidated Financial Statements included in Part II hereof:

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this Report or incorporated by reference:

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 23, 2020, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2020.
1.2	Underwriting Agreement dated May 10, 2021 with Aegis Capital Corp., incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 13, 2021.
1.3	Underwriting Agreement, dated as of July 27, 2021, by and between Alset EHome International Inc. and Aegis Capital Corp., as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1 on Form 8-K filed with the SEC on July 30, 2021.
1.4	Underwriting Agreement, dated as of December 5, 2021, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
1.5	Underwriting Agreement by and between the Company and Aegis Capital Corp., dated February 6, 2023., incorporated herein by reference to Exhibit 1.1 on Form 8-K filed with the SEC on February 8, 2023.
2.1	Certificate of Merger, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021.
2.2	Agreement and Plan of Merger dated as of September 6, 2022, by and between Alset EHome International Inc. and Alset, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September, 6, 2022.
3.1	Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.2	Bylaws of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.3	Second Amended and Restated Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.4	Third Amended and Restated Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
3.5	Certificate of Amendment, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 4, 2021.
3.6	Certificate of Designation of the Company’s Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 4, 2021.
3.7	Certificate of Designation of the Company’s Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 12, 2021.
3.8	Certificate of Amendment, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on June 14, 2021.
3.9	Texas Certificate of Merger, filed on September 7, 2022 incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.10	Delaware Certificate of Merger, filed on September 12, 2022 incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.11	Restated Certificate of Formation of Alset, Inc. incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.12	Bylaws of Alset Inc. incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.13	Certificate of Amendment to Certificate of Formation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2022.

4.1	Form of Representative’s Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2020.
4.2	Form of Pre-funded Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.3	Form of Series A Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.4	Form of Series B Warrant, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.5	Warrant Agent Agreement (including the terms of the Pre-funded Warrant), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021.
4.6	Representative’s Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021.
4.7	Form of Pre-funded Warrant, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 1, 2021.
4.8	Form of Pre-funded Warrant, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
4.9	Description of Capital Stock.
10.1	HF Enterprises Inc. 2018 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.2	Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of February 8, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2021.
10.3	Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Tung Moe, dated as of July 1, 2021, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on July 7, 2021.
10.4	Supplement to the Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of December 13, 2021 incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on December 17, 2021.
10.5	Amendment to Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of January 26, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022.

10.6	Service Agreement for Chief Executive Officer, between Alset International Limited and Chan Heng Fai, dated as of December 10, 2021, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022.
10.7	Consulting Agreement, dated June 23, 2022, by and between SeD Development Management LLC and MacKenzie Equity Partners, LLC., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022
10.8	Amendment No. 1 to Assignment and Assumption Agreement, dated July 12, 2022, by and between Alset International Limited and DSS, Inc., incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on July 14, 2022.
10.9	Addendum to Consulting Agreement, by and between Alset EHome International Inc. and CA Global Consulting Inc., dated as of May 6, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022.
10.10(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of October 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.57 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023.
10.11(2)	First Amendment to Contract for Purchase and Sale and Escrow Instructions, dated as of November 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.58 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023.
10.12(1)(2)	Purchase and Sale Agreement, dated March 16, 2023, between 150 CCM Black Oak, LTD and Rausch Coleman Homes Houston, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023.
10.13(1)(2)	Contract of Sale, dated March 17, 2023, between 150 CCM Black Oak, LTD and Davidson Homes, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023.
10.14	Term Sheet, dated December 13, 2023, by and between Alset Inc. and Chan Heng Fai, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2023.
10.15	Stock Purchase Agreement, dated as of November 21, 2023, between Alset International Limited and Wing Kwan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.16	Secured Promissory Note, dated as of November 21, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.17	Security Agreement, dated as of November 21, 2023, between Alset International Limited and Teh Wing Kwan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.18	Stock Purchase Agreement, dated as of November 21, 2023, between Alset International Limited and Massive Brilliant Limited, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.19	Secured Promissory Note, dated as of November 21, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.20	Security Agreement, dated as of November 21, 2023, between Alset International Limited and Massive Brilliant Limited, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.

10.21(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak, Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
10.22(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak, Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
10.23	Stock Purchase Agreement dated September 26, 2024, between the Company and Alset International Limited, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2024.
10.24	Promissory Note dated September 26, 2024, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2024.
10.25

Security Agreement dated September 26, 2024, between the Company and Alset International Limited, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2024.

10.26

Stock Purchase Agreement with HWH International Inc. dated November 25, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2024.

10.27	Stock Purchase Agreement with DSS, Inc. dated December 10, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2024.
14.1	Code of Conduct, incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
14.2	Code of Ethics for the CEO and Senior Financial Officers, incorporated herein by reference to Exhibit 14.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
19.1**	Insider Trading Policy
21*	Subsidiaries of the Company.
23.1*	Consent of Grassi & Co., CPAs, P.C.
31.1a*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Clawback Policy of Alset Inc., incorporated herein by referenced to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2024.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Alset Inc.

Dated: March 31, 2025	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Chief Executive Officer, Director	March 31, 2025
Chan Heng Fai	(Principal Executive Officer)

/s/ Chan Tung Moe	Chief Executive Officer, Director	March 31, 2025
Chan Tung Moe	(Principal Executive Officer)

/s/ Lui Wai Leung Alan	Co-Chief Financial Officer	March 31, 2025
Lui Wai Leung Alan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	March 31, 2025
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Wong Tat Keung	Director	March 31, 2025
Wong Tat Keung

/s/ William Wu	Director	March 31, 2025
William Wu

/s/ Wong Shui Yeung	Director	March 31, 2025
Wong Shui Yeung

/s/ Lim Sheng Hon Danny	Director	March 31, 2025
Lim Sheng Hon Danny

/s/ Joanne Wong Hiu Pan	Director	March 31, 2025
Joanne Wong Hiu Pan

