Form 10-Q
period 2025-03-31
Alset Inc.
filed 2025-05-15
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, there were 11,735,119 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

2

Part I. Financial Information

Item 1. Financial Statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
Assets:
Current Assets:
Cash and Cash Equivalents	$25,194,810	$27,243,787
Restricted Cash	1,129,453	939,939
Account Receivables, Net	91,006	75,646
Other Receivables, Net	5,942,335	6,251,219
Note Receivables - Related Parties, Net	1,182,559	1,679,822
Convertible Loan Receivables at Fair Value - Related Party	2,076,099	1,782,376
Prepaid Expense	165,757	207,483
Inventory	4,891	4,913
Investment in Securities at Fair Value	6,107,006	4,673,530
Investment in Securities at Fair Value - Related Party	8,229,375	12,342,624
Investment in Securities at Cost	17,438	17,462
Investment in Equity Method Securities	3,699,477	4,331,046
Deposits	215,487	210,495
Total Current Assets	54,055,693	59,760,342

Real Estate - Rental Properties	30,426,990	30,695,669
Operating Lease Right-Of-Use Assets, Net	1,390,041	1,468,913
Deposits	283,646	272,281
Other Receivables - Long Term, Net	3,698,399	3,970,149
Property and Equipment, Net	609,976	594,623
Total Assets	$90,464,745	$96,761,977

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,953,619	$3,605,863
Deferred Revenue	14,872	-
Operating Lease Liabilities	707,274	531,885
Notes Payable	1,126,607	1,323,059
Notes Payable - Related Parties	15,897	15,794
Total Current Liabilities	4,818,269	5,476,601

Long-Term Liabilities:
Operating Lease Liabilities	749,780	993,284
Notes Payable	86,323	93,241
Total Liabilities	5,654,372	6,563,126

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 250,000,000 shares authorized; 10,735,119 and 9,235,119 shares issued and outstanding on March 31, 2025 and December 31, 2024, respectively	10,735	9,235
Additional Paid in Capital	336,322,511	334,023,233
Accumulated Deficit	(260,185,017)	(251,851,540)
Accumulated Other Comprehensive Income (Loss)	214,926	(849,862)
Total Alset Inc. Stockholders’ Equity	76,363,155	81,331,066
Non-controlling Interests	8,447,218	8,867,785
Total Stockholders’ Equity	84,810,373	90,198,851

Total Liabilities and Stockholders’ Equity	$90,464,745	$96,761,977

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

	2025	2024

Revenue
Rental	$717,805	$720,494
Property	-	5,032,500
Biohealth	-	535
Other	350,498	332,678
Total Revenue	1,068,303	6,086,207
Operating Expenses
Cost of Sales	777,529	4,658,367
General and Administrative	3,595,412	3,250,854
Impairment of Note Receivable, Goodwill and Investment	627,480	443,499
Total Operating Expenses	5,000,421	8,352,720

Loss from Operations	(3,932,118)	(2,266,513)

Other Income (Expense)
Interest Income	92,888	220,740
Interest Income - Related Party	51,629	28,589
Interest Expense	(51,118)	(19,123)
Foreign Exchange Transaction (Loss) Gain	(1,409,102)	1,193,636
Unrealized Gain on Securities Investment	280,908	176,634
Unrealized Loss on Securities Investment - Related Party	(3,801,655)	(5,442,451)
Realized Loss on Securities Investment	(180,096)	(152,468)
Loss on Equity Method Investment	(631,568)	(1,121,418)
Other Expense	(1,201)	(1,571)
Other Income	119,489	70,153
Total Other Expense, Net	(5,529,826)	(5,047,279)

Net Loss Before Income Taxes	(9,461,944)	(7,313,792)

Income Tax Expense	(42,948)	-

Net Loss	(9,504,892)	(7,313,792)

Net Loss Attributable to Non-Controlling Interest	(1,171,415)	(544,134)

Net Loss Attributable to Common Stockholders	$(8,333,477)	$(6,769,658)

Net Loss	$(9,504,892)	$(7,313,792)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	1,417,410	(1,161,932)
Total Comprehensive Loss	(8,087,482)	(8,475,724)

Less Comprehensive Loss Attributable to Non-controlling Interests	(969,576)	(713,195)
Total Comprehensive Loss Attributable to Common Shareholders	(7,117,906)	(7,762,529)

Net Loss Per Share - Basic and Diluted	$(0.78)	$(0.73)

Weighted Average Common Shares Outstanding - Basic and Diluted	10,701,411	9,235,119

See accompanying notes to condensed consolidated financial statements.

Aset Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

	Common Stock		Additional	Accumulated Other Comprehensive		Total Alset	Non-	Total
	Shares	Par Value $0.001	Paid in Capital	(Loss) Income	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity
Balance at January 1, 2025	9,235,119	$9,235	$334,023,233	$(849,862)	$(251,851,540)	$81,331,066	$8,867,785	$90,198,851

Issuance of Common Stock and Warrants	1,500,000	1,500	1,202,043	-	-	1,203,543	-	1,203,543

Issuance of HWH Common Stock & Warrants exercise	-	-	1,033,376	-	-	1,033,376	376,607	1,409,983

Gain from SHRG Warrants	-	-	63,859	-	-	63,859	23,273	87,132

Acquisition of LEH Insurance Group LLC	-	-	-	-	-	-	(1,654)	(1,654)

Change in Non-Controlling Interest	-	-	-	(150,783)	-	(150,783)	150,783	-

Foreign Currency Translations	-	-	-	1,215,571	-	1,215,571	201,839	1,417,410

Net Loss	-	-	-	-	(8,333,477)	(8,333,477)	(1,171,415)	(9,504,892)

Balance at March 31, 2025	10,735,119	$10,735	$336,322,511	$214,926	$(260,185,017)	$76,363,155	$8,447,218	$84,810,373

	Common Stock		Additional	Accumulated Other		Total Alset	Non-	Total
	Shares	Par Value $0.001	Paid in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity
Balance at January 1, 2024	9,235,119	$9,235	$332,455,457	$3,609,719	$(247,885,656)	$88,188,755	$8,601,562	$96,790,317

Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	1,098,952	-	-	1,098,952	410,423	1,509,375

Gain from SHRG Convertible Note and Warrants	-	-	157,402	-	-	157,402	58,786	216,188

Change in Non-Controlling Interest after HWH De SPAC	-	-	-	(13,888)	-	(13,888)	13,888	-

Foreign Currency Translations	-	-	-	(992,871)	-	(992,871)	(169,061)	(1,161,932)

Net Loss	-	-	-	-	(6,769,658)	(6,769,658)	(544,134)	(7,313,792)

Balance at March 31, 2024	9,235,119	$9,235	$333,711,811	$2,602,960	$(254,655,314)	$81,668,692	$8,371,464	$90,040,156

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024 (Unaudited)

	2025	2024

Cash Flows from Operating Activities
Net Loss from Operations	$(9,504,892)	$(7,313,792)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	328,808	308,695
Non-Cash Lease Expenses	217,635	307,001
Impairment of Note Receivable, Goodwill and Investment	627,480	443,499
Foreign Transaction Loss (Gain)	1,409,102	(1,193,636)
Unrealized Gain on Securities Investment	(280,908)	(176,634)
Unrealized Loss on Securities Investment - Related Party	3,801,655	5,442,451
Realized Loss on Securities Investment	180,096	152,468
Loss on Equity Method Investment	631,568	1,121,418
Changes in Operating Assets and Liabilities, net of acquisitions
Real Estate	-	1,984,844
Real Estate Reimbursement Receivable	582,500	(960,996)
Account Receivables	(15,360)	98,812
Advances to Related Party	-	(550,000)
Other Receivables - Related Parties	(12,000)	-
Prepaid Expense	53,214	(20,578)
Deposits	(16,357)	(111,609)
Trading Securities	(937,705)	(531,385)
Inventory	(1,007)	(1,620)
Accounts Payable and Accrued Expenses	(617,960)	(210,430)
Deferred Revenue	14,872	-
Operating Lease Liabilities	(216,895)	(297,755)
Net Cash Used in Operating Activities	(3,756,154)	(1,509,247)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(61,244)	(2,072)
Purchase of Investment Securities	-	(646,785)
Issuing Loan Receivable	-	(511,234)
Issuing Loan Receivable - Related Party	(479,297)	(633,083)
Collection of Loan Receivable - Related Party	79,036	34,671
Net Cash Used in Investing Activities	(461,505)	(1,758,503)

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	2,613,526	-
Borrowing from a Commercial Loan	-	119,621
Repayment to Notes Payable	(280,074)	(359,803)
Net Cash Provided by (Used in) Financing Activities	2,333,452	(240,182)

Net Decrease in Cash and Cash Equivalents and Restricted Cash	(1,884,207)	(3,507,932)
Effects of Foreign Exchange Rates on Cash and Cash Equivalents	24,744	311,515
Cash and Cash Equivalents and Restricted Cash - Beginning of Period	28,183,726	27,889,293
Cash and Cash Equivalents and Restricted Cash- End of Period	$26,324,263	$24,692,876

Cash	$25,194,810	$23,727,542
Restricted Cash	$1,129,453	$965,334
Total Cash and Restricted Cash	$26,324,263	$24,692,876

Supplementary Cash Flow Information
Cash Paid for Interest	$992	$992
Cash Paid for Taxes	$42,948	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of ROU / Lease Liability	$132,044	$209,931
Promissory Notes Received in Exchange for Sale of HWH Common Stock to Investors	$-	$16,160,000
Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	$-	$1,509,375
Conversion of Ketomei Note Payable to Common Stock	$-	$310,796
Gain from SHRG Warrants and Convertible Notes	$87,131	$216,188

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Alset Inc. (the “Company” or “AEI”), was incorporated in the State of Delaware on March 7, 2018. AEI is a diversified holding company principally engaged through its subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea, and the People’s Republic of China. We manage a significant portion of our businesses through our 85.8% owned subsidiary, Alset International Limited (“Alset International”), a public company traded on the Singapore Stock Exchange.

The Company has four operating segments based on the products and services we offer, which include three of our principal businesses – real estate, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or any other interim periods or for any other future years. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2024 filed on March 31, 2025.

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of March 31, 2025 and December 31, 2024, as follows:

Name of subsidiary	State or other jurisdiction of	Attributable interest as of,
consolidated under AEI	incorporation or organization	March 31, 2025		December 31, 2024
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.8		85.7
Singapore Construction & Development Pte. Ltd.	Singapore	85.8		85.7
Singapore Construction Pte. Ltd.	Singapore	85.8		85.7
Global BioMedical Pte. Ltd.	Singapore	85.8		85.7
Health Wealth Happiness Pte. Ltd.	Singapore	73.3		81.1
SeD Capital Pte. Ltd.	Singapore	85.8		85.7
LiquidValue Asset Management Pte. Ltd.	Singapore	85.8		85.7
Alset Solar Limited	Hong Kong	85.8		85.7
Alset F&B One Pte. Ltd.	Singapore	66.0		73.0
BMI Capital Partners International Limited	Hong Kong	85.8		85.7
SeD Perth Pty Ltd	Australia	85.8		85.7
SeD Intelligent Home Inc.	United States of America	85.8		85.7
LiquidValue Development Inc.	United States of America	85.8		85.7
Alset EHome Inc.	United States of America	85.8		85.7
SeD USA, LLC	United States of America	85.8		85.7
150 Black Oak GP, Inc.	United States of America	85.8		85.7
SeD Development USA Inc.	United States of America	85.8		85.7
150 CCM Black Oak, Ltd.	United States of America	85.8		85.7
SeD Texas Home, LLC	United States of America	100		100
SeD Ballenger, LLC	United States of America	85.8		85.7
SeD Maryland Development, LLC	United States of America	71.6		71.6
SeD Development Management, LLC	United States of America	72.9		72.8
Hapi Metaverse Inc.	United States of America	99.6		99.6
HotApp BlockChain Pte. Ltd.	Singapore	99.6		99.6
HotApp International Limited	Hong Kong	99.6		99.6
UBeauty Limited	Hong Kong	85.8		85.7
HWH World Inc.	South Korea	73.3		81.1
BioHealth Water Inc.	United States of America	85.8		85.7
Hapi Robot Pte. Ltd. (f.k.a. Impact BioHealth Pte. Ltd.)	Singapore	85.8		85.7
American Home REIT Inc.	United States of America	100		100
Hapi Cafe Inc.	Texas, United States of America	73.3		81.1
HWH (S) Pte. Ltd.	Singapore	85.8		85.7
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
Alset F&B Holdings Pte. Ltd.	Singapore	73.3		81.1
Credas Capital Pte. Ltd.	Singapore	64.3		64.2
Credas Capital GmbH	Switzerland	64.3		64.2
Smart Reward Express Limited	Hong Kong	99.6		49.8	*
AHR Texas Two, LLC	United States of America	100		100
AHR Black Oak One, LLC	United States of America	85.8		85.7
AHR Texas Three, LLC	United States of America	100		100
Hapi Cafe Korea Inc.	South Korea	73.3		81.1
Alset Acquisition Sponsor, LLC	United States of America	93.6		93.5
HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.)	Delaware, United States of America	73.3		81.1
Alset Spac Group Inc.	United States of America	93.6		93.5
Hapi WealthBuilder Pte. Ltd.	Singapore	73.3		81.1
Hapi iRobot Pte. Ltd. (f.k.a. Hapi Marketplace Pte. Ltd.) (f.k.a. HWH Marketplace Pte. Ltd.)	Singapore	73.3		81.1
HWH International Inc.	Nevada, United States of America	73.3		81.1
Hapi Cafe SG Pte. Ltd.	Singapore	73.3		81.1
Hapi Cafe Limited	Hong Kong	99.6		99.6
Hapi Group HK Limited (f.k.a. MOC HK Limited)	Hong Kong	99.6		99.6
AHR Texas Four, LLC	United States of America	100		100
Alset F&B (PLQ) Pte. Ltd.	Singapore	73.3		81.1
Hapi Robot Service Pte. Ltd. (f.k.a. Hapi Acquisition Pte. Ltd.)	Singapore	99.6		99.6
Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.)	China	99.6		99.6
Dongguan Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Robot Ai Trade Pte. Ltd.	Singapore	85.8		85.7
Ketomei Pte. Ltd.	Singapore	40.8	*	39.7	*
Hapi MarketPlace Inc.	United States of America	73.3		81.1
Hapi Café Co., Ltd.	Taiwan	99.6		99.6
Hapi Home Inc.	United States of America	73.3		81.1
Hapi Robot Inc.	United States of America	69.1		72.3
Hapi Café Sdn. Bhd.	Malaysia	73.3		81.1
L.E.H. Insurance Group, LLC	United States of America	44.0	*	-
Hapi Wealth Builder Limited	Hong Kong	73.3		-

*	Although the Company indirectly holds less than 50% of shares of these entities, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit were outstanding as of March 31, 2025 and December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of March 31, 2025 and December 31, 2024, the total balance of this account was $107,901 and $107,874, respectively.

The Company puts money into brokerage accounts specifically for equity investment. As of March 31, 2025 and December 31, 2024, the cash balance in these brokerage accounts was $1,021,552 and $832,065, respectively.

Account Receivables and Allowance for Credit Losses

Account receivables is recorded at invoiced amounts net of an allowance for credit losses and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Account receivables considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2025 and December 31, 2024, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers. As of March 31, 2025 and December 31, 2024, the balance of account receivables was $91,006 and $75,646, respectively.

Other Receivables and Allowance for Credit Losses

Other receivables include developer reimbursements for Lakes at Black Oak project. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at March 31, 2025 and December 31, 2024.

On January 9, 2024, the Company sold 1,600,000 shares of HWH International Inc. (“HWH”) to two investors (800,000 shares to each). The consideration for each of the two purchases of stock was $8,000,000, which was paid through the issuance of promissory notes at the purchase price of $10 per share. These promissory notes carry interest of 1.5% and have maturity dates two years from the date of the notes. Each investor also entered into a Security Agreement. Security interest in the brokerage account into which each investor deposited the Shares (the “Collateral”) shall in each case serve as security for the Company’s repayment of their respective promissory notes, and repossession of such Collateral by the Company shall be the sole recourse for non-payment. On March 31, 2025, HWH’s stock price was $1.24. The Company does not expect that investors will repay the promissory notes when due, as the value of the shares is significantly lower than the original purchase price of $10 per share. The Company expects that all the shares will be returned to the Company at the notes’ maturity date and the notes will be canceled as well. Accordingly, the Company has not recognized the receivable or any gain or loss related to the transaction.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of March 31, 2025 and December 31, 2024, inventory consisted of finished goods from subsidiaries of HWH International Inc. and Hapi Metaverse Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

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

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. DSS, Inc. (“DSS”), American Premium Water Corporation (“APW”, d.b.a. New Electric CV Corporation, “NECV”), Value Exchange International Inc. (“VEII”), Sharing Services Global Corp. (“SHRG”) and Impact Biomedical Inc. (“Impact”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or fair value accounting.

●	The Company has significant influence over DSS. As of March 31, 2025 and December 31, 2024, the Company owned approximately 43.6% and 48.9% of the common stock of DSS, respectively. Our CEO, Chan Heng Fai, is an owner of additional common stock of DSS (not including any common or preferred shares we hold). In addition, our Chief Executive Officer is the Chairman of the Board of Directors of DSS. Apart from Chan Heng Fai, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of DSS (Chan Tung Moe, our Co-Chief Executive Officer and a son of Chan Heng Fai, and Lim Sheng Hon, Danny).

●	The Company has significant influence over APW as the Company holds approximately 0.5% of the common shares of APW. Additionally, our Chief Executive Officer, Chan Heng Fai, is the majority owner of the common stock of APW (not including any common shares we hold).

●	The Company has significant influence over Value Exchange International as the Company holds approximately 48.7% of the common shares of VEII. Chan Heng Fai and another member of the Board of Directors of Hapi Metaverse Inc., Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung and Wong Tat Keung).

●	The Company has significant influence over SHRG as the Company holds approximately 29.0% of the common shares of SHRG. Our Chief Executive Officer holds a director and chairman position on SHRG’s Board of Directors and three of the directors of the Company are the directors of SHRG. Additionally, our Chief Executive Officer is a significant stockholder of SHRG shares.

●	The Company has significant influence over Impact as the Company holds approximately 35.3% of the common shares of Impact.

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

On September 8, 2020, the Company acquired 1,666 shares, approximately 1.45% ownership, from Nervotec Pte Ltd (“Nervotec”), a private company, at the purchase price of $37,826. The Company applied ASC 321 and measured Nervotec at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2024, the value of the investment in Nervotec is $589, as the Company wrote off $37,287 of this investment. As of March 31, 2025, the value of the investment in Nervotec is $596.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company, owns 16.4% of American Medical REIT Inc. (“AMRE”) as of March 31, 2025, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our Chairman and CEO, is the executive chairman and director of AMRE. DSS, of which we own 43.6% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence on AMRE. The Company’s share of losses from AMRE exceeded the carrying amount of the investment, and as a result, the Company suspended recognition of additional losses. The Company will resume recognizing its share of losses only to the extent that it subsequently becomes obligated to fund the investee’s losses or the investee returns to profitability and the Company’s share of earnings exceeds its previously unrecognized losses.

American Pacific Financial, Inc.

The Company owns 36.9% of the shares of the common stock of American Pacific Financial, Inc., formerly known as American Pacific Bancorp, Inc. (“APF”). APF is organized for the purposes of being a financial network holding company, focused on providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. The Company elected to apply the equity method accounting to its investment in APF, as the Company retains significant influence over APF. During the three months ended March 31, 2025 and 2024, the investment loss was $565,769 and $1,079,937, respectively. As of March 31, 2025 and December 31, 2024, the investment in APF was $3,655,527 and $4,221,296, respectively.

Sentinel Brokers Company Inc.

The Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), owns 39.8 shares (10.4%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”). Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as our CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 43.6% and have significant influence over, owns 80.1% of Sentinel. During the three months ended March 31, 2025, the investment loss in Sentinel was $65,799. During the three months ended March 31, 2024, the investment loss in Sentinel was $26,737. Investment in Sentinel was $43,951 and $109,750 at March 31, 2025 and December 31, 2024, respectively.

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

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum. The conversion price is approximately $21.26 per common share of Vector Com. The Company wrote off the entire value of $88,599 of this loan on March 31, 2024.

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

The Company capitalized construction costs of approximately $0 and $(1.4) million, net of sales, for the three months ended March 31, 2025 and 2024, respectively.

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

The Company did not record impairment on any of its projects during the three months ended on March 31, 2025 and 2024.

Properties under development

Properties under development are properties being constructed for sale in the ordinary course of business, rather than to be held for the Company’s own use, rental or capital appreciation.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of March 31, 2025 and December 31, 2024, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during three ended March 31, 2025 and 2024.

Rental of Model Houses

In May 2023, the Company entered into a lease agreement for one of its model houses located in Montgomery County, Texas. The lease was terminated in February 2025. Management intends to procure a new, tenant to occupy the premises after the office used for real estate sales is converted back to a garage.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

Part of the Company’s real estate business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. Builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. Builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Lakes at Black Oak project, which represented approximately 0% and 83%, of the Company’s revenue in the three months ended on March 31, 2025 and 2024, respectively, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the three months ended March 31, 2025 and the year ended December 31, 2024, the Company did not recognize any deferred revenue and collected all rents due.

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

●	Remaining performance obligations

As of March 31, 2025 and December 31, 2024, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Deferred Revenue

The Company recognizes deferred revenue when payments are received in advance of fulfilling its performance obligations. Deferred revenue at March 31, 2025, December 31, 2024 and 2023 was $14,872, $0, and $2,100, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. During the three months ended on March 31, 2025 and 2024, the Company recorded $0 as stock-based compensation expense.

Foreign currency

Functional and reporting currency

Items included in the financial statements of each entity in the Company are measured using the currency of the primary economic environment in which the entity operates (“functional currency”). The financial statements of the Company are presented in U.S. dollars (the “reporting currency”).

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore, Hong Kong, Australia, South Korea, and the People’s Republic of China are maintained in their local currencies, the Singapore Dollar (S$), Hong Kong Dollar (HK$), Australian Dollar (“AUD”), South Korean Won (“KRW”), Chinese Yuan (CN¥) and Taiwan Dollar (“NT$”), which are also the functional currencies of these entities.

Transactions in foreign currencies

Transactions in currencies other than the functional currency during the periods are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the statement of operations.

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange loss of $1,409,102 and gain of $1,193,636 during the three months ended on March 31, 2025 and 2024, respectively. The foreign currency transactional gains and losses are recorded in operations.

Translation of consolidated entities’ financial statements

Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the rates of exchange ruling at the balance sheet date. The Company’s entities with functional currency of S$, HK$, AUD, KRW, CN¥ and NT$, translate their operating results and financial positions into the U.S. dollar, the Company’s reporting currency. Assets and liabilities are translated using the exchange rates in effect on the balance sheet date. Revenue, expense, gains and losses are translated using the average rate for the year. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss).

The Company recorded other comprehensive gain of $1,417,410 from foreign currency translation for the three months ended March 31, 2025 and $1,161,932 loss for the three months ended March 31, 2024, in accumulated other comprehensive loss.

Earnings (loss) per Share

The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share is calculated by dividing the profit or loss attributable to common stock shareholders of the Company by the weighted-average number of common shares outstanding during the year, adjusted for treasury shares held by the Company.

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At March 31, 2025, there were 425,216 potentially dilutive warrants outstanding. At December 31, 2024 there were 425,216 potentially dilutive warrants outstanding.

Basic and diluted net loss per share are the same for both periods presented, as all potentially dilutive securities were antidilutive due to the Company’s net loss in both years.

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

On March 31, 2025 and December 31, 2024, the aggregate non-controlling interests in the Company were $8,447,218 and $8,867,785, respectively.

Impairment of Long-lived Assets

Real Estate

Our policy is to annually obtain an independent third-party valuation for each major project in the United States to identify triggering events for impairment. Our management may use a market comparison method to value other relatively small projects. In addition to the annual assessment of potential triggering events in accordance with ASC 360 – Property Plant and Equipment (“ASC 360”), we apply a fair value-based impairment test to the net book value assets on an annual basis and on an interim basis if certain events or circumstances indicate that an impairment loss may have occurred.

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

As of December 31, 2024, the Company sold all of its lots and therefore did not capitalize any financing costs.

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

For the three months ended March 31, 2024, one customer accounted for approximately 100% of the Company’s property development revenue. For the three months ended March 31, 2025 there were no concentrations for any of our revenue streams.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the three months ended March 31, 2025 and 2024:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Three Months Ended on March 31, 2025
Revenue	$717,805	$-	$-	$350,498	$1,068,303
Cost of Sales	(602,785)	-	-	(174,744)	(777,529)
Gross Profit	115,020	-	-	175,754	290,774
Operating Expenses	(1,144,805)	(163,554)	(512,932)	(2,401,601)	(4,222,892)
Operating Loss	(1,029,785)	(163,554)	(512,932)	(2,225,847)	(3,932,118)
Other Income (Expense)	10,720	(1,251,283)	(698,374)	(3,590,890)	(5,529,826)
Net Loss Before Income Tax	(1,019,065)	(1,414,837)	(1,211,306)	(5,816,737)	(9,461,944)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Three Months Ended on March 31, 2024
Revenue	$5,752,994	$-	$535	$332,678	$6,086,207
Cost of Sales	(4,533,660)	-	(2,041)	(122,666)	(4,658,367)
Gross Profit (Loss)	1,219,334	-	(1,506)	210,012	1,427,840
Operating Expenses	(361,696)	(163,707)	(826,961)	(2,341,990)	$(3,694,354)
Operating Income (Loss)	857,638	(163,707)	(828,467)	(2,131,977)	(2,266,513)
Other Income (Expense)	15,148	(3,491,466)	(205,821)	(1,365,140)	$(5,047,279)
Net Income (Loss) Before Income Tax	872,786	(3,655,173)	(1,034,288)	(3,497,117)	(7,313,792)

March 31, 2025
Cash and Restricted Cash	$4,776,950	$355,797	$4,216,873	$16,974,644	$26,324,263
Total Assets	43,617,855	1,993,681	5,599,876	39,253,333	90,464,745

December 31, 2024
Cash and Restricted Cash	$4,928,236	$326,540	$3,375,824	$19,553,127	$28,183,726
Total Assets	44,683,563	3,176,729	5,446,468	43,382,430	$96,761,977

5. REAL ESTATE ASSETS

As of March 31, 2025 and December 31, 2024, real estate assets consisted of the following:

	March 31, 2025	December 31, 2024

Rental Properties, net	30,426,990	30,695,669
Total Real Estate Assets	$30,426,990	$30,695,669

Single family residential properties

As of March 31, 2025 and December 31, 2024, the Company owned 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $268,679 and $264,052 in the three months ended March 31, 2025 and 2024, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SFRs as of March 31, 2025:

	Number of Homes	Aggregate Investment	Average Investment per Home
SFRs	132	$31,388,691	$237,793

6. NOTES PAYABLE

As of March 31, 2025 and December 31, 2024, notes payable consisted of the following:

	March 31, 2025	December 31, 2024
Motor Vehicle Loans	$116,484	$123,118
Loans for Operations	27,849	37,837
Promissory Note to EF Hutton LLC	1,068,597	1,255,345
Total notes payable	$1,212,930	$1,416,300

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan expired during 2022 and only L/C is outstanding as of March 31, 2025 and December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 approximately $201,751 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

Motor Vehicle Loans

On May 17, 2021, Alset International entered into an agreement with Hong Leong Finance Limited to purchase a car for business purposes. The total purchase price of the car, including associated charges, was approximately $184,596. Alset International paid an initial deposit of $78,640, and pays monthly installments of approximately $1,300, including interest of 1.88% per annum, for 84 months.

On September 22, 2022 Alset International entered into an agreement with United Overseas Bank Limited to purchase an additional car for business purposes. The total purchase price of the car, including associated charges, was approximately $182,430. Alset International paid an initial deposit of $66,020 and pays monthly installments of approximately $1,472, including interest of 1.88% per annum, for 84 months.

Future minimum principal payments under existing motor vehicle loans at March 31, 2025 in each calendar year through the end of their terms are as follows:

2026	30,222
2027	30,222
2028	30,222
2029	17,629
Thereafter	8,189
Total Future Payments	$116,484

Loans for Operations

The Company’s subsidiary, Ketomei Pte Ltd (“Ketomei”) has a loan from DBS Bank Limited, which was used to fund Ketomei’s current operations. Ketomei owed DBS Bank Limited $27,849 and $34,156 at March 31, 2025 and December 31, 2024, respectively.

Ketomei also borrowed $42,696 from an individual on February 21, 2022, which consisted of principal of $36,807 and interest of $5,889 for 2 years at 8% interest rate per annum. Ketomei repaid $39,015 in 2024 and owed $3,681 at December 31, 2024, which will be repaid in 6 installments in 2025. As of March 31, 2025, Ketomei repaid all balance due.

Promissory Note to EF Hutton LLC

On December 18, 2023, the Company’s subsidiary, HWH International Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and EF Hutton LLC (“EF Hutton”) (now known as D. Boral Capital LLC), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event HWH completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full. The first installment of the note that was due in October 2024 of $236,875 was paid in January 2025, resulting in a default due to the delay in payment. We are currently in negotiations with EF Hutton to resolve the default status and restore the account to good standing. As of March 31, 2025, the Company accrued $121,097 in interest on the promissory note and owed $1,068,597 to EF Hutton. As of December 31, 2024, the Company accrued $70,970 in interest on the promissory note and owed $1,255,345 to EF Hutton.

7. RELATED PARTY TRANSACTIONS

Purchase of Shares and Warrants from NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and warrants to purchase 1,220,390,000 shares with an exercise price of $0.0001 per share, from NECV, for an aggregate purchase price of $122,039. We value the NECV warrants under level 3 category through a Black Scholes option pricing model. The fair value of the NECV warrants was $973 as of March 31, 2025 and December 31, 2024.

Stock Purchase Agreement with HWH

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

Business Combination of Alset Capital Acquisition Corp. and HWH International Inc.

On January 9, 2024, two entities affiliated with Alset Inc. completed a previously announced transaction. On September 9, 2022, Alset Capital entered into an agreement and plan of merger (the “Merger Agreement”) with our indirect subsidiary HWH International Inc., a Nevada corporation and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Alset Capital (“Merger Sub”). The Company and its 85.8% owned subsidiary Alset International own Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital.

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

New HWH currently has 6,476,400 shares of common stock issued and outstanding following a 5-for-1 reverse stock split of HWH common stock on February 24, 2025. Of these shares, a total of 5,062,134 shares of New HWH common stock are now owned by the Sponsor, Alset International, and the Company directly. In addition, the Sponsor owns warrants convertible into up to 47,375 shares of New HWH common stock upon exercise.

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

On September 6, 2023, Hapi Metaverse converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the 1st VEII Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. On March 31, 2025 the fair value of the remaining $100,000 of convertible note and warrants was $26,676 and $477,419, respectively. On December 31, 2024 the fair value of the remaining $100,000 of convertible note and warrants was $24,283 and $1,299,973, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, Hapi Metaverse loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the 2nd VEII Credit Agreement for a period of three years. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle Hapi Metaverse to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. The fair value of this convertible note on March 31, 2025 and December 31, 2024 was $389,602 and $447,480, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000 (“2024 Credit Line”). Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement is due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date”). Prior to the Advance Maturity Date, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount. The fair value of this convertible note on March 31, 2025 and December 31, 2024 was $101,805 and $97,867, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

VEII issued a Convertible Promissory Note (the “VEII Convertible Promissory Note”) for $30,000, dated as of March 28, 2025 to Alset Inc. as consideration for a loan in the same amount. This amount can be converted into shares of VEII pursuant to the terms of the VEII Convertible Promissory Note for a period of two years. In the event that Alset Inc. converts all or a portion of the indebtedness into shares of VEII Common Stock, the conversion price shall be $0.0166 per share. The fair value of this convertible note on March 31, 2025 was $28,543. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

Convertible Notes to Sharing Services

On January 17, 2024, the Company received a Convertible Promissory Note (the “1st SHRG Convertible Note”) from Sharing Services Global Corp., an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the 1st SHRG Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The 1st SHRG Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the 1st SHRG Convertible Note, or July 17, 2024. The terms of the note and maturity date were subsequently extended. The fair value of this 1st SHRG Convertible Note on March 31, 2025 and December 31, 2024 was $468,101 and $468,093, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On March 20, 2024, HWH International Inc., a subsidiary of the Company, entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note (the “2nd SHRG Convertible Note) in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the 2nd SHRG Convertible Note nor exercised any of the warrants. On March 31, 2025 the fair value of the 2nd SHRG Convertible Note and warrants was $231,204 and $13,994, respectively. On December 31, 2024 the fair value of the 2nd SHRG Convertible Note and warrants was $212,708 and $13,272, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On May 9, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “3rd SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The 3rd SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 3rd SHRG Convertible Note. Additionally, upon signing the 3rd SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 3rd SHRG Convertible Note. On March 31, 2025 and December 31, 2024, the fair value of the 3rd SHRG Convertible Note was $230,589 and $230,871, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On June 6, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “4th SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 4th SHRG Convertible Note. Additionally, upon signing the 4th SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 4th SHRG Convertible Note. On March 31, 2025 and December 31, 2024, the fair value of the 4th SHRG Convertible Note was $222,631 and $212,865, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On August 13, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “5th SHRG Convertible Note”) in the amount of $100,000, convertible into 35,714 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. The 5th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 5th SHRG Convertible Note. Additionally, upon signing the 5th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 5th SHRG Convertible Note. On March 31, 2025 and December 31, 2024, the fair value of the 5th SHRG Convertible Note was $90,143 and $88,209, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On January 15, 2025, HWH entered into a Loan Agreement (the “Loan Agreement”) with SHRG, under which HWH provided a loan to SHRG in the amount of $150,000. HWH may convert a portion or all of the outstanding balance due under the loan into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of maturity of the Loan Agreement, January 15, 2026. The Loan Agreement bears an 8% interest rate. On March 31, 2025, the fair value of the Loan Agreement was $145,187. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On March 31, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which SHRG issued a convertible promissory note to HWH in the amount of $150,000 (the “6th SHRG Convertible Note”). The 6th SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at HWH’s option until maturity three (3) years from the date of the securities purchase agreement. In addition, SHRG granted HWH warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share. On March 31, 2025, the fair value of the Loan and warrants was $141,617 and $87,131, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

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

Acquisition of L.E.H. Insurance Group, LLC

On November 19, 2024, HWH entered definitive agreements to acquire a controlling 60% interest in L.E.H. Insurance Group, LLC (“LEH”). The acquisition closed on February 27, 2025. This acquisition was facilitated through the purchase of shares from SHRG. LEH is a licensed insurance agency representing over 600 insurance companies, serving as an independent advisor to businesses and individuals. LEH provides personalized insurance solutions, offering expert guidance to meet the unique coverage needs of each customer. LEH is in the early stages of its development, has no employees on its payroll, and has yet to turn a profit.

As of March 31, 2025, the Company impaired goodwill of $77,480 to $0, which was generated from the excess of the purchase price above the net asset value during the acquisition. Total impairment expenses were $77,480.

Apartment Rental for the CEO

The Company was renting an apartment in Singapore for its CEO and Chairman, Chan Heng Fai, as part of the compensation for his services. The Company paid $20,908 deposit for the apartment and had expenses of $29,831 in the three months ended March 31, 2024. The lease expired in September 2024 and the Company did not extend that lease.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of March 31, 2025 and December 31, 2024, the outstanding balance was $11,728 and $11,618, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of March 31, 2025 and December 31, 2024, the outstanding balance was $4,169 and $4,176, respectively.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, Chief Development Officer of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services. In addition, MacKenzie Equity Partners, LLC has been paid certain bonuses, including a sum of $60,000 in June 2024. No bonuses were paid to this entity in 2025.

The Company incurred expenses of $75,000 and $75,000 in the three months ended March 31, 2025 and 2024, respectively, which in 2025 were expensed and in 2024 were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On March 31, 2025 and December 31, 2024, the Company owed this related party $25,000 and $41,602, respectively. These amounts are included in Accounts Payable in the accompanying condensed consolidated balance sheets.

CA Global Consulting Inc., an entity owned by Anthony Chan, the former Chief Operating Officer of the Company, had a consulting agreement with the Company dated April 8, 2021, as amended on May 6, 2022. As of June 13, 2024, the Company terminated the consulting agreement with CA Global Consulting Inc., and the Company ceased paying consulting fees in the amount of $15,000 per month. The Company incurred expenses of $45,000 in the three months ended March 31, 2024.

Notes Receivable from Related Party

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

The amount due from Ketomei at December 31, 2024 was $0.

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

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into a loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matured on January 12, 2023, with automatic three-month extensions. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of March 31, 2025 and December 31, 2024 LVAML owes the Company $463,995.

On September 28, 2023 Alset International Limited (“Alset International”) entered into loan agreement with Value Exchange International Inc., pursuant to which Alset International agreed to lend $500,000 to VEII. The loan carries simple annual interest rate of 8%. As of December 31, 2024 the Company accrued $40,000 interest and VEII owed $550,000, to Alset International. The Company wrote off this loan at March 31, 2025.

On November 6, 2024, the Company signed a loan agreement with HapiTravel Holding Pte. Ltd. (“HTHPL”) in the amount of $137,658 at a rate of 5% per annum, the maturity date of which is on or before the second anniversary of the effective date. During first quarter of 2025, the Company lent HTHPL additional $19,053. As of March 31, 2025 and December 31, 2024 the Company accrued $1,713 and $1,018 interest, respectively, and HTHPL owed $161,134 and $139,514, respectively, to the Company.

On December 18, 2024, the Company sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

On December 17, 2024, the Company entered into a shares purchase agreement with HTHPL, pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in exchange for a promissory note in the amount of $82,635, which bears an 6% interest rate and has a scheduled maturity two years from the date of the promissory note. As of March 31, 2025 and December 31, 2024 the Company accrued $1,220 and $190 interest, respectively, and HTHPL owed $83,695 and $82,635, respectively, to the Company.

On January 23, 2025 the Company entered into loan agreement with New Energy Asia Pacific Company Limited (“New Energy Asia”), pursuant to which the Company agreed to lend $69,326 to New Energy Asia. The loan carries simple annual interest rate of 8% and is due on January 23, 2026. As of March 31, 2025 the Company accrued $1,018 interest and New Energy Asia owed $70,344, to the Company.

8. EQUITY

The Company has authorized share capital of 250,000,000 common shares and 25,000,000 preferred shares.

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

The closing of the Offering occurred on January 3, 2025. The Company received net proceeds from the Offering of approximately $1,200,000, after deducting offering expenses payable of approximately $300,000, including the placement agent fees. The Company used the net proceeds from the Offering for working capital and general corporate purposes.

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

On March 31, 2025, there were 10,735,119 common shares issued and outstanding.

The following table summarizes the warrant activity for the three months ended March 31, 2025.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2024	603,051	$80.46	1.36	$-
Warrants Vested and exercisable at December 31, 2024	603,051	$80.46	1.36	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of March 31, 2025	603,051	$80.46	1.12	$-
Warrants Vested and exercisable at March 31, 2025	603,051	$80.46	1.12	$-

Issuance of HWH Shares to EF Hutton

On December 18, 2023, the Company’s subsidiary, HWH International Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and EF Hutton (now known as D. Boral Capital LLC), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of the Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity.

9. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one or two years. Future minimum rental revenue under existing leases on our properties at March 31, 2025 in each calendar year through the end of their terms are as follows:

2025	$1,187,472
2026	$154,845
Total Future Receipts	$1,342,317

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended March 31, 2025 and 2024, property management fees incurred by the property managers were $35,640 and $35,010, respectively. For the three months ended March 31, 2025 and 2024, leasing fees incurred by the property managers were $13,845 and $10,260, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive (loss) income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2025	$(54,921)	$(3,960,871)	$3,165,930	$(849,862)

Other Comprehensive Income (Loss)	-	1,215,571	(150,783)	1,064,788

Balance at March 31, 2025	$(54,921)	$(2,745,300)	$3,015,147	$214,926

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2024	$(54,921)	$(119,566)	$3,784,206	$3,609,719

Other Comprehensive Loss	-	(992,871)	(13,888)	(1,006,759)

Balance at March 31, 2024	$(54,921)	$(1,112,437)	$3,770,318	$2,602,960

11. ASSETS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
March 31, 2025
Assets
Investment Securities- Fair Value Option	$7,159,556	$490,321	$-	$7,649,877
Investment Securities- Trading	104,658	6,002,330	-	6,106,988
Warrants – NECV	-	-	973	973
Warrants - VEII	-	477,419	-	477,419
Warrants - SHRG	-	101,125	-	101,125
Convertible Loan Receivable - VEII	-	546,626	-	546,626
Convertible Loan Receivable - SHRG	-	1,529,472	-	1,529,472
Total Assets at Fair Value	$7,264,214	$9,147,293	$973	$16,412,480

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Assets
Investment Securities- Fair Value Option	$3,565,089	$7,463,324	$-	$11,028,413
Investment Securities- Trading	2,612,293	2,061,230	-	4,673,523
Warrants - APW	-	-	973	973
Warrants - VEII	-	1,299,973	-	1,299,973
Warrants- SHRG	-	13,272	-	13,272
Convertible Loan Receivable - VEII	-	569,630	-	569,630
Convertible Loan Receivable - SHRG	-	1,212,746	-	1,212,746
Total Investment in Securities at Fair Value	$6,177,382	$12,620,175	$973	$18,798,530

Realized loss on investment securities for the three months ended March 31, 2025 was $180,096 and realized loss on investment securities for the three months ended March 31, 2024 was $152,468. Unrealized gain on securities investment was $3,520,747 and unrealized loss was $5,265,817 in the three months ended March 31, 2025 and 2024, respectively. These gains and losses were recorded directly to net loss.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from the local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at March 31, 2025 and December 31, 2024, respectively.

	Share price		Market Value
	3/31/2025	Shares	3/31/2025	Valuation

DSS (Related Party)	$0.870	3,961,210	$3,446,253	Investment in Securities at Fair Value – Related Party

Impact Biomedical (Related Party)	$0.870	4,268,165	$3,713,303	Investment in Securities at Fair Value – Related Party

Trading Stocks			$104,658	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$7,264,214

AMBS	$0.000	20,000,000	$-	Investment in Securities at Fair Value

Holista	$0.019	1,000	$19	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.017	21,179,275	$366,400	Investment in Securities at Fair Value – Related Party

New Electric CV (Related Party)	$0.000	354,039,000	$-	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$1.381	89,732	$123,902	Investment in Securities at Fair Value – Related Party

Trading Stocks			$6,002,330	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$6,492,651

Nervotec	N/A	1,666	$596	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,700	Investment in Securities at Cost
Ideal Food and Beverages	N/A	19,000	$-	Investment in Securities at Cost
HapiTravel Holding	N/A	19,000	$142	Investment in Securities at Cost
	Total Equity Securities		$13,774,303

	Share price		Market Value
	12/31/2024	Shares	12/31/2024	Valuation

DSS (Related Party)	$0.900	3,961,210	$3,565,089	Investment in Securities at Fair Value – Related Party

Trading Stocks			$2,612,293	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$6,177,382

AMBS	$0.000	20,000,000	$-	Investment in Securities at Fair Value

Holista	$0.008	1,000	$8	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.035	21,179,275	$749,746	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$1.000	89,732	$89,732	Investment in Securities at Fair Value – Related Party

New Electric CV (Related Party)	$0.000	354,039,000	$-	Investment in Securities at Fair Value – Related Party

Impact BioMedical (Related Party)	$1.45	4,568,165	$6,623,838	Investment in Securities at Fair Value – Related Party

Trading Stocks			$2,061,230	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$9,524,554

Nervotec	N/A	1,666	$589	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,636	Investment in Securities at Cost
Ideal Food and Beverages	N/A	19,000	$-	Investment in Securities at Cost
HapiTravel Holding	N/A	19,000	$140	Investment in Securities at Cost
	Total Equity Securities		$15,719,398

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025 and 2024:

Total
Balance at January 1, 2025	$973
Total Gains	-
Balance at March 31, 2025	$973

Total
Balance at January 1, 2024	$77,737
Impairment	(77,307)
Total Gains	543
Balance at March 31, 2024	$973

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum. The conversion price is approximately $21.26 per common share of Vector Com. The Company wrote off this loan at March 31, 2024

Warrants

NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of NECV for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2022. The Company did not exercise any warrants during three months ended March 31, 2025 and the year ended December 31, 2024. We value NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV was $973 as of March 31, 2025 and December 31, 2024.

The fair value of the NECV warrants under level 3 category as of March 31, 2025 and December 31, 2024 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31, 2025	December 31, 2024

Stock Price	$0.0001	$0.0001
Exercise price	$0.001	$0.001
Risk free interest rate	4.62%	4.62%
Annualized volatility	869.4%	869.4%
Dividend Yield	$0.00	$0.00
Year to maturity	5.31	5.56

VEII

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 7 - Related Party Transactions, Note Receivable from a Related Party Company. As of March 31, 2025 and December 31, 2024, the fair value of the warrants was $477,419 and $1,299,973, respectively. The Company did not exercise any warrants during the three months March 31, 2025 and the year ended December 31, 2024.

The fair value of the VEII warrants under level 2 category as of March 31, 2025, and December 31, 2024 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31, 2025	December 31, 2024

Stock price	$0.0173	$0.0357
Exercise price	$0.1770	$0.1770
Risk free interest rate	7.50%	7.50%
Annualized volatility	176.83%	458.92%
Dividend Yield	$0.00	$0.00
Year to maturity	3.43	3.68

SHRG

On March 20, 2024, HWH International Inc., entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of March 31, 2025 and December 31, 2024, the fair value of the warrants was $13,994 and $13,272, respectively.

The fair value of the 148,810 SHRG warrants under level 2 category as of March 31, 2025 and December 31, 2024, was calculated using binomial option pricing model valued with the following weighted average assumptions:

	March 31, 2025	December 31, 2024

Stock price	$1.3808	$1.0000
Exercise price	$1.6800	$1.6800
Risk free interest rate	3.91%	4.34%
Annualized volatility	231.24%	204.14%
Dividend Yield	$0.00	$0.00
Year to maturity	3.96	4.21

On March 31, 2025, HWH entered into a securities purchase agreement with the SHRG, pursuant to which SHRG issued a convertible promissory note to HWH in the amount of $150,000. This SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at HWH’s option until maturity three (3) years from the date of the securities purchase agreement. In addition, SHRG granted HWH warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of March 31, 2025, the fair value of the warrants was $87,131.

The fair value of the 937,500 SHRG warrants under level 2 category as of March 31, 2025, was calculated using binomial option pricing model valued with the following weighted average assumptions:

March 31, 2025

Stock price	$1.3808
Exercise price	$0.8500
Risk free interest rate	3.87%
Annualized volatility	231.24%
Dividend Yield	$0.00
Year to maturity	3.00

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

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases offices in Maryland, Singapore, Hong Kong, South Korea and China through leased spaces aggregating approximately 25,000 square feet, under leases expiring on various dates from July 2025 to April 2029. The leases have rental rates ranging from $1,321 to $23,020 per month. Our total rent expense under these office leases was $235,500 and $292,719 in the three months ended March 31, 2025 and 2024, respectively. The total cash paid for rent under these office leases was $222,773 and $272,844 in the three months ended March 31, 2025 and 2024, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of March 31, 2025
Singapore - AI	June 2023 to May 2026
Singapore – F&B	October 2024 to September 2027
Singapore – Hapi Cafe	July 2024 to June 2026
South Korea – Hapi Cafe	August 2022 to August 2025
South Korea – HWH World	August 2022 to July 2025
Bethesda, Maryland, USA	April 2024 to March 2027
China - Office	March 2023 – March 2027
China - Shop	June 2024 to April 2029
Taiwan - Cafe	May 2024 to October 2027
Taiwan - Office	August 2024 to August 2026
Hong Kong - Office	February 2025 to January 2028

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 0.35% to 7.2% in 2025 and 2024, which were used as the discount rates. The Company’s weighted-average remaining lease term relating to its operating leases are 2.10 years, with a weighted-average discount rate of the 3.65%. The balances of operating lease right-of-use assets and operating lease liabilities as of March 31, 2025 were $1,390,041 and $1,457,054, respectively. The balance of operating lease right-of-use assets and operating lease liabilities as of December 31, 2024 were $1,468,913 and $1,525,169, respectively.

The table below summarizes future payments due under these leases as of March 31, 2025.

For the Twelve Months Ending March 31:

2026	817,185
2027	523,700
2028	197,013
2029	31,369
2030	2,625
Total Minimum Lease Payments	$1,571,892
Less: Effect of Discounting	(114,838)
Present Value of Future Minimum Lease Payments	1,457,054
Less: Current Obligations under Leases	(707,274)
Long-term Lease Obligations	$749,780

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of March 31, 2025 and December 31, 2024, the security deposits held in the trust account were $295,723 and $ 303,518, respectively.

13. SUBSEQUENT EVENTS

Credit Facility Agreement with HWH

On April 14, 2025, the Company entered into an amendment (the “Amendment”) to the Credit Facility Agreement with HWH International Inc. dated April 24, 2024, pursuant to which the Company provided HWH a line of credit facility (the “Credit Facility”) which provides a maximum, aggregate credit line of up to $1,000,000. Under the terms of the Amendment, the date upon which each advance made under the Credit Facility and all accrued but unpaid interest shall be due and payable was extended from April 24, 2025 to April 14, 2026. Further, pursuant to the Amendment, HWH released Alset International Limited from its obligations under its Letter of Continuing Financial Support to HWH dated March 28, 2025. The terms of the Company’s Letter of Continuing Financial Support to HWH were not altered by the Amendment.

Stock Compensation

On April 15, 2025, the Board of Directors (the “Board”) of the Company awarded Chairman and Chief Executive Officer Chan Heng Fai 1,000,000 restricted shares of the Company’s common stock (the “Shares”). The Shares were granted to Mr. Chan as compensation for services rendered to the Company pursuant to the Company’s 2025 Incentive Compensation Plan, as adopted on March 17, 2025. Under the terms and conditions of the award, the Shares may not be sold, assigned, transferred, pledged, encumbered or otherwise disposed of until April 15, 2026. The Shares are not part of Mr. Chan’s regular annual compensation and will not be awarded on a regularly recurring basis. As of the date of the issuance of the Shares, the fair value thereof was $840,000.

Loan to SHRG

On April 17, 2025, HWH International Inc. (“HWH”) entered into a Loan Agreement (the “Loan Agreement”) with Sharing Services Global Corp., an affiliate of the Company (“SHRG”), under which HWH provided a loan to SHRG in the amount of $250,000. The maturity date of the Loan Agreement is April 17, 2026. The Loan Agreement bears an 8% interest rate. Additionally, upon execution SHRG incurred a commitment fee representing 5% of the loan principal, $12,500.

Sale of IBO Shares

Between April 1, 2025 and April 4, 2025, the Company and its subsidiaries Alset International Limited and Global Biomedical Pte. Ltd. collectively sold the Company’s entire equity interest in Impact Biomedical Inc. (NYSE: IBO) (“Impact”) consisting of 4,268,165 shares of Impact’s common stock. The disposition of the Impact stock was made through several sales on the market through a broker. Chan Heng Fai, our Chairman and Chief Executive Officer, is a director of Impact.

Planned Acquisition of New Energy Asia Pacific Inc.

On December 13, 2023, the Company entered into a term sheet with Chan Heng Fai (the “Seller”), the Chairman of the Board of Directors, Chief Executive Officer and largest stockholder of the Company. The Company had agreed to purchase from the Seller all of the issued and outstanding shares of New Energy Asia Pacific Inc. (“NEAPI”), a corporation incorporated in the State of Nevada, for the consideration of $103,750,000, to be paid in the form of a convertible promissory note to be issued to the Seller. NEAPI owns 41.5% of the issued and outstanding shares of New Energy Asia Pacific Limited (“New Energy”), a Hong Kong corporation.

The parties have now mutually agreed to revise this agreement, and on May 8, 2025, the Company and the Seller entered into an Amended Term Sheet (the “Amended Term Sheet”). Under the terms of the Amended Term Sheet, the Company agreed to purchase from the Seller all of the outstanding shares of NEAPI through a stock purchase agreement for a purchase price of $83,000,000 in the form of a promissory note convertible into newly issued shares of the Company’s common stock (the “Convertible Note”). The Convertible Note shall have an interest rate of 1% per annum. Under the terms of the Convertible Note, the Seller may convert any outstanding principal and interest into shares of the Company’s common stock at $3.00 per share upon ten (10) days’ notice prior to maturity of the Convertible Note five (5) years from the date of the Term Sheet, and upon maturity of the Convertible Note any outstanding principal and accrued interest accrued thereunder will automatically be converted into shares of the Company’s common stock at the conversion rate.

The Company anticipates entering into definitive agreements in the immediate future reflecting the terms set forth in the Amended Term Sheet. The closing of the transaction contemplated by the Amended Term Sheet will be subject to certain closing conditions, including receiving consent of the stockholders holding a majority of the Company’s issued and outstanding shares.

Notice from NASDAQ

On May 13, 2025, the Company received a letter from The Nasdaq Stock Market LLC indicating that the Company’s common stock had closed below the minimum $1.00 per share bid price requirement for 30 consecutive business days, and that the Company is therefore not in compliance with Nasdaq Listing Rule 5550(a)(2). The notification has no immediate effect on the listing of the Company’s common stock, and the Company has 180 calendar days to regain compliance with the minimum bid price requirement.

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

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea and the People’s Republic of China. We manage a significant portion of our three principal businesses through our 85.8% owned subsidiary, Alset International, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas in our real estate segment. In our digital transformation technology segment, we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes the sale of consumer products. Alset Inc. and Alset International Limited collectively own 73.3% of HWH International Inc. (described in further detail below). We also have certain wholly owned subsidiaries that collectively own 132 single family residential rental properties in Montgomery and Harris Counties, Texas.

We also have minority ownership interests, including a 36.9% equity interest in American Pacific Financial, Inc., formerly known as American Pacific Bancorp Inc. (“APF”), a 43.6% equity interest in DSS Inc. (“DSS”), an indirect 48.7% equity interest in Value Exchange International Inc. (“VEII”), a 0.5% equity interest in American Premium Water Corporation (“APW”, d.b.a. New Electric CV Corporation, “NECV”), a 29% equity interest in Sharing Services Global Corporation (“SHRG”) and a 35.3% equity interest in Impact BioMedical Inc. (“IBO”). APF is a financial network holding company. DSS is a multinational company operating businesses with five divisions: product packaging, biotechnology, direct marketing, commercial lending, and securities and investment management. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTCQB (OTCQB: VEII). Sharing Services Global Corporation (OTC Pink: SHRG), is a publicly traded company dedicated to building shareholder value by developing or acquiring businesses, products and technologies in the direct selling industry and other industries that augment the Company’s product and services portfolio, business competencies, and geographic reach. Impact BioMedical Inc. is focused on discovery, development, and commercialization of products and technologies to address unmet needs in human healthcare and wellness for specialty biopharmaceuticals, antivirals, antimicrobials, consumer healthcare, and wellness products in the United States. Impact BioMedical Inc. is listed on NYSE American (NYSE: IBO).

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

Recent Developments

Stock Compensation

On April 15, 2025, the Board of Directors (the “Board”) of the Company awarded Chairman and Chief Executive Officer Chan Heng Fai 1,000,000 restricted shares of the Company’s common stock (the “Shares”). The Shares were granted to Mr. Chan as compensation for services rendered to the Company pursuant to the Company’s 2025 Incentive Compensation Plan, as adopted on March 17, 2025. Under the terms and conditions of the award, the Shares may not be sold, assigned, transferred, pledged, encumbered or otherwise disposed of until April 15, 2026. The Shares are not part of Mr. Chan’s regular annual compensation and will not be awarded on a regularly recurring basis. As of the date of the issuance of the Shares, the fair value thereof was $840,000.

Notice from NASDAQ

On May 13, 2025, the Company received a letter from The Nasdaq Stock Market LLC indicating that the Company’s common stock had closed below the minimum $1.00 per share bid price requirement for 30 consecutive business days, and that the Company is therefore not in compliance with Nasdaq Listing Rule 5550(a)(2). The notification has no immediate effect on the listing of the Company’s common stock, and the Company has 180 calendar days to regain compliance with the minimum bid price requirement.

Consummation of the Merger of Alset Capital Acquisition Corp. and HWH International Inc.

On January 9, 2024, two entities affiliated with Alset Inc. completed a previously announced transaction. On September 9, 2022, Alset Capital Acquisition Corp., a Delaware corporation (“Alset Capital”) entered into an agreement and plan of merger (the “Merger Agreement”) with our indirect subsidiary HWH International Inc., a Nevada corporation (“HWH Nevada”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Alset Capital (“Merger Sub”). The Company and its 85.8% owned subsidiary Alset International own Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital.

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

The closing of the transactions described herein was contingent upon the approval of the stockholders of Alset International Limited (which was approved on November 18, 2024) and the satisfaction of other closing conditions. The transactions closed on November 20, 2024.

Sale of Certain Lots

Agreement to Sell 142 Lots and 63 Lots

On November 13, 2023, 150 CCM Black Oak Ltd. (the “Seller”), a Texas Limited Partnership, entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the city of Magnolia, Texas known as the “Lakes at Black Oak.” On July 1, 2024, the Seller closed the sale of 70 of the lots contemplated by the Agreement, generating approximately $3.8 million. Pursuant to the other Agreement, the Seller agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas (“Alset Villas”). Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The selling price of these lots was anticipated to equal approximately $3.3 million. The sale of the first 70 lots closed on July 1, 2024 generating approximately $3.8 million. The sale of the additional 72 lots closed on October 10, 2024 generating approximately $3.9 million. The sale of 63 lots at Alset Villas closed on December 16, 2024 generating approximately $3.8 million.

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

Issuance of Convertible Loans to Value Exchange International, Inc.

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

VEII issued a Convertible Promissory Note (the “VEII Convertible Promissory Note”) for $30,000, dated as of March 28, 2025 to Alset Inc. as consideration for a loan in the same amount. This amount can be converted into shares of VEII pursuant to the terms of the VEII Convertible Promissory Note for a period of two years. In the event that Alset Inc. converts all or a portion of the indebtedness into shares of VEII Common Stock, the conversion price shall be $0.0166 per share. The fair value of this convertible note on March 31, 2025 was $28,543. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

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

On March 31, 2025, HWH entered into a securities purchase agreement with the Issuer, pursuant to which the Issuer issued a convertible promissory note to HWH in the amount of $150,000 (the “6th SHRG Convertible Note”). The 6th SHRG Convertible Note is convertible into the Issuer’s common stock at $0.80 per share at HWH’s option until maturity three (3) years from the date of the securities purchase agreement. In addition, the Issuer granted HWH warrants exercisable into 937,500 shares of the Issuer’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share.

Planned Acquisition of New Energy Asia Pacific Inc.

On December 13, 2023 the Company entered into a term sheet with Chan Heng Fai (the “Seller”), the Chairman of the Board of Directors, Chief Executive Officer and largest stockholder of the Company. The Company had agreed to purchase from the Seller all of the issued and outstanding shares of New Energy Asia Pacific Inc. (“NEAPI”), a corporation incorporated in the State of Nevada, for the consideration of $103,750,000, to be paid in the form of a convertible promissory note to be issued to the Seller. NEAPI owns 41.5% of the issued and outstanding shares of New Energy Asia Pacific Limited (“New Energy”), a Hong Kong corporation.

The parties have now mutually agreed to revise this agreement, and on May 8, 2025, the Company and the Seller entered into an Amended Term Sheet (the “Amended Term Sheet”). Under the terms of the Amended Term Sheet, the Company agreed to purchase from the Seller all of the outstanding shares of NEAPI through a stock purchase agreement for a purchase price of $83,000,000 in the form of a promissory note convertible into newly issued shares of the Company’s common stock (the “Convertible Note”). The Convertible Note shall have an interest rate of 1% per annum. Under the terms of the Convertible Note, the Seller may convert any outstanding principal and interest into shares of the Company’s common stock at $3.00 per share upon ten (10) days’ notice prior to maturity of the Convertible Note five (5) years from the date of the Term Sheet, and upon maturity of the Convertible Note any outstanding principal and accrued interest accrued thereunder will automatically be converted into shares of the Company’s common stock at the conversion rate.

The Company anticipates entering into definitive agreements in the immediate future reflecting the terms set forth in the Amended Term Sheet. The closing of the transaction contemplated by the Amended Term Sheet will be subject to certain closing conditions, including receiving consent of the stockholders holding a majority of the Company’s issued and outstanding shares.

New Energy focuses on distributing all-electric versions of special-purpose and transportation vehicles, charging stations and batteries. The Company intends for this to be a strategic move, in line with the Company’s commitment to advancing sustainable and eco-friendly solutions for the future. The Seller is a member of the Board of Directors of New Energy and is a stockholder of New Energy.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2025 and 2024

	Three- Months Ended
	March 31, 2025	March 31, 2024
Revenue	$1,068,303	$6,086,207
Operating Expenses	$(5,000,421)	$(8,352,720)
Other Expenses	$(5,529,826)	$(5,047,279)
Income Tax Expense	$(42,948)	$-
Net Loss	$(9,504,892)	$(7,313,792)

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three-months Ended		Change
	March 31, 2025	March 31, 2024	Dollars	Percentage
Real Estate	$717,805	$5,752,994	$(5,035,189)	-88%
Biohealth	-	535	(535)	-100%
Other	350,498	332,678	17,820	5%
Total Revenue	$1,068,303	$6,086,207	$(5,017,904)	-82%

Revenue was $1,068,303 and $6,086,207 for the three months ended March 31, 2025 and 2024, respectively. The decrease in revenue is mainly caused by the fact that the remaining properties in the Lakes at Black Oak and Alset Villas projects were sold in 2024.

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

Revenue from rental business was $717,805 and $707,592 in the three months ended March 31, 2025 and 2024, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

The Company operates its biohealth segment in the South Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc (“HWH World”). HWH World operates based on a direct sale model of health supplements. HWH World recognized $0 and $535 in revenue in the three months ended March 31, 2025 and 2024, respectively.

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

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended March 31, 2025 and 2024, the revenue from other businesses was $350,498 and $332,678, respectively, generated by Korean, Singaporean and Chinese café shops and restaurants.

Cost of Revenues and Operating Expenses

The following tables sets forth period-over-period changes in cost of revenues for each of our reporting segments:

	Three-months Ended		Change
	March 31, 2025	March 31, 2024	Dollars	Percentage
Real Estate	$602,785	$4,533,660	$(3,930,875)	-87%
Biohealth	-	2,041	(2,041)	-100%
Other	174,744	122,666	52,078	42%
Total Cost of Revenues	$777,529	$4,658,367	$(3,880,838)	-83%

Cost of revenues decreased from $4,658,367 in the three months ended March 31, 2024 to $777,529 in the three months ended March 31, 2025. The decrease in cost of revenue is caused by the decrease in property sales from the Lakes at Black Oak project in 2025. The last lots in Lakes at Black Oak project were sold during 2024.

The gross margin decreased to $290,774 from $1,427,840 in the three months ended March 31, 2025 and 2024, respectively. The decrease of gross margin was caused by the decrease in sales in the Lakes at Black Oak Project.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three-months Ended		Change
	March 31, 2025	March 31, 2024	Dollars	Percentage
Real Estate	$1,144,805	$361,696	$783,109	217%
Biohealth	512,932	826,961	(314,029)	-38%
Digital Transformation Technology	163,554	163,707	(153)	0%
Other	2,401,601	2,341,990	59,611	3%
Total Operating Expenses	$4,222,892	$3,694,354	$528,538	14%

The increase of operating expenses in the first three months of 2025 compared to the same period of 2024 was mostly caused by recording impairment of goodwill and note receivable. Additionally, the Company has been notified by a purchaser of certain lots that they mistakenly overpaid by $450,000 in December 2024. The repayment of $450,000 was recorded in the Company’s books in the first quarter of 2025 as an expense.

Other Income (Expense)

In the three months ended March 31, 2025, the Company had other expense of $5,529,826 compared to other expense of $ 5,047,279 in the three months ended March 31, 2024. The loss/gain on foreign exchange transaction is the primary reason for the volatility in these two periods. Foreign exchange transaction loss was $1,409,102 in the three months ended March 31, 2025, compared to $1,193,636 gain in the three months ended March 31, 2024.

Net Loss

In the three months ended March 31, 2025 the Company had net loss of $9,504,892 compared to net loss of $7,313,792 in the three months ended March 31, 2024.

Liquidity and Capital Resources

Our real estate assets have decreased to $30,426,990 as of March 31, 2025 from $30,695,669 as of December 31, 2024. This decrease reflects depreciation expenses on the rental properties.

Our cash has decreased from $27,243,787 as of December 31, 2024 to $25,194,810 as of March 31, 2025. Our liabilities decreased from $6,563,126 at December 31, 2024 to $5,654,372 at March 31, 2025. Our total assets have decreased to $90,464,745 as of March 31, 2025 from $96,761,977 as of December 31, 2024 mainly due to decrease in cash and value of investment securities.

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

On November 13, 2023, the Company entered into two Contracts for Purchase and Sale and Escrow Instructions (each an “Agreement,” collectively, the “Agreements”) with Century Land Holdings of Texas, LLC, a Colorado limited liability company (the “Buyer”). Pursuant to the terms of one of the aforementioned Agreements, the Seller agreed to sell approximately 142 single-family detached residential lots comprising a section of a residential community in the Lakes at Black Oak. The selling price of these lots was anticipated to equal approximately $7.4 million. Pursuant to the other Agreement, the Seller agreed to sell 63 single-family detached residential lots in the city of Magnolia, Texas. In 2021, our subsidiary Alset EHome Inc. acquired approximately 19.5 acres of partially developed land near Houston, Texas which was used to develop a community named Alset Villas. Alset EHome was in the process of developing the 63 lots at Alset Villas in 2023. The closing of the transactions described above depended on the satisfaction of certain conditions. On July 1, 2024, the Seller closed the sale of 70 of the lots contemplated by that certain Agreement, generating approximately $3.8 million. The sale of the remaining 72 lots at Lakes at Black Oak closed on October 10, 2024 generating approximately $3.9 million. The sale of 63 lots at Alset Villas closed on December 16, 2024 generating approximately $3.8 million.

The Company is entitled to receive certain developer reimbursements for the Lakes at Black Oak and Alset Villas projects. The Company expects that approximately $8 million of the receivable will be collected within the next twelve months.

The management believes that the available cash in bank accounts and favorable cash revenue from real estate projects are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows for the Three Months Ended March 31, 2025 and 2024

	Three-months Ended
	2025	2024
Net cash used in operating activities	$(3,756,154)	$(1,509,247)
Net cash used in investing activities	$(461,505)	$(1,758,503)
Net cash provided by (used in) financing activities	$2,333,452	$(240,182)

Cash Flows from Operating Activities

Net cash used in operating activities was $1,509,247 in the first three months of 2024, as compared to net cash used in operating activities of $3,756,154 in the same period of 2025. Purchase of trading securities and paying off payables in 2025 were the main reason for the cash used in operating activities in that period.

Cash Flows from Investing Activities

Net cash used in investing activities was $1,758,503 in the first three months of 2024, as compared to net cash used in investing activities of $461,505 in the same period of 2025. In the three months ended March 31, 2025, the Company issued $479,297 in loans to related parties and spent $61,244 to purchase fixed assets. At the same time, we received $79,036 from repayment of related party loan. In the three months ended March 31, 2024 we invested $646,785 in marketable securities, issued $1,144,317 in loans to related parties and received $34,671 from repayment of related party notes receivable.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2,333,452 in the three months ended March 31, 2025, compared to net cash used of $240,182 in the three months ended March 31, 2024. The cash provided by financing activities in the first three months of 2025 was from proceeds from issuing common stock of $2,613,526. In that same period, the Company repaid $280,074 of note payable. In the first three months of 2024 the Company borrowed $119,621 from a third party loan and repaid $359,803 of note payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2025 or the year ended December 31, 2024. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $30 million and $30 million on March 31, 2025 and December 31, 2024, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $30 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2025, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of March 31, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Not applicable.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description

10.1	Form of Securities Purchase Agreement by and between Alset Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report filed by the Company with the SEC on January 3, 2025.)
10.2	Placement Agency Agreement between the Company and Aegis Capital Corp. dated January 2, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report filed by the Company with the SEC on January 3, 2025.)
10.3	Incentive Compensation Plan Stock Award Agreement, dated April 15, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report filed by the Company with the SEC on April 17, 2025.)
10.4	Amended Term Sheet, dated May 8, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report filed by the Company with the SEC on May 14, 2025.)
31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	2025 Incentive Compensation Plan (Incorporated by Reference in the Company’s Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed by the Company with the SEC on February 24, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET INC.

May 15, 2025	By:	/s/ Chan Heng Fai
Chan Heng Fai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

May 15, 2025	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

May 15, 2025	By:	/s/ Rongguo Wei
Rongguo Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

May 15, 2025	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

