Form 10-Q
period 2025-06-30
Alset Inc.
filed 2025-08-14
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 14, 2025, there were 39,221,676 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

2

Part I. Financial Information

Item 1. Financial Statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
Assets:
Current Assets:
Cash and Cash Equivalents	$25,584,862	$27,243,787
Restricted Cash	107,928	939,939
Account Receivables, Net	79,749	75,646
Other Receivables, Net	9,301,124	6,251,219
Note Receivables - Related Parties, Net	1,518,111	1,679,822
Convertible Loan Receivables at Fair Value - Related Party	178,565	1,782,376
Prepaid Expense	162,951	207,483
Inventory	9,797	4,913
Investment in Securities at Fair Value	7,016,002	4,673,530
Investment in Securities at Fair Value - Related Party	-	12,342,624
Investment in Securities at Cost	-	17,462
Investment in Equity Method Securities	-	4,331,046
Deposits	47,448	210,495
Total Current Assets	44,006,537	59,760,342

Noncurrent Assets:
Real Estate - Rental Properties	30,158,311	30,695,669
Operating Lease Right-Of-Use Assets, Net	1,197,576	1,468,913
Deposits	234,372	272,281
Convertible Loan Receivables at Fair Value - Related Party	1,738,147	-
Investment in Securities at Fair Value - Related Party	4,961,358	-
Investment in Securities at Cost	18,156	-
Investment in Equity Method Securities	3,020,131	-
Other Receivables - Long Term, Net	-	3,970,149
Property and Equipment, Net	676,937	594,623
Total Assets	$86,011,525	$96,761,977

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,188,191	$3,605,863
Deferred Revenue	15,631	-
Operating Lease Liabilities	696,534	531,885
Notes Payable	1,152,163	1,323,059
Notes Payable - Related Parties	18,503	15,794
Total Current Liabilities	4,071,022	5,476,601

Long-Term Liabilities:
Operating Lease Liabilities	584,333	993,284
Notes Payable	82,794	93,241
Total Liabilities	4,738,149	6,563,126

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 250,000,000 shares authorized; 11,709,219 and 9,235,119 shares issued and outstanding on June 30, 2025 and December 31, 2024, respectively	11,709	9,235
Additional Paid in Capital	337,071,493	334,023,233
Accumulated Deficit	(268,406,458)	(251,851,540)
Accumulated Other Comprehensive Income (Loss)	4,138,435	(849,862)
Total Alset Inc. Stockholders’ Equity	72,815,179	81,331,066
Non-Controlling Interests	8,458,197	8,867,785
Total Stockholders’ Equity	81,273,376	90,198,851

Total Liabilities and Stockholders’ Equity	$86,011,525	$96,761,977

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Three- Months Ended June 30,		Six- Months Ended June 30,
	2025	2024	2025	2024

Revenue
Rental	$716,042	$705,011	$1,433,847	$1,425,505
Property	-	-	-	5,032,500
Other	382,920	422,035	733,418	755,248
Total Revenue	1,098,962	1,127,046	2,167,265	7,213,253
Operating Expenses
Cost of Sales	843,046	829,958	1,620,575	5,488,325
General and Administrative	2,954,942	2,798,137	6,550,354	6,048,990
Impairment of Note Receivable, Goodwill and Investment	56,435	308,423	683,915	751,922
Total Operating Expenses	3,854,423	3,936,518	8,854,844	12,289,237

Loss from Operations	(2,755,461)	(2,809,472)	(6,687,579)	(5,075,984)

Other Non-Operating Income (Expense)
Interest Income	81,706	122,415	174,594	343,155
Interest Income - Related Party	60,926	55,849	112,555	84,438
Interest Expense	(32,085)	(94,091)	(83,203)	(113,214)
Gain on Disposal of a Subsidiary	384,356	-	384,356	-
Foreign Exchange Transaction (Loss) Gain	(4,834,398)	845,350	(6,243,500)	2,038,986
Unrealized (Loss) Gain on Securities Investment	(551,910)	247,319	(271,002)	423,953
Unrealized Gain (Loss) on Securities Investment - Related Party	2,788,562	1,429,392	(1,013,093)	(4,013,059)
Realized Loss on Securities Investment	(490,440)	(192,205)	(670,536)	(344,673)
Realized Loss on Securities Investment - Related Party	(2,438,848)	-	(2,438,848)	-
Loss on Equity Method Investment	(679,347)	(856,724)	(1,310,915)	(1,978,142)
Other Expense	(472,780)	(36,999)	(473,981)	(38,570)
Other Income	98,577	139,201	218,066	209,354
Total Other Non-Operating (Expense) Income, Net	(6,085,681)	1,659,507	(11,615,507)	(3,387,772)

Net Loss Before Income Taxes	(8,841,142)	(1,149,965)	(18,303,086)	(8,463,756)

Income Tax Expense	-	-	(42,948)	-

Net Loss	(8,841,142)	(1,149,965)	(18,346,034)	(8,463,756)

Net (Loss) Income Attributable to Non-Controlling Interest	(619,701)	89,149	(1,791,116)	(454,985)

Net Loss Attributable to Common Stockholders	$(8,221,441)	$(1,239,114)	$(16,554,918)	$(8,008,771)

Net Loss	$(8,841,142)	$(1,149,965)	$(18,346,034)	$(8,463,756)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	4,577,462	(1,253,895)	5,994,872	(2,064,408)
Total Comprehensive Loss	(4,263,680)	(2,403,860)	(12,351,162)	(10,528,164)

Less Comprehensive Income (Loss) Attributable to Non- Controlling Interests	34,252	(93,209)	(935,324)	(351,419)
Total Comprehensive Loss Attributable to Common Shareholders	(4,297,932)	(2,310,651)	(11,415,838)	(10,176,745)

Net Loss Per Share - Basic and Diluted	$(0.71)	$(0.13)	$(1.49)	$(0.87)

Weighted Average Common Shares Outstanding - Basic and Diluted	11,570,852	9,235,119	11,143,337	9,235,119

See accompanying notes to condensed consolidated financial statements.

Aset Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total Alset		Total
		Par Value	Paid in	Comprehensive	Accumulated	Stockholders’	Non-Controlling	Stockholders’
	Shares	$0.001	Capital	Income	Deficit	Equity	Interests	Equity
Balance at January 1, 2025	9,235,119	$9,235	$334,023,233	$(849,862)	$(251,851,540)	$81,331,066	$8,867,785	$90,198,851

Issuance of Common Stock	1,500,000	1,500	1,203,500	-	-	1,205,000	-	1,205,000

Issuance of HWH Common Stock and Warrants Exercise	-	-	1,033,376	-	-	1,033,376	376,607	1,409,983

Gain from SHRG Warrants	-	-	63,859	-	-	63,859	23,273	87,132

Acquisition of LEH Insurance Group LLC	-	-	-	-	-	-	(1,654)	(1,654)

Change in Non-Controlling Interest	-	-	-	(150,783)	-	(150,783)	150,783	-

Foreign Currency Translations	-	-	-	1,215,571	-	1,215,571	201,839	1,417,410

Net Loss	-	-	-	-	(8,333,477)	(8,333,477)	(1,171,415)	(9,504,892)

Balance at March 31, 2025	10,735,119	$10,735	$336,323,968	$214,926	$(260,185,017)	$76,364,612	$8,447,218	$84,811,830

Issuance of Common Stock	1,000,000	1,000	839,000	-	-	840,000	-	840,000

Treasury Stock Buyback	(25,900)	(26)	(27,616)	-	-	(27,642)	-	(27,642)

Reclassification of Gain from SHRG Warrants	-	-	(63,859)	-	-	(63,859)	(23,273)	(87,132)

Foreign Currency Translations	-	-	-	3,923,509	-	3,923,509	653,953	4,577,462

Net Loss	-	-	-	-	(8,221,441)	(8,221,441)	(619,701)	(8,841,142)

Balance at June 30, 2025	11,709,219	$11,709	$337,071,493	$4,138,435	$(268,406,458)	$72,815,179	$8,458,197	$81,273,376

	Common Stock		Additional	Accumulated Other		Total Alset		Total
		Par Value	Paid in	Comprehensive	Accumulated	Stockholders’	Non-Controlling	Stockholders’
	Shares	$0.001	Capital	Income	Deficit	Equity	Interests	Equity
Balance at January 1, 2024	9,235,119	$9,235	$332,455,457	$3,609,719	$(247,885,656)	$88,188,755	$8,601,562	$96,790,317

Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	1,098,952	-	-	1,098,952	410,423	1,509,375

Gain from SHRG Convertible Note and Warrants	-	-	157,402	-	-	157,402	58,786	216,188

Change in Non-Controlling Interest after HWH De SPAC	-	-	-	(13,888)	-	(13,888)	13,888	-

Foreign Currency Translations	-	-	-	(992,871)	-	(992,871)	(169,061)	(1,161,932)

Net Loss	-	-	-	-	(6,769,658)	(6,769,658)	(544,134)	(7,313,792)

Balance at March 31, 2024	9,235,119	$9,235	$333,711,811	$2,602,960	$(254,655,314)	$81,668,692	$8,371,464	$90,040,156

Adjustment of Gain from SHRG Convertible Notes	-	-	43,652	-	-	43,652	16,255	59,907

Change in Non-Controlling Interest	-	-	-	17,050	-	17,050	(17,050)	-

Foreign Currency Translations	-	-	-	(1,071,537)	-	(1,071,537)	(182,358)	(1,253,895)
								-
Net Loss	-	-	-	-	(1,239,114)	(1,239,114)	89,149	(1,149,965)

Balance at June 30, 2024	9,235,119	$9,235	$333,755,463	$1,548,473	$(255,894,428)	$79,418,743	$8,277,460	$87,696,203

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024 (Unaudited)

	2025	2024

Cash Flows from Operating Activities
Net Loss from Operations	$(18,346,034)	$(8,463,756)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	623,649	616,640
Non-Cash Lease Expenses	423,837	619,913
Impairment of Note Receivable, Goodwill and Investment	683,915	751,922
Gain on Sale of Stock of Subsidiary	(384,356)	-
Foreign Transaction Loss (Gain)	6,243,500	(2,038,986)
Employee Performance Share Expense	840,000	-
Unrealized Loss (Gain) on Securities Investment	271,002	(423,953)
Unrealized Loss on Securities Investment - Related Party	1,013,093	4,013,059
Realized Loss on Securities Investment	670,536	344,673
Realized Loss on Securities Investment-Related Party	2,438,848	-
Loss on Equity Method Investment	1,310,915	1,978,142
Changes in Operating Assets and Liabilities, Net of Acquisitions
Real Estate	-	857,898
Real Estate Reimbursement Receivable	939,900	(601,996)
Account Receivables	(28,492)	(62,112)
Prepaid Expense	51,483	29,928
Deposits	200,956	(96,026)
Trading Securities	(1,993,298)	(1,355,972)
Inventory	(7,068)	517
Accounts Payable and Accrued Expenses	(1,004,311)	(1,458,880)
Deferred Revenue	15,631	-
Operating Lease Liabilities	(338,518)	(608,260)
Net Cash Used in Operating Activities	(6,374,812)	(5,897,249)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(144,842)	(35,489)
Purchase of Investment Securities	-	(16,478)
Advance to Related Party	-	(550,000)
Proceeds from Sale of Equity Security Investment to a Related Party	2,613,143	-
Collection of Advance to Related Parties	-	467,107
Issuing Loan Receivable	-	(577,285)
Issuing Loan Receivable - Related Party	(910,193)	(1,118,864)
Collection of Loan Receivable - Related Party	117,804	101,096
Cash Withdrawn from Trust Account for Redemptions	-	21,102,871
Cash Withdrawn from Trust Account Available to the Company	-	243,897
Net Cash Provided by Investing Activities	1,675,912	19,616,855

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	2,614,983	-
Buyback Treasury Stock	(27,642)	-
Borrowing from a Commercial Loan	-	130,261
Repayment to Notes Payable	(261,097)	(378,960)
Repayment of Class A Common Stock	-	(21,102,871)
Net Cash Provided by (Used in) Financing Activities	2,326,244	(21,351,570)

Net Decrease in Cash and Cash Equivalents and Restricted Cash	(2,372,656)	(7,631,964)
Effects of Foreign Exchange Rates on Cash and Cash Equivalents	(118,280)	(493,949)
Cash and Cash Equivalents and Restricted Cash - Beginning of Period	28,183,726	27,889,293
Cash and Cash Equivalents and Restricted Cash- End of Period	$25,692,790	$19,763,380

Cash and Cash Equivalents	$25,584,862	$18,932,861
Restricted Cash	$107,928	$830,519
Total Cash and Restricted Cash	$25,692,790	$19,763,380

Supplementary Cash Flow Information
Cash Paid for Interest	$2,091	$38,248
Cash Paid for Taxes	$42,948	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of ROU / Lease Liability	$132,044	$597,487
Promissory Notes Received in Exchange for Sale of HWH Common Stock to Investors	$-	$16,160,000
Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	$-	$1,509,375
Conversion of Ketomei Note Payable to Common Stock	$-	$310,796
Gain from SHRG Warrants and Convertible Notes	$87,131	$276,095

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2025 and 2024

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

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of June 30, 2025 and December 31, 2024, as follows:

Name of subsidiary	State or other jurisdiction of	Attributable interest as of,
consolidated under AEI	incorporation or organization	June 30, 2025		December 31, 2024
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.8		85.7
Singapore Construction & Development Pte. Ltd.	Singapore	85.8		85.7
Singapore Construction Pte. Ltd.	Singapore	85.8		85.7
Global BioMedical Pte. Ltd.	Singapore	85.8		85.7
Health Wealth Happiness Pte. Ltd.	Singapore	73.3		81.1
SeD Capital Pte. Ltd.	Singapore	85.8		85.7
LiquidValue Asset Management Pte. Ltd.	Singapore	85.8		85.7
Alset Solar Limited	Hong Kong	85.8		85.7
Alset F&B One Pte. Ltd.	Singapore	66.0		73.0
BMI Capital Partners International Limited	Hong Kong	85.8		85.7
SeD Perth Pty Ltd	Australia	85.8		85.7
SeD Intelligent Home Inc.	United States of America	85.8		85.7
LiquidValue Development Inc.	United States of America	85.8		85.7
Alset EHome Inc.	United States of America	85.8		85.7
SeD USA, LLC	United States of America	85.8		85.7
150 Black Oak GP, Inc.	United States of America	85.8		85.7
SeD Development USA Inc.	United States of America	85.8		85.7
150 CCM Black Oak, Ltd.	United States of America	85.8		85.7
SeD Texas Home, LLC	United States of America	100		100
SeD Ballenger, LLC	United States of America	85.8		85.7
SeD Maryland Development, LLC	United States of America	71.6		71.6
SeD Development Management, LLC	United States of America	72.9		72.8
Hapi Metaverse Inc.	United States of America	99.6		99.6
HotApp BlockChain Pte. Ltd.	Singapore	99.6		99.6
HotApp International Limited	Hong Kong	99.6		99.6
UBeauty Limited	Hong Kong	85.8		85.7
HWH World Inc.	South Korea	-		81.1
BioHealth Water Inc.	United States of America	85.8		85.7
Hapi Robot Pte. Ltd. (f.k.a. Impact BioHealth Pte. Ltd.)	Singapore	85.8		85.7
American Home REIT Inc.	United States of America	100		100
Hapi Cafe Inc.	Texas, United States of America	73.3		81.1
HWH (S) Pte. Ltd.	Singapore	85.8		85.7
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
Alset F&B Holdings Pte. Ltd.	Singapore	73.3		81.1
Credas Capital Pte. Ltd.	Singapore	64.3		64.2
Credas Capital GmbH	Switzerland	64.3		64.2
Smart Reward Express Limited	Hong Kong	99.6		49.8	*
AHR Texas Two, LLC	United States of America	100		100
AHR Black Oak One, LLC	United States of America	85.8		85.7
AHR Texas Three, LLC	United States of America	100		100
Hapi Cafe Korea Inc.	South Korea	73.3		81.1
Alset Acquisition Sponsor, LLC	United States of America	93.6		93.5
HWH International Inc. (f.k.a. Alset Capital Acquisition Corp.)	Delaware, United States of America	73.3		81.1
Alset Spac Group Inc.	United States of America	93.6		93.5
Hapi WealthBuilder Pte. Ltd.	Singapore	73.3		81.1
Hapi iRobot Pte. Ltd. (f.k.a. Hapi Marketplace Pte. Ltd.) (f.k.a. HWH Marketplace Pte. Ltd.)	Singapore	73.3		81.1
HWH International Inc.	Nevada, United States of America	73.3		81.1
Hapi Cafe SG Pte. Ltd.	Singapore	73.3		81.1
Hapi Cafe Limited	Hong Kong	99.6		99.6
Hapi Group HK Limited (f.k.a. MOC HK Limited)	Hong Kong	99.6		99.6
AHR Texas Four, LLC	United States of America	100		100
Alset F&B (PLQ) Pte. Ltd.	Singapore	73.3		81.1
Hapi Robot Service Pte. Ltd. (f.k.a. Hapi Acquisition Pte. Ltd.)	Singapore	99.6		99.6
Guangdong LeFu Wealth Investment Consulting Co., Ltd. (f.k.a. Shenzhen Leyouyou Catering Management Co., Ltd.)	China	99.6		99.6
Dongguan Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Robot Ai Trade Pte. Ltd.	Singapore	85.8		85.7
Ketomei Pte. Ltd.	Singapore	40.8	*	39.7	*
Hapi MarketPlace Inc.	United States of America	73.3		81.1
Hapi Café Co., Ltd.	Taiwan	99.6		99.6
Hapi Home Inc.	United States of America	73.3		81.1
Hapi Robot Inc.	United States of America	69.1		72.3
Hapi Café Sdn. Bhd.	Malaysia	73.3		81.1
L.E.H. Insurance Group, LLC	United States of America	44.0	*	-
Hapi Wealth Builder Limited	Hong Kong	73.3		-
LVD Merger Corp.	United States of America	85.8		-
Alset Real Estate Holdings Inc.	United States of America	85.8		-

*	Although the Company indirectly holds less than 50% of shares of these entities, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

During the year ended December 31, 2024, the Company disposed of few subsidiaries which had no or very minimal activities. The disposal of these entities had immaterial effect on the Company’s consolidated financial statements and their deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

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

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit were outstanding as of June 30, 2025 and December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of June 30, 2025 and December 31, 2024, the total balance of this account was $107,928 and $107,874, respectively.

Account Receivables and Allowance for Credit Losses

Account receivables is recorded at invoiced amounts net of an allowance for credit losses and does not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing account receivables. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Account receivables considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2025 and December 31, 2024, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers. As of June 30, 2025 and December 31, 2024, the balance of account receivables was $79,749 and $75,646, respectively.

Other Receivables and Allowance for Credit Losses

Other receivables include developer reimbursements for Lakes at Black Oak and Alset Villas projects. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company, and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at June 30, 2025 and December 31, 2024.

On January 9, 2024, the Company sold 1,600,000 shares of HWH International Inc. (“HWH”) to two investors (800,000 shares to each). The consideration for each of the two purchases of stock was $8,000,000, which was paid through the issuance of promissory notes at the purchase price of $10 per share. These promissory notes carry interest of 1.5% and have maturity dates two years from the date of the notes. Each investor also entered into a Security Agreement. Security interest in the brokerage account into which each investor deposited the Shares (the “Collateral”) shall in each case serve as security for the Company’s repayment of their respective promissory notes, and repossession of such Collateral by the Company shall be the sole recourse for non-payment. On June 30, 2025, HWH’s stock price was $1.27. The Company does not expect that investors will repay the promissory notes when due, as the value of the shares is significantly lower than the original purchase price of $10 per share. The Company expects that all the shares will be returned to the Company at the notes’ maturity date and the notes will be canceled as well. Accordingly, the Company has not recognized the receivable or any gain or loss related to the transaction.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of June 30, 2025 and December 31, 2024, inventory consisted of finished goods from subsidiaries of HWH International Inc. and Hapi Metaverse Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

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

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. DSS, Inc. (“DSS”), American Premium Water Corporation (“APW”, d.b.a. New Electric CV Corporation, “NECV”), Value Exchange International Inc. (“VEII”), Sharing Services Global Corp. (“SHRG”) and Impact Biomedical Inc. (“Impact”) are publicly traded companies and their fair value is determined by quoted stock prices.

●	The Company has significant influence over DSS. As of June 30, 2025 and December 31, 2024, the Company owned approximately 43.6% and 48.9% of the common stock of DSS, respectively. Our CEO, Chan Heng Fai, is an owner of additional common stock of DSS (not including any common or preferred shares we hold). In addition, our Chief Executive Officer is the Chairman of the Board of Directors of DSS. Apart from Chan Heng Fai, several other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of DSS (Chan Tung Moe, our Co-Chief Executive Officer and a son of Chan Heng Fai, Lim Sheng Hon Danny, Wong Shui Yeung, Wu Wai William Leung, and Joanne Wong Hiu Pan).

●	The Company has significant influence over APW as the Company holds approximately 0.5% of the common shares of APW. Additionally, our Chief Executive Officer, Chan Heng Fai, is the majority owner of the common stock of APW (not including any common shares we hold).

●	The Company has significant influence over VEII as the Company holds approximately 45.8% of the common shares of VEII. Chan Heng Fai and another member of the Board of Directors of Hapi Metaverse Inc., Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung, and Lim Sheng Hon Danny).

●	The Company has significant influence over SHRG as the Company holds approximately 29.0% of the common shares of SHRG. Our Chief Executive Officer is a significant stockholder of SHRG shares.

●	The Company had significant influence over Impact as the Company held approximately 35.3% of the common shares of Impact as of December 31, 2024. The Company sold all its shareholding in Impact during first four months of 2025.

Investment Securities at Cost

Investments in equity securities without readily determinable fair values are measured at cost minus impairment adjusted by observable price changes in orderly transactions for the identical or similar investments of the same issuer. These investments are measured at fair value on a nonrecurring basis when there are events or changes in circumstances that may have a significant adverse effect. An impairment loss, recognized in the condensed consolidated statements of comprehensive income, equals to the amount by which the carrying value exceeds the fair value of the investment.

On September 8, 2020, the Company acquired 1,666 shares, approximately 1.45% ownership, from Nervotec Pte Ltd (“Nervotec”), a private company, at the purchase price of $37,826. The Company applied ASC 321 and measured Nervotec at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2024, the value of the investment in Nervotec is $589, as the Company wrote off $37,287 of this investment. As of June 30, 2025, the value of the investment is $0 as the Company written of the remaining balance.

During 2021, the Company invested $19,609 in K Beauty Research Lab Co., Ltd (“K Beauty”) for 18% ownership. K Beauty was established for sourcing, developing and producing variety of Korea-made beauty products as well as Korea - originated beauty contents for the purpose of distribution to HWH’s membership distribution channel.

On March 14, 2024, the Company entered into shares subscription agreement to subscription of shares in Ideal Food & Beverage Pte. Ltd. (“IFBPL”) with the subscription of 19,000 shares, constituting 19% of the shares of IFBPL. The subscription fee of $14,010 was paid to IFBPL on May 23, 2024. The Company impaired this investment of $14,010 and total impairment expenses were $14,205 due to weak performance of IFBPL as of December 31, 2024.

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

On April 23, 2025, the Company completed the sale of HWH World Inc.(“HWHKOR”) by Health Wealth Happiness Pte. Ltd. (“HWHPL”) to AES Group Inc. (“AES”), a Korean entity. The sale was consummated under a term sheet signed on April 20, 2025, pursuant to which the Company agreed to transfer its 100% equity interest in HWHKOR to AES. In exchange, AES agreed to issue new shares, representing 19.9% of the enlarged share capital of AES to the Company upon closing. Total of $384,356 gain was generated from this deal and recorded in the Company’s statement of operations. The disposal of HWHKOR had immaterial effect on the Company’s consolidated financial statements and the deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

There has been no indication of impairment or changes in observable prices via transactions of similar securities in the remaining investments and these remaining investments are still carried at cost.

Equity Method Investment

The Company accounts for equity investments in entities with significant influence under equity-method accounting. Under this method, the Company’s pro rata share of income (loss) from investment is recognized in the condensed consolidated statements of comprehensive income. Dividends received reduce the carrying amount of the investment. When the Company’s share of loss in an equity-method investee equals or exceeds its carrying value of the investment in that entity, the equity method investment can be reduced below zero based on losses, if the Company either is liable for the obligations of the investee or provides for losses in excess of the investment when imminent return to profitable operations by the investee appears to be assured. Otherwise, the Company does not recognize its share of equity method losses exceeding its carrying amount of the investment. Equity-method investment is reviewed for impairment by assessing if the decline in market value of the investment below the carrying value is other-than-temporary. In making this determination, factors are evaluated in determining whether a loss in value should be recognized. These include consideration of the intent and ability of the Company to hold investment and the ability of the investee to sustain an earnings capacity, justifying the carrying amount of the investment. Impairment losses are recognized in other expense when a decline in value is deemed to be other-than-temporary.

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company, owns 16.4% of American Medical REIT Inc. (“AMRE”) as of June 30, 2025, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our Chairman and CEO, is the executive chairman and director of AMRE. DSS, of which we own 43.6% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence over AMRE. The Company’s share of losses from AMRE exceeded the carrying amount of the investment, and as a result, the Company suspended recognition of additional losses. The Company will resume recognizing its share of losses only to the extent that it subsequently becomes obligated to fund the investee’s losses or the investee returns to profitability and the Company’s share of earnings exceeds its previously unrecognized losses.

American Pacific Financial, Inc.

The Company owns 36.9% of the shares of the common stock of American Pacific Financial, Inc., formerly known as American Pacific Bancorp, Inc. (“APF”). APF is organized for the purposes of being a financial network holding company, focused on providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. The Company elected to apply the equity method accounting to its investment in APF, as the Company retains significant influence over APF. During the three months ended June 30, 2025 and 2024, the investment loss was $722,950 and $843,667 loss, respectively. During the six months ended June 30, 2025 and 2024, the investment loss was $1,288,719 and $1,923,604, respectively. As of June 30, 2025 and December 31, 2024, the investment in APF was $2,932,577 and $4,221,296, respectively.

Sentinel Brokers Company Inc.

The Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), owns 39.8 shares (10.4%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”). Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as our CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 43.6% and have significant influence over, owns 80.1% of Sentinel. During the three months ended June 30, 2025, the investment gain in Sentinel was $43,603. During the six months ended June 30, 2025, the investment loss in Sentinel was $22,196. During the three and six months ended June 30, 2024, the investment loss in Sentinel was $13,054 and $39,791, respectively. Investment in Sentinel was $87,554 and $109,750 at June 30, 2025 and December 31, 2024, respectively.

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

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum. The conversion price is approximately $21.26 per common share of Vector Com. The Company wrote off the entire value of $88,599 of this loan on March 31, 2024, due to poor performance of this entity.

Deposits

Deposits represent refundable rental deposits paid in connection with office and café leases. Deposits are classified as current assets if the related lease agreements are scheduled to expire within twelve months from the balance sheet date. Deposits associated with leases extending beyond twelve months are classified as noncurrent assets. As of June 30, 2025 and December 31, 2024, $47,448 and $210,495 of deposits, respectively, were current and would be refundable within the next twelve months. As of June 30, 2025 and December 31, 2024, $234,372 and $272,281 of deposits, respectively, were noncurrent.

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with FASB ASC 805 - “Business Combinations”, when acquired assets are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are reduced when lots are sold.

The Company capitalized construction costs of approximately $0 and $(1.4) million, net of sales, for the three months ended June 30, 2025 and 2024, respectively. The Company capitalized construction costs of approximately $0 and $4.7 million for the six months ended June 30, 2025 and 2024, respectively.

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

The Company did not record impairment on any of its projects during the three and six months ended on June 30, 2025 and 2024.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of June 30, 2025 and December 31, 2024, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during three and six months ended June 30, 2025 and 2024.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

Part of the Company’s real estate business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. Builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. Builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Lakes at Black Oak project, which represented approximately 0% and 70%, of the Company’s revenue in the six months ended on June 30, 2025 and 2024, respectively, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the six months ended June 30, 2025 and the year ended December 31, 2024, the Company did not recognize any deferred revenue and collected all rents due.

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

Additionally, through its subsidiary MOC HK Limited, the Company was focused on operating café business in Hong Kong. This business was acquired on October 5, 2022. During the acquisition, a goodwill of $60,343 had been generated for the Company. The café was closed on September 16, 2024 and the goodwill was impaired during the year ended December 31, 2024.

In the second quarter of 2024, the Company ceased operations of its subsidiary Alset F&B PLQ. Due to the closure of this subsidiary, the Company wrote off $5,820 of fixed assets, which is included in general and administrative expenses and recorded a gain on termination of lease of $246, which is included in other income on the Company’s Statement of Operations for the year ended December 31, 2024.

●	Remaining performance obligations

As of June 30, 2025 and December 31, 2024, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Deferred Revenue

The Company recognizes deferred revenue when payments are received in advance of fulfilling its performance obligations. Deferred revenue at June 30, 2025, December 31, 2024 and 2023 was $15,631, $0, and $2,100, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. During the three and six months ended on June 30, 2025, the Company recorded $840,000 as stock-based compensation expense, which is included in General and Administrative expenses on the Company’s income statement. The fair value of stock-based compensation was determined based on the Company’s stock price on the date of issuance. During the three and six months ended on June 30, 2024, the Company recorded $0 as stock-based compensation expense.

Foreign currency

Functional and reporting currency

Items included in the financial statements of each entity in the Company are measured using the currency of the primary economic environment in which the entity operates (“functional currency”). The financial statements of the Company are presented in U.S. dollars (the “reporting currency”).

The functional and reporting currency of the Company is the United States dollar (“U.S. dollar”). The financial records of the Company’s subsidiaries located in Singapore, Hong Kong, Australia, South Korea, the People’s Republic of China, and Taiwan are maintained in their local currencies, the Singapore Dollar (S$), Hong Kong Dollar (HK$), Australian Dollar (“AUD”), South Korean Won (“KRW”), Chinese Yuan (CN¥) and Taiwan Dollar (“NT$”), which are also the functional currencies of these entities.

Transactions in foreign currencies

Transactions in currencies other than the functional currency during the periods are converted into functional currency at the applicable rates of exchange prevailing when the transactions occurred. Transaction gains and losses are recognized in the statement of operations.

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange loss of $4,834,398 and gain of $845,350 during the three months ended on June 30, 2025 and 2024, respectively. The Company recorded foreign exchange loss of $6,243,500 and gain of $2,038,986 during the six months ended on June 30, 2025 and 2024, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive gain of $4,577,462 from foreign currency translation for the three months ended June 30, 2025 and $1,253,895 loss for the three months ended June 30, 2024, in accumulated other comprehensive loss. The Company recorded other comprehensive gain of $5,994,872 from foreign currency translation for the six months ended June 30, 2025 and $2,064,408 loss for the six months ended June 30, 2024, in accumulated other comprehensive loss. The foreign currency transactional gains and losses are recorded in operations.

Earnings (Loss) per Share

The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share are calculated by dividing the profit or loss attributable to common stock shareholders of the Company by the weighted-average number of common shares outstanding during the year, adjusted for treasury shares held by the Company.

Diluted earnings (loss) per share are determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At June 30, 2025, there were 425,216 potentially dilutive warrants outstanding. At December 31, 2024 there were 425,216 potentially dilutive warrants outstanding.

Basic and diluted net loss per share is the same for both periods presented, as all potentially dilutive securities were antidilutive due to the Company’s net loss in both periods presented.

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

On June 30, 2025 and December 31, 2024, the aggregate non-controlling interests in the Company were $8,458,197 and $8,867,785, respectively.

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

Related Party Transactions

The Company accounts for related party transactions in accordance with ASC 850 Related Party Disclosures. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Out-of-Period Adjustment

During the three months ended June 30, 2025, the Company recorded a $450,000 out-of-period adjustment to increase other non-operating expenses to correct for an overpayment error made by the title company, as reported to the Company by the purchaser, during the preparation of the unaudited condensed consolidated financial statements. This out-of-period adjustment represents an overstatement of revenue of $450,000 in the year ended December 31, 2024. The Company has evaluated the impact of this error and out-of-period adjustment, both quantitatively and qualitatively, and concluded that it is not material to the previously issued annual consolidated financial statements and the adjustment is not expected to be material to the consolidated financial statements for the year ending December 31, 2025.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU 2023-09’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its financial statements.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about a public business entity’s expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the ASU 2024-03 to determine its impact on the Company’s disclosures.

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits.

For the three months ended June 30, 2024, one customer accounted for approximately 100% of the Company’s property development revenue. For the three months ended June 30, 2025 there were no concentrations for any of our revenue streams. For the six months ended June 30, 2024, one customer accounted for approximately 100% of the Company’s property development revenue. For the six months ended June 30, 2025 there were no concentrations for any of our revenue streams.

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

The primary financial measures used by the CODMs to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODMs use net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODMs on the same basis as disclosed in the Consolidated Statements of Operations. Costs excluded from segment income (loss) before taxes and reported as “Other” consist of corporate general and administrative activities which are not allocable to the four reportable segments.

The CODMs do not evaluate performance or allocate resources based on segment assets.

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the six months ended June 30, 2025 and 2024:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Six Months Ended on June 30, 2025
Revenue	$1,433,847	$-	$-	$733,418	$2,167,265
Cost of Sales	(1,254,761)	-	-	(365,814)	(1,620,575)
Gross Profit	179,086	-	-	367,604	546,690
Operating Expenses	(1,378,493)	(323,406)	(402,049)	(5,130,322)	(7,234,269)
Operating Loss	(1,199,407)	(323,406)	(402,049)	(4,762,718)	(6,687,579)
Other Expense	(458,681)	(881,753)	(2,875,116)	(7,399,957)	(11,615,507)
Net Loss Before Income Tax	(1,658,088)	(1,205,159)	(3,277,165)	(12,162,675)	(18,303,086)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Six Months Ended on June 30, 2024
Revenue	$6,458,005	$-	$-	$755,248	$7,213,253
Cost of Sales	(5,181,322)	-	(3,387)	(303,616)	(5,488,325)
Gross Profit (Loss)	1,276,683	-	(3,387)	451,632	1,724,928
Operating Expenses	(939,866)	(290,635)	(1,115,063)	(4,455,348)	(6,800,912)
Operating Income (Loss)	336,817	(290,635)	(1,118,450)	(4,003,716)	(5,075,984)
Other Income (Expense)	422,319	(1,850,609)	(99,845)	(1,859,637)	(3,387,772)
Net Income (Loss) Before Income Tax	759,136	(2,141,244)	(1,218,295)	(5,863,353)	(8,463,756)

June 30, 2025
Cash and Restricted Cash	$5,437,261	$235,619	$2,039,120	$17,980,791	$25,692,790
Total Assets	43,576,149	2,199,925	3,311,899	36,923,552	86,011,525

December 31, 2024
Cash and Restricted Cash	$4,928,236	$326,540	$3,375,824	$19,553,127	$28,183,726
Total Assets	44,683,563	3,176,729	5,446,468	43,382,430	$96,761,977

5. REAL ESTATE ASSETS

As of June 30, 2025 and December 31, 2024, real estate assets consisted of the following:

	June 30, 2025	December 31, 2024

Rental Properties, net	30,158,311	30,695,669
Total Real Estate Assets	$30,158,311	$30,695,669

Single family residential properties

As of June 30, 2025 and December 31, 2024, the Company owned 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $264,052 and $264,052 in the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $528,103 and $528,103 in the six months ended June 30, 2025 and 2024, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SFRs as of June 30, 2025:

	Number of Homes	Aggregate Initial Investment	Average Investment per Home
SFRs	132	$31,388,691	$237,793

6. NOTES PAYABLE

As of June 30, 2025 and December 31, 2024, notes payable consisted of the following:

	June 30, 2025	December 31, 2024
Motor Vehicle Loans	$114,586	$123,118
Loans for Operations	22,246	37,837
Promissory Note to EF Hutton LLC	1,098,125	1,255,345
Total notes payable	$1,234,957	$1,416,300

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan expired during 2022 and only L/C is outstanding as of June 30, 2025 and December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 approximately $201,751 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

Promissory Note to EF Hutton LLC

On December 18, 2023, the Company’s subsidiary, HWH International Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and EF Hutton LLC (“EF Hutton”) (now known as D. Boral Capital LLC), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event HWH completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full. The first installment of the note that was due in October 2024 of $236,875 was paid in January 2025, resulting in a default due to the delay in payment. We are currently in negotiations with EF Hutton to resolve the default status and restore the account to good standing. As of June 30, 2025, the Company accrued $150,625 in interest on the promissory note and owed $1,098,125 to EF Hutton. As of December 31, 2024, the Company accrued $70,970 in interest on the promissory note and owed $1,255,345 to EF Hutton.

7. RELATED PARTY TRANSACTIONS

Purchase of Shares and Warrants from NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and warrants to purchase 1,220,390,000 shares with an exercise price of $0.0001 per share, from NECV, for an aggregate purchase price of $122,039. We value the NECV warrants under level 3 category through a Black Scholes option pricing model. The fair value of the NECV warrants was $973 as of June 30, 2025 and December 31, 2024.

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

Business Combination of Alset Capital Acquisition Corp. and HWH International Inc.

On January 9, 2024, two entities affiliated with Alset Inc. completed a previously announced transaction. On September 9, 2022, Alset Capital entered into an agreement and plan of merger (the “Merger Agreement”) with our indirect subsidiary HWH International Inc., a Nevada corporation (“HWH-NV”) and HWH Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Alset Capital (“Merger Sub”). The Company and its 85.8% owned subsidiary Alset International own Alset Acquisition Sponsor, LLC, the sponsor (the “Sponsor”) of Alset Capital.

Pursuant to the Merger Agreement, on January 9, 2024, a Business Combination between Alset Capital and HWH-NV was effected through the merger of Merger Sub with and into HWH-NV, with HWH-NV surviving the merger as a wholly owned subsidiary of Alset Capital (the “Merger”), and Alset Capital changing its name to HWH International Inc. (“New HWH”).

The total consideration paid at the closing of the Merger by New HWH to the HWH-NV shareholders was 12,500,000 shares of New HWH common stock. Alset International owned the majority of the outstanding shares of HWH-NV at the time of the Business Combination, and received 10,900,000 shares of New HWH as consideration for its shares of HWH-NV.

New HWH currently has 6,476,400 shares of common stock issued and outstanding following a 5-for-1 reverse stock split of New HWH common stock on February 24, 2025. Of these shares, a total of 5,062,134 shares of New HWH common stock are now owned by the Sponsor, Alset International, and the Company directly. In addition, the Sponsor owns warrants convertible into up to 47,375 shares of New HWH common stock upon exercise.

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

Convertible Notes to Value Exchange

On January 27, 2023, Hapi Metaverse Inc. and New Electric CV Corporation (together with Hapi Metaverse Inc., the “Lenders”) entered into a Convertible Credit Agreement (the “1st VEII Credit Agreement”) with VEII. The 1st VEII Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the 1st VEII Credit Agreement at 8%. The 1st VEII Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the 1st VEII Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

On September 6, 2023, Hapi Metaverse converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the 1st VEII Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. On June 30, 2025 the fair value of the remaining $100,000 of convertible note and warrants was $28,844 and $701,602, respectively. On December 31, 2024 the fair value of the remaining $100,000 of convertible note and warrants was $24,283 and $1,299,973, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, Hapi Metaverse loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the 2nd VEII Credit Agreement for a period of three years, until December 14, 2026. The principal under the 2nd VEII Credit Agreement accrue simple interest at 8% per annum. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle Hapi Metaverse to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. The fair value of this convertible note on June 30, 2025 and December 31, 2024 was $431,583 and $447,480, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000 (“2024 Credit Line”). Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement is due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date”). Prior to the Advance Maturity Date, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount. The fair value of this convertible note on June 30, 2025 and December 31, 2024 was $96,914 and $97,867, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

VEII issued a Convertible Promissory Note (the “VEII Convertible Promissory Note”) for $30,000, dated as of March 28, 2025 to Alset Inc. as consideration for a loan in the same amount. This amount can be converted into shares of VEII pursuant to the terms of the VEII Convertible Promissory Note for a period of two years, until March 28, 2027. Interest on the outstanding balance of this Note shall accrue at a rate of 5% per annum. In the event that Alset Inc. converts all or a portion of the indebtedness into shares of VEII Common Stock, the conversion price shall be $0.0166 per share. The fair value of this convertible note on June 30, 2025 was $29,077. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

Convertible Notes to Sharing Services

On January 17, 2024, the Company received a Convertible Promissory Note (the “1st SHRG Convertible Note”) from Sharing Services Global Corp., an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the 1st SHRG Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The 1st SHRG Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the 1st SHRG Convertible Note, or July 17, 2024. The terms of the note and maturity date were subsequently extended. The new maturity date of the 1st SHRG Convertible Note is November 5, 2026. The fair value of this 1st SHRG Convertible Note on June 30, 2025 and December 31, 2024 was $246,181 and $468,093, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On March 20, 2024, HWH International Inc., a subsidiary of the Company, entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note (the “2nd SHRG Convertible Note) in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. 2nd SHRG Convertible Note bears a 6% interest rate and has scheduled maturity on March 20, 2027, three years from the date of the 2nd SHRG Convertible Note. At the time of this filing, HWH has not converted any of the debt contemplated by the 2nd SHRG Convertible Note nor exercised any of the warrants. On June 30, 2025 the fair value of the 2nd SHRG Convertible Note and warrants was $218,974 and $110, respectively. On June 30, 2025 and December 31, 2024, the fair value of the 2nd SHRG Convertible Note and warrants was $212,708 and $13,272, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On May 9, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “3rd SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The 3rd SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 3rd SHRG Convertible Note, May 9, 2027. Additionally, upon signing the 3rd SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 3rd SHRG Convertible Note. On June 30, 2025 and December 31, 2024, the fair value of the 3rd SHRG Convertible Note was $218,755 and $230,871, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On June 6, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “4th SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 4th SHRG Convertible Note, June 6, 2027. Additionally, upon signing the 4th SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 4th SHRG Convertible Note. On June 30, 2025 and December 31, 2024, the fair value of the 4th SHRG Convertible Note was $214,890 and $212,865, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On August 13, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “5th SHRG Convertible Note”) in the amount of $100,000, convertible into 35,714 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. The 5th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 5th SHRG Convertible Note, August 13, 2027. Additionally, upon signing the 5th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 5th SHRG Convertible Note. On June 30, 2025 and December 31, 2024, the fair value of the 5th SHRG Convertible Note was $89,910 and $88,209, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On January 15, 2025, HWH entered into a Loan Agreement (the “1st Loan Agreement”) with SHRG, under which HWH provided a loan to SHRG in the amount of $150,000. HWH may convert a portion or all of the outstanding balance due under the loan into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of maturity of the 1st Loan Agreement, January 15, 2026. The 1st Loan Agreement bears an 8% interest rate and has maturity date on January 15, 2028. At the time of this filing, HWH has not converted any of the debt contemplated by the 1st Loan Agreement. On June 30, 2025, the fair value of the 1st Loan Agreement was $149,721. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On March 31, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which SHRG issued a convertible promissory note to HWH in the amount of $150,000 (the “6th SHRG Convertible Note”). The 6th SHRG Convertible Note bears an 8% interest rate. The 6th SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at HWH’s option until maturity three (3) years from the date of the securities purchase agreement, March 31, 2028. In addition, SHRG granted HWH warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share, for an aggregate purchase price of $796,875. At the time of this filing, HWH has not converted any of the debt contemplated by the 6th SHRG Convertible Note nor converted any warrants. On June 30, 2025, the fair value of the Loan and warrants was $131,863 and $87,131, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On April 17, 2025, HWH entered into a Loan Agreement (the “2nd Loan Agreement”) with SHRG, under which HWH provided a loan to SHRG in the amount of $250,000. The 2nd Loan Agreement bears an 8% interest rate and has maturity date on April 17, 2026. Additionally, upon execution SHRG incurred a commitment fee representing 5% of the loan principal, $12,500.

On April 21, 2025 HWH entered into a Loan Agreement (the “3rd Loan Agreement”) with SHRG, under which the Company provided a loan to SHRG in the amount of $30,000. The maturity date of the 3rd Loan Agreement is April 21, 2026. The Loan Agreement bears an 10% interest rate.

On June 27, 2025, HWH entered into a securities purchase agreement with SHRG pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “7th SHRG Convertible Note”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $60,000, Additionally, upon signing the 7th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of HWH. the 7th SHRG Convertible Note bears an 8% interest rate and has scheduled maturity on June 26, 2028. At the time of filing, HWH has not converted any of the debt contemplated by the 7th SHRG Convertible Note. On June 30, 2025, the fair value of the Loan was $60,000. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

Advance to Related Party

On February 20, 2024, the Company sent $550,000 to Sentinel Brokers Company Inc. (“Sentinel”). The initial purpose of the transfer was to invest in shares of this company. The transaction did not close as planned and $467,107 of the funds were returned, with $82,893 written off as expense. The Company has significant influence over Sentinel as it holds 10.4% of outstanding shares of Sentinel and its CEO holds a director position on Sentinel’s Board of Directors.

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

As of June 30, 2025, the Company impaired goodwill of $77,480 to $0, which was generated from the excess of the purchase price above the net asset value during the acquisition. Total impairment expenses were $77,480.

Apartment Rental for the CEO

The Company was renting an apartment in Singapore for its CEO and Chairman, Chan Heng Fai, as part of the compensation for his services. The Company paid $20,908 deposit for the apartment and had expenses of $30,315 and $60,631 in the three and six months ended June 30, 2024, respectively. The lease expired in September 2024 and the Company did not extend that lease.

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

Sale of IBO Shares

Between March 31, 2025 and April 4, 2025, the Company and its subsidiaries Alset International Limited and Global Biomedical Pte. Ltd. collectively sold the Company’s entire equity interest in Impact Biomedical Inc. (NYSE: IBO) (“Impact”) consisting of 4,568,165 shares of Impact’s common stock. The disposition of the Impact stock was made through several sales on the market through a broker. These transactions generated total proceeds of $4,184,575 and resulted in a recognized loss of $2,439,264.

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

The parties agreed to revise this agreement, and on May 8, 2025, the Company and the Seller entered into an Amended Term Sheet (the “Amended Term Sheet”). Under the terms of the Amended Term Sheet, the Company agreed to purchase from the Seller all of the outstanding shares of NEAPI through a stock purchase agreement for a purchase price of $83,000,000 in the form of a promissory note convertible into newly issued shares of the Company’s common stock (the “Convertible Note”). The Convertible Note had an interest rate of 1% per annum. Under the terms of the Convertible Note, the Seller was able to convert any outstanding principal and interest into shares of the Company’s common stock at $3.00 per share upon ten (10) days’ notice prior to maturity of the Convertible Note five (5) years from the date of the Amended Term Sheet, and upon maturity of the Convertible Note any outstanding principal and accrued interest accrued thereunder would automatically be converted into shares of the Company’s common stock at the conversion rate.

The closing of the transactions contemplated by the Amended Term Sheet occurred on July 23, 2025.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of June 30, 2025 and December 31, 2024, the outstanding balance was $12,186 and $11,618, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of June 30, 2025 and December 31, 2024, the outstanding balance was $4,131 and $4,176, respectively.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, Chief Development Officer of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services. In addition, MacKenzie Equity Partners, LLC has been paid certain bonuses, including a sum of $60,000 in June 2024 and $75,000 in May 2025.

The Company incurred expenses of $150,000 and $225,000 in the three and six months ended June 30, 2025, and $135,000 and $210,000 in the three and six months ended June 30, 2024, respectively, which in 2025 were expensed and in 2024 were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On June 30, 2025 and December 31, 2024, the Company owed this related party $25,000 and $41,602, respectively. These amounts are included in Accounts Payable in the accompanying condensed consolidated balance sheets.

CA Global Consulting Inc., an entity owned by Anthony Chan, the former Chief Operating Officer of the Company, had a consulting agreement with the Company dated April 8, 2021, as amended on May 6, 2022. As of June 13, 2024, the Company terminated the consulting agreement with CA Global Consulting Inc., and the Company ceased paying consulting fees in the amount of $15,000 per month. The Company incurred expenses of $32,500 and $77,500 in the three and six months ended June 30, 2024, respectively.

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

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into a loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matured on January 12, 2023, with automatic three-month extensions. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of June 30, 2025 and December 31, 2024 LVAML owes the Company $463,995.

On September 28, 2023 Alset International Limited (“Alset International”) entered into loan agreement with Value Exchange International Inc., pursuant to which Alset International agreed to lend $500,000 to VEII. The loan carries simple annual interest rate of 8%. As of December 31, 2024 the Company accrued $40,000 interest and VEII owed $550,000, to Alset International. The Company wrote off this loan at March 31, 2025. The Company recognized an impairment on this loan as it was past due and, at that time, management determined that VEII’s operating performance had deteriorated.

On November 6, 2024, the Company signed a loan agreement with HapiTravel Holding Pte. Ltd. (“HTHPL”) in the amount of $137,658 at a rate of 5% per annum, the maturity date of which is on or before the second anniversary of the effective date. During first quarter of 2025, the Company lent HTHPL additional $19,053. As of June 30, 2025 and December 31, 2024 the Company accrued $3,632 and $1,018 interest, respectively, and HTHPL owed $170,651 and $139,514, respectively, to the Company.

On December 18, 2024, the Company sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

On December 17, 2024, the Company entered into a shares purchase agreement with HTHPL, pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in exchange for a promissory note in the amount of $82,635, which bears a 6% interest rate and has a scheduled maturity two years from the date of the promissory note. As of June 30, 2025 and December 31, 2024 the Company accrued $2,620 and $190 interest, respectively, and HTHPL owed $84,341 and $82,635, respectively, to the Company.

On January 23, 2025 the Company entered into loan agreement with New Energy Asia Pacific Company Limited (“New Energy Asia”), pursuant to which the Company agreed to lend $69,326 to New Energy Asia. The loan carries simple annual interest rate of 8% and is due on January 23, 2026. As of June 30, 2025 the Company accrued $2,401 interest and New Energy Asia owed $71,727, to the Company.

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

The closing of the Offering occurred on January 3, 2025. The Company received net proceeds from the Offering of approximately $1,205,000, after deducting offering expenses payable of approximately $300,000, including the placement agent fees. The Company used the net proceeds from the Offering for working capital and general corporate purposes.

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

On June 30, 2025, there were 11,709,219 common shares issued and outstanding.

The following table summarizes the warrant activity for the six months ended June 30, 2025.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2024	603,051	$80.46	1.36	$-
Warrants Vested and exercisable at December 31, 2024	603,051	$80.46	1.36	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of June 30, 2025	603,051	$80.46	0.87	$-
Warrants Vested and exercisable at June 30, 2025	603,051	$80.46	0.87	$-

Issuance of HWH Shares to EF Hutton

On December 18, 2023, HWH International Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and EF Hutton (now known as D. Boral Capital LLC), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of the Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued at the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity.

Stock Compensation

On April 15, 2025, the Board of Directors of the Company awarded Chairman and Chief Executive Officer Chan Heng Fai 1,000,000 restricted shares of the Company’s common stock (the “Shares”). The Shares were granted to Mr. Chan as a compensation for services rendered to the Company pursuant to the Company’s 2025 Incentive Compensation Plan, as adopted on March 17, 2025. Under the terms and conditions of the award, the Shares may not be sold, assigned, transferred, pledged, encumbered or otherwise disposed of until April 15, 2026. The Shares are not part of Mr. Chan’s regular annual compensation and will not be awarded on a regularly recurring basis. As of the date of the issuance of the Shares, the fair value thereof was $840,000.

9. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one or two years. Future minimum rental revenue under existing leases on our properties at June 30, 2025 in each calendar year through the end of their terms are as follows:

2026	$1,043,549
2027	598,535
Total Future Receipts	$1,642,084

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended June 30, 2025 and 2024, property management fees incurred by the property managers were $35,730 and $35,730, respectively. For the six months ended June 30, 2025 and 2024, property management fees incurred by the property managers were $71,370 and $70,740, respectively. For the three months ended June 30, 2025 and 2024, leasing fees incurred by the property managers were $15,645 and $24,005, respectively. For the six months ended June 30, 2025 and 2024, leasing fees incurred by the property managers were $29,490 and $34,265, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive (loss) income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2025	$(54,921)	$(3,960,871)	$3,165,930	$(849,862)

Other Comprehensive Income (Loss)	-	1,215,571	(150,783)	1,064,788

Balance at March 31, 2025	$(54,921)	$(2,745,300)	$3,015,147	$214,926

Other Comprehensive Income	-	3,923,509	-	3,923,509

Balance at June 30, 2025	$(54,921)	$1,178,209	$3,015,147	$4,138,435

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2024	$(54,921)	$(119,566)	$3,784,206	$3,609,719

Other Comprehensive Loss	-	(992,871)	(13,888)	(1,006,759)

Balance at March 31, 2024	$(54,921)	$(1,112,437)	$3,770,318	$2,602,960

Other Comprehensive (Loss) Income	-	(1,071,829)	17,342	(1,054,487)

Balance at June 30, 2024	$(54,921)	$(2,184,266)	$3,787,660	$1,548,473

11. ASSETS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
June 30, 2025
Assets
Investment Securities- Fair Value Option	$3,723,538	$540,530	$-	$4,264,068
Investment Securities- Trading	3,239,287	3,770,682	-	7,009,969
Warrants – NECV	-	-	973	973
Warrants - VEII	-	701,602	-	701,602
Warrants - SHRG	-	748	-	748
Convertible Loan Receivable - VEII	-	586,418	-	586,418
Convertible Loan Receivable - SHRG	-	1,330,294	-	1,330,294
Total Assets at Fair Value	$6,962,825	$6,930,274	$973	$13,894,072

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Assets
Investment Securities- Fair Value Option	$3,565,089	$7,463,324	$-	$11,028,413
Investment Securities- Trading	2,612,293	2,061,230	-	4,673,523
Warrants - APW	-	-	973	973
Warrants - VEII	-	1,299,973	-	1,299,973
Warrants- SHRG	-	13,272	-	13,272
Convertible Loan Receivable - VEII	-	569,630	-	569,630
Convertible Loan Receivable - SHRG	-	1,212,746	-	1,212,746
Total Investment in Securities at Fair Value	$6,177,382	$12,620,175	$973	$18,798,530

Realized loss on investment securities for the three months ended June 30, 2025 was $2,929,288 and realized loss on investment securities for the three months ended June 30, 2024 was $192,205. Realized loss on investment securities for the six months ended June 30, 2025 was $3,109,384 and realized loss on investment securities for the six months ended June 30, 2024 was $344,673. Unrealized gain on securities investment was $2,236,652 and unrealized loss was $1,676,711 in the three months ended June 30, 2025 and 2024, respectively. Unrealized loss on securities investment was $1,284,095 and $3,589,106 loss in the six months ended June 30, 2025 and 2024, respectively. These gains and losses were recorded directly to net loss.

For U.S. trading stocks, we use Bloomberg Market stock prices as the share prices to calculate fair value. For overseas stock, we use the stock price from the local stock exchange to calculate fair value. The following chart shows details of the fair value of equity security investment at June 30, 2025 and December 31, 2024, respectively.

	Share price		Market Value
	6/30/2025	Shares	6/30/2025	Valuation

DSS (Related Party)	$0.940	3,961,210	$3,723,538	Investment in Securities at Fair Value – Related Party

Trading Stocks			$3,239,287	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$6,962,825

AMBS	$0.000	20,000,000	$6,000	Investment in Securities at Fair Value

Holista	$0.033	1,000	$33	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.021	21,179,275	$444,765	Investment in Securities at Fair Value – Related Party

New Electric CV (Related Party)	$0.000	354,039,000	$-	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$1.000	89,732	$89,732	Investment in Securities at Fair Value – Related Party

Trading Stocks			$3,770,682	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$4,311,212

Nervotec	N/A	1,666	$-	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,548	Investment in Securities at Cost
Ideal Food and Beverages	N/A	19,000	$-	Investment in Securities at Cost
HapiTravel Holding	N/A	19,000	$142	Investment in Securities at Cost
AES Group Co. Ltd.	N/A	398	$1,466	Investment in Securities at Cost
	Total Equity Securities		$11,292,193

	Share price		Market Value
	12/31/2024	Shares	12/31/2024	Valuation

DSS (Related Party)	$0.900	3,961,210	$3,565,089	Investment in Securities at Fair Value – Related Party

Trading Stocks			$2,612,293	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$6,177,382

AMBS	$0.000	20,000,000	$-	Investment in Securities at Fair Value

Holista	$0.008	1,000	$8	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.035	21,179,275	$749,746	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$1.000	89,732	$89,732	Investment in Securities at Fair Value – Related Party

New Electric CV (Related Party)	$0.000	354,039,000	$-	Investment in Securities at Fair Value – Related Party

Impact BioMedical (Related Party)	$1.45	4,568,165	$6,623,838	Investment in Securities at Fair Value – Related Party

Trading Stocks			$2,061,230	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$9,524,554

Nervotec	N/A	1,666	$589	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,636	Investment in Securities at Cost
Ideal Food and Beverages	N/A	19,000	$-	Investment in Securities at Cost
HapiTravel Holding	N/A	19,000	$140	Investment in Securities at Cost
	Total Equity Securities		$15,719,398

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2025 and 2024:

Total
Balance at January 1, 2025	$973
Total Gains	-
Balance at March 31, 2025	$973
Total Gains	-
Balance at June 30, 2025	$973

Total
Balance at January 1, 2024	$77,737
Impairment	(77,307)
Total Gains	543
Balance at March 31, 2024	$973
Total Gains	-
Balance at June 30, 2024	$973

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum. The conversion price is approximately $21.26 per common share of Vector Com. The Company wrote off this loan at March 31, 2024.

Warrants

NECV

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 9.99% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from NECV, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of NECV for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2022. The Company did not exercise any warrants during six months ended June 30, 2025 and the year ended December 31, 2024. We value NECV warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from NECV was $973 as of June 30, 2025 and December 31, 2024.

The fair value of the NECV warrants under level 3 category as of June 30, 2025 and December 31, 2024 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	June 30, 2025	December 31, 2024

Stock Price	$0.0001	$0.0001
Exercise price	$0.001	$0.001
Risk free interest rate	4.62%	4.62%
Annualized volatility	869.4%	869.4%
Dividend Yield	$0.00	$0.00
Year to maturity	5.06	5.56

VEII

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 7 - Related Party Transactions, Note Receivable from a Related Party Company. As of June 30, 2025 and December 31, 2024, the fair value of the warrants was $477,419 and $1,299,973, respectively. The Company did not exercise any warrants during the six months June 30, 2025 and the year ended December 31, 2024.

The fair value of the VEII warrants under level 2 category as of June 30, 2025, and December 31, 2024 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	June 30, 2025	December 31, 2024

Stock price	$0.0209	$0.0357
Exercise price	$0.1770	$0.1770
Risk free interest rate	7.50%	7.50%
Annualized volatility	235.00%	458.92%
Dividend Yield	$0.00	$0.00
Year to maturity	3.18	3.68

SHRG

On March 20, 2024, HWH International Inc., entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of June 30, 2025 and December 31, 2024, the fair value of the warrants was $110 and $13,272, respectively.

The fair value of the 148,810 SHRG warrants under level 2 category as of June 30, 2025 and December 31, 2024, was calculated using binomial option pricing model valued with the following weighted average assumptions:

	June 30, 2025	December 31, 2024

Stock price	$0.0387	$1.0000
Exercise price	$1.6800	$1.6800
Risk free interest rate	3.91%	4.34%
Annualized volatility	238.04%	204.14%
Dividend Yield	$0.00	$0.00
Year to maturity	3.72	4.21

On March 31, 2025, HWH entered into a securities purchase agreement with the SHRG, pursuant to which SHRG issued a convertible promissory note to HWH in the amount of $150,000. This SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at HWH’s option until maturity three (3) years from the date of the securities purchase agreement. In addition, SHRG granted HWH warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of June 30, 2025, the fair value of the warrants was $638.

The fair value of the 937,500 SHRG warrants under level 2 category as of June 30, 2025, was calculated using binomial option pricing model valued with the following weighted average assumptions:

June 30, 2025

Stock price	$0.0387
Exercise price	$0.8500
Risk free interest rate	3.70%
Annualized volatility	238.04%
Dividend Yield	$0.00
Year to maturity	2.75

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

During the six months ended June 30, 2025, the Company reclassified “Investment in securities at fair value – related party,” “Investment in security at cost,” “Investment in equity method securities” and some of “Convertible Loan Receivables at Fair Value – Related Party” from current assets to noncurrent assets in the consolidated balance sheet based on management’s assessment of the expected holding period. This change in classification had no impact on the Company’s consolidated statements of operations, cash flows, or shareholders’ equity.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases offices in Maryland, Singapore, Hong Kong, South Korea and China through leased spaces aggregating approximately 25,000 square feet, under leases expiring on various dates from July 2025 to April 2029. The leases have rental rates ranging from $1,321 to $23,020 per month. Our total rent expense under these office leases was $93,038 and $313,955 in the three months ended June 30, 2025 and 2024, respectively. Our total rent expense under these office leases was $328,538 and $606,674 in the six months ended June, 2025 and 2024, respectively. The total cash paid for rent under these office leases was $423,737 and $602,584 in the six months ended June 30, 2025 and 2024, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of June 30, 2025
Singapore - AI	June 2023 to May 2026
Singapore – F&B	October 2024 to September 2027
Singapore – Hapi Cafe	July 2024 to June 2026
South Korea – Hapi Cafe	August 2022 to August 2025
Bethesda, Maryland, USA	April 2024 to March 2027
China - Office	March 2023 – March 2027
China - Shop	June 2024 to April 2029
Taiwan - Cafe	May 2024 to October 2027
Taiwan - Office	August 2024 to August 2026
Hong Kong - Office	February 2025 to January 2028

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 0.35% to 7.2% in 2025 and 2024, which were used as the discount rates. The Company’s weighted-average remaining lease term relating to its operating leases is 2.02 years, with a weighted-average discount rate of 3.76%. The balances of operating lease right-of-use assets and operating lease liabilities as of June 30, 2025 were $1,197,576 and $1,280,867, respectively. The balance of operating lease right-of-use assets and operating lease liabilities as of December 31, 2024 were $1,468,913 and $1,525,169, respectively.

The table below summarizes future payments due under these leases as of June 30, 2025.

For the Twelve Months Ending June 30:

2026	728,034
2027	425,763
2028	129,948
2029	26,245
Total Minimum Lease Payments	$1,309,991
Less: Effect of Discounting	(29,124)
Present Value of Future Minimum Lease Payments	1,280,867
Less: Current Obligations under Leases	(696,534)
Long-term Lease Obligations	$584,333

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of June 30, 2025 and December 31, 2024, the security deposits held in the trust account were $284,148 and $ 303,518, respectively.

13. SUBSEQUENT EVENTS

On July 23, 2025, the Company completed the purchase of New Energy Asia Pacific Inc. (“NEAPI”), as described in the Company’s current report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 22, 2025 and the Company’s definitive information statement as filed with the SEC on July 1, 2025.

As previously reported, the Company entered into the Stock Purchase Agreement dated as of May 22, 2025 with Chan Heng Fai, the Company’s Chairman, Chief Executive Officer and largest stockholder, pursuant to which the Company purchased from Mr. Chan all of the outstanding shares of NEAPI for a purchase price of $83,000,000 in the form of a promissory note convertible into newly issued shares of the Company’s common stock (the “Convertible Note”). The Convertible Note bore a simple interest rate of 1% per annum. Under the terms of the Convertible Note, Mr. Chan was able to convert any outstanding principal and interest into shares of the Company’s common stock at $3.00 per share prior to maturity of the Convertible Note five (5) years from the date of the Convertible Note. Upon maturity of the Convertible Note any outstanding principal and accrued interest accrued thereunder would be automatically be converted into shares of the Company’s common stock at the conversion rate.

On July 23, 2025, Mr. Chan converted the entire balance of the $83,000,000 Convertible Note into 27,666,667 restricted shares of the Company’s common stock. Such securities were not registered under the Securities Act of 1933 and were issued pursuant to the exemption under Section 4(2) of the Securities Act.

NEAPI owns 41.5% of the issued and outstanding shares of New Energy Asia Pacific Company Limited (“New Energy”), a Hong Kong corporation. New Energy focuses on distributing all-electric versions of special-purpose and transportation vehicles, charging stations and batteries.

Chan Heng Fai, the Company’s Chairman, Chief Executive Officer and largest stockholder is a member of the Board of Directors of New Energy. Mr. Lui Wai Leung Alan, the Company’s Co-Chief Financial Officer, is also a member of the Board of Directors of New Energy.

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

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea and the People’s Republic of China. We manage a significant portion of our three principal businesses through our 85.8% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas in our real estate segment. In our digital transformation technology segment, we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes the sale of consumer products. Alset Inc. and Alset International Limited collectively own 73.3% of HWH International Inc. (described in further detail below). We also have certain wholly owned subsidiaries that collectively own 132 single family residential rental properties in Montgomery and Harris Counties, Texas.

We also hold minority ownership interests, including a 36.9% equity interest in American Pacific Financial, Inc., formerly known as American Pacific Bancorp Inc. (“APF”), a 43.6% equity interest in DSS Inc. (“DSS”), an indirect 45.8% equity interest in Value Exchange International Inc. (“VEII”), a 0.5% equity interest in American Premium Water Corporation (“APW”, d.b.a. New Electric CV Corporation, “NECV”), and a 29% equity interest in Sharing Services Global Corporation (“SHRG”). APF is a financial network holding company. DSS is a multinational company operating businesses with five divisions: product packaging, biotechnology, direct marketing, commercial lending, and securities and investment management. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTC Markets. Sharing Services Global Corporation, is a publicly traded company dedicated to building shareholder value by developing or acquiring businesses, products and technologies in the direct selling industry and other industries that augment the Company’s product and services portfolio, business competencies, and geographic reach. Sharing Services Global Corporation is traded on the OTC Markets.

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

The primary financial measures used by the CODMs to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODMs use net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the Consolidated Statements of Operations. Segment expenses and other segment items are provided to the CODMs on the same basis as disclosed in the Consolidated Statements of Operations.

The CODMs do not evaluate performance or allocate resources based on segment assets.

Recent Developments

Stock Compensation

On April 15, 2025, the Board of Directors of the Company awarded Chairman and Chief Executive Officer Chan Heng Fai 1,000,000 restricted shares of the Company’s common stock (the “Shares”). The Shares were granted to Mr. Chan as compensation for services rendered to the Company pursuant to the Company’s 2025 Incentive Compensation Plan, as adopted on March 17, 2025. Under the terms and conditions of the award, the Shares may not be sold, assigned, transferred, pledged, encumbered or otherwise disposed of until April 15, 2026. The Shares are not part of Mr. Chan’s regular annual compensation and will not be awarded on a regularly recurring basis. As of the date of the issuance of the Shares, the fair value thereof was $840,000.

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

On July 17, 2025, Alset Inc. (the “Company”) received notice from the Nasdaq Listing Qualifications Staff (the “Staff”) that the Staff has determined that the Company has regained compliance with Nasdaq’s minimum $1 bid price per share requirement. While the Company has regained compliance with the Minimum Bid Price Requirement, there can be no assurance that the Company will be able to maintain compliance with the Minimum Bid Price Requirement in the future.

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

Following these transactions, HWH International Inc. is now a purpose-driven lifestyle company encompassing differentiated offerings from four core pillars: Hapi Marketplace, Hapi Cafe, Hapi Travel and Hapi Wealth Builder. HWH International Inc. seeks to develop new pathways to help people in their pursuit of health, wealth and happiness. HWH International Inc. is listed on the Nasdaq under the symbol HWH.

Stock Purchase Agreement and Debt Conversion Agreements

On September 24, 2024, HWH entered into two (2) debt conversion agreements with creditors (each an “Agreement,” or collectively, the “Agreements”): (i) Alset International Limited (significant stockholder of HWH); and (ii) Alset Inc. (which in turn is Alset International Limited’s majority stockholder). Each Agreement converts debt owed by HWH to the respective creditor into shares of HWH’s common stock.

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

On September 26, 2024, Alset Inc. entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the Company’s majority owned subsidiary, Alset International Limited. Pursuant to the Stock Purchase Agreement, the Company purchased 6,500,000 shares (the “Shares”) of HWH International Inc. (the Nasdaq-listed company). As consideration for the Shares, the Company issued a secured promissory note to Alset International Limited in the original principal amount of $4,095,000 (the “Promissory Note”). The Promissory Note bears an interest rate of 5% per annum and a maturity date of September 26, 2026, and is secured by collateral specified in a security agreement between the Company and Alset International Limited.

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

Issuance of Convertible Loans to Value Exchange International, Inc.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000. Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement is due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date”). Prior to the Advance Maturity Date, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount.

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

The Company currently owns a total of 21,179,275 shares (representing approximately 45.8%) of VEII.

Our founder, Chairman and Chief Executive Officer, Chan Heng Fai, and another member of the Board of Directors of Hapi Metaverse, Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung, and Lim Sheng Hon Danny).

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

On March 20, 2024, the Company’s subsidiary HWH International Inc. entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note (the “2nd SHRG Convertible Note”) in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. “). The 2nd SHRG Convertible Note bears a 6% interest rate and has scheduled maturity on March 20, 2027. At the time of this filing, HWH has not converted any of the debt contemplated by the 2nd SHRG Convertible Note nor exercised any of the warrants.

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

On June 6, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “4th SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 4th SHRG Convertible Note. Additionally, upon signing the 4th SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 4th SHRG Convertible Note.

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

On January 15, 2025, HWH entered into a Loan Agreement (the “1st Loan Agreement”) with SHRG, under which HWH provided a loan to SHRG in the amount of $150,000. HWH may convert a portion or all of the outstanding balance due under the loan into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of maturity of the 1st Loan Agreement, January 15, 2026. The 1st Loan Agreement bears an 8% interest rate.

On March 31, 2025, HWH entered into a securities purchase agreement with the SHRG, pursuant to which SHRG issued a convertible promissory note to HWH in the amount of $150,000 (the “6th SHRG Convertible Note”). The 6th SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at HWH’s option until maturity three (3) years from the date of the securities purchase agreement, March 31, 2028. In addition, SHRG granted HWH warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share, for an aggregate purchase price of $796,875. The 6th SHRG Convertible Note bears an 8% interest rate. At the time of filing, HWH has not converted any of the debt contemplated by the 6th SHRG Convertible Note nor exercised any of the warrants.

On June 27, 2025, HWH entered into a securities purchase agreement with SHRG pursuant to which the Company purchased from SHRG a Convertible Promissory Note (the “7th SHRG Convertible Note”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $60,000, Additionally, upon signing the 7th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of HWH. the 7th SHRG Convertible Note bears an 8% interest rate and has scheduled maturity on June 27, 2028. At the time of filing, HWH has not converted any of the debt contemplated by the 7th SHRG Convertible Note.

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

The parties mutually agreed to revise this agreement, and on May 8, 2025, the Company and the Seller entered into an Amended Term Sheet (the “Amended Term Sheet”). Under the terms of the Amended Term Sheet, the Company agreed to purchase from the Seller all of the outstanding shares of NEAPI through a stock purchase agreement for a purchase price of $83,000,000 in the form of a promissory note convertible into newly issued shares of the Company’s common stock (the “Convertible Note”). The Convertible Note had an interest rate of 1% per annum. Under the terms of the Convertible Note, the Seller was able to convert any outstanding principal and interest into shares of the Company’s common stock at $3.00 per share upon ten (10) days’ notice prior to maturity of the Convertible Note five (5) years from the date of the Amended Term Sheet, and upon maturity of the Convertible Note any outstanding principal and accrued interest accrued thereunder would automatically be converted into shares of the Company’s common stock at the conversion rate.

New Energy focuses on distributing all-electric versions of special-purpose and transportation vehicles, charging stations and batteries. The Company intends for this to be a strategic move, in line with the Company’s commitment to advancing sustainable and eco-friendly solutions for the future. The Seller is a member of the Board of Directors of New Energy and is a stockholder of New Energy.

The closing of the transactions contemplated by the Amended Term Sheet occurred on July 23, 2025.

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

The closing of the transactions contemplated by the DSS Securities Purchase Agreement remained subject to the approval of the Company’s stockholders and no objection from the Nasdaq. The parties subsequently mutually agreed not to proceed with this transaction.

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

● Our ability to control our operating expenses as we expand each of our businesses and product and service offerings; and

● The effects of public health issues such as a major epidemic or pandemic, including the impact of COVID-19 on the economy and our business.

Results of Operations

Summary of Statements of Operations for the Three and Six Months Ended June 30, 2025 and 2024

	Three- Months Ended		Six-months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$1,098,962	$1,127,046	$2,167,265	$7,213,253
Operating Expenses	$(3,854,423)	$(3,936,518)	$(8,854,844)	$(12,289,237)
Other (Expenses) Income	$(6,085,681)	$1,659,507	$(11,615,507)	$(3,387,772)
Income Tax Expense	$-	$-	$(42,948)	$-
Net Loss	$(8,841,142)	$(1,149,965)	$(18,346,034)	$(8,463,756)

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three-months Ended		Change
	June 30, 2025	June 30, 2024	Dollars	Percentage
Real Estate	$716,042	$705,011	$11,031	2%
Other	382,920	422,035	(39,115)	9%
Total Revenue	$1,098,962	$1,127,046	$(28,084)	-2%

	Six-months Ended		Change
	June 30, 2024	June 30, 2025	Dollars	Percentage
Real Estate	$1,433,847	$6,458,005	$(5,024,158)	-78%
Other	733,418	755,248	(21,830)	-3%
Total Revenue	$2,167,265	$7,213,253	$(5,045,988)	-70%

Revenue was $1,098,962 and $1,127,046 for the three months ended June 30, 2025 and 2024, respectively. Revenue was $2,167,265 and $7,213,253 for the six months ended June 30, 2025 and 2024, respectively. The decrease in revenue is mainly caused by the fact that the remaining properties in the Lakes at Black Oak and Alset Villas projects were sold in 2024.

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

Revenue from rental business was $716,042 and $705,011 in the three months ended June 30, 2025 and 2024, respectively. Revenue from rental business was $1,433,847 and $1,425,505 in the six months ended June 30, 2025 and 2024, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

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

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended June 30, 2025 and 2024, the revenue from other businesses was $382,920 and $422,035, respectively. In the six months ended June 30, 2025 and 2024, the revenue from other businesses was $733,418 and $755,248, respectively, generated by Korean, Singaporean and Chinese café shops and restaurants.

Cost of Revenues and Operating Expenses

The following tables sets forth period-over-period changes in cost of revenues for each of our reporting segments:

	Three-months Ended		Change
	June 30, 2025	June 30, 2024	Dollars	Percentage
Real Estate	$651,976	$647,662	$4,314	1%
Other	191,070	182,296	8,774	5%
Total Cost of Revenues	$843,046	$829,958	$13,088	2%

	Six-months Ended		Change
	June 30, 2025	June 30, 2024	Dollars	Percentage
Real Estate	$1,254,761	$5,181,322	$(3,926,561)	-76%
Other	365,814	307,003	58,811	19%
Total Cost of Revenues	$1,620,575	$5,488,325	$(3,867,750)	-70%

Cost of revenues increased from $829,958 in the three months ended June 30, 2024 to $843,046 in the three months ended June 30, 2025. Cost of revenues decreased from $5,488,325 in the six months ended June 30, 2024 to $1,620,575 in the six months ended June 30, 2025. The decrease in cost of revenue is caused by the decrease in property sales from the Lakes at Black Oak project in 2025. The last lots in Lakes at Black Oak project were sold during 2024.

The gross margin decreased from $297,088 to $255,916 in the three months ended June 30, 2024 and 2025, respectively. The gross margin decreased from $1,724,928 to $546,690 in the six months ended June 30, 2024 and 2025, respectively. The decrease of gross margin was caused by the decrease in sales in the Lakes at Black Oak Project.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three-months Ended		Change
	June 30, 2025	June 30, 2024	Dollars	Percentage
Real Estate	$233,688	$578,170	$(344,482)	-60%
Biohealth	(110,884)	288,102	(398,986)	-138%
Digital Transformation Technology	159,852	126,928	32,924	26%
Other	2,728,721	2,113,360	615,361	29%
Total Operating Expenses	$3,011,377	$3,106,560	$(95,183)	-3%

	Six-months Ended		Change
	June 30, 2025	June 30, 2024	Dollars	Percentage
Real Estate	$1,378,493	$939,866	$438,627	47%
Biohealth	402,049	1,115,063	(713,015)	-64%
Digital Transformation Technology	323,406	290,635	32,771	11%
Other	5,130,322	4,455,348	674,974	15%
Total Operating Expenses	$7,234,269	$6,800,912	$433,357	6%

The increase of operating expenses in the first six months of 2025 compared to the same period of 2024 was mostly caused by the bonus paid to CEO.

Other Income (Expense)

In the three months ended June 30, 2025, the Company had other expense of $6,085,681 compared to other income of $1,659,507 in the three months ended June 30, 2024. In the six months ended June 30, 2025, the Company had other expense of $11,615,507 compared to other expense of $3,387,772 in the six months ended June 30, 2024. The loss/gain on foreign exchange transaction is the primary reason for the volatility in these two periods. Foreign exchange transaction loss was $4,834,398 in the three months ended June 30, 2025, compared to $845,350 gain in the three months ended June 30, 2024. Foreign exchange transaction loss was $6,243,500 in the six months ended June 30, 2025, compared to $2,038,986 gain in the six months ended June 30, 2024.

Net Loss

In the three months ended June 30, 2025 the Company had net loss of $8,841,142 compared to net loss of $1,149,965 in the three months ended June 30, 2024. In the six months ended June 30, 2025, the Company had net loss of $18,346,034 compared to net loss of $8,463,756 in the six months ended June 30, 2024.

Liquidity and Capital Resources

Our real estate assets have decreased to $30,158,311 as of June 30, 2025 from $30,695,669 as of December 31, 2024. This decrease reflects depreciation expenses on the rental properties.

Our cash has decreased from $27,243,787 as of December 31, 2024 to $25,584,862 as of June 30, 2025. Our liabilities decreased from $6,563,126 at December 31, 2024 to $4,738,149 at June 30, 2025. Our total assets have decreased to $86,011,525 as of June 30, 2025 from $96,761,977 as of December 31, 2024 mainly due to decrease in cash and value of investment securities.

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

Summary of Cash Flows for the Six Months Ended June 30, 2025 and 2024

	Six-months Ended
	2025	2024
Net cash used in operating activities	$(6,374,812)	$(5,897,249)
Net cash provided by investing activities	$1,675,912	$19,616,855
Net cash provided by (used in) financing activities	$2,326,244	$(21,351,570)

Cash Flows from Operating Activities

Net cash used in operating activities was $6,374,812 in the first six months of 2025, as compared to net cash used in operating activities of $5,897,249 in the same period of 2024. Purchase of trading securities and paying off payables in 2025 were the main reason for the cash used in operating activities in that period.

Cash Flows from Investing Activities

Net cash provided by investing activities was $19,616,855 in the six months ended June 30, 2024, compared to net cash provided of $1,675,912 in the six months ended June 30, 2025. In the six months ended June 30, 2025, the Company issued $910,193 in loans to related parties and spent $144,842 to purchase fixed assets. At the same time, we received $117,804 from repayment of related party loan and $2,613,143 from the sale of securities of a related party. In the six months ended June 30, 2024 issued $1,118,864 in loans to related parties and $577,285 in loans receivable. At the same time, we received $101,096 from repayment of related party loan and withdrew cash from trust account of $21,102,871 for redemption of HWH’s shares.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2,326,244 in the six months ended June 30, 2025, compared to net cash used of $21,351,570 in the six months ended June 30, 2024. The cash provided by financing activities in the first six months of 2025 was from proceeds from issuing common stock of $2,614,983. In that same period, the Company repaid $261,097 of note payable and repurchased its own stock for $27,642. The cash used in financing activities in the first six months of 2024 is caused by repayment of $378,960 of note payable and repayment of HWH’s shares of $21,102,871. In that same period, the Company borrowed $130,261 from commercial loan.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2025 or the year ended December 31, 2024. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $30 million and $30 million on June 30, 2025 and December 31, 2024, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $30 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2025, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of June 30, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Not applicable.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2025	-	-	-	-
May 1 – May 31, 2025	-	-	-	-
June 1- June 30, 2025	25,900	$1.0039	25,900	$973,126
Total	25,900	$1.0039	25,900	$973,126

On June 23, 2025, the Company issued a press release announcing that the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1,000,000 of its common stock. Repurchases may be made under the plan until the $1,000,000 made available is spent or until December 31, 2025. No plan has expired during the period covered by the table. The Company has not determined to terminate any plan, nor does the Company intend to cease making purchases under any such plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description

10.1	Incentive Compensation Plan Stock Award Agreement, dated April 15, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report filed by the Company with the SEC on April 17, 2025.)
10.2	Amended Term Sheet, dated May 8, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report filed by the Company with the SEC on May 14, 2025.)
31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	2025 Incentive Compensation Plan (Incorporated by Reference in the Company’s Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed by the Company with the SEC on February 24, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET INC.

August 14, 2025	By:	/s/ Chan Heng Fai
Chan Heng Fai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

August 14, 2025	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

August 14, 2025	By:	/s/ Rongguo Wei
Rongguo Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

August 14, 2025	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

