Form 10-Q
period 2025-09-30
Alset Inc.
filed 2025-11-14
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025 there were 38,905,255 shares of the registrant’s common stock $0.001 par value per share, issued and outstanding.

2

Part I. Financial Information

Item 1. Financial Statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
Assets:
Current Assets:
Cash and Cash Equivalents	$25,459,416	$27,243,787
Restricted Cash	107,955	939,939
Account Receivables, Net	62,871	75,646
Other Receivables, Net	2,637,974	6,251,219
Note Receivables - Related Parties, Net	1,819,823	1,679,822
Convertible Loan Receivables – Related Party	504,072	-
Convertible Loan Receivables at Fair Value - Related Party	179,439	1,782,376
Prepaid Expense	115,530	207,483
Inventory	23,520	4,913
Investment in Securities at Fair Value	13,784,748	4,673,530
Investment in Securities at Fair Value - Related Party	-	12,342,624
Investment in Securities at Cost	-	17,462
Investment in Equity Method Securities	-	4,331,046
Deposits	81,650	210,495
Total Current Assets	44,776,998	59,760,342

Real Estate - Rental Properties	29,889,632	30,695,669
Operating Lease Right-Of-Use Assets, Net	612,595	1,468,913
Deposits	212,743	272,281
Convertible Loan Receivables at Fair Value - Related Party	1,800,580	-
Investment in Securities at Fair Value - Related Party	5,921,559	-
Investment in Securities at Cost	18,262	-
Investment in Equity Method Securities	85,371,402	-
Other Receivables - Long Term, Net	-	3,970,149
Property and Equipment, Net	502,951	594,623
Total Assets	$169,106,722	$96,761,977

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,269,430	$3,605,863
Operating Lease Liabilities	682,361	531,885
Notes Payable	1,257,199	1,323,059
Notes Payable - Related Parties	21,241	15,794
Total Current Liabilities	4,230,231	5,476,601

Long-Term Liabilities:
Operating Lease Liabilities	407,380	993,284
Notes Payable	74,057	93,241
Total Liabilities	4,711,668	6,563,126

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 250,000,000 shares authorized; 39,102,600 and 9,235,119 shares issued and outstanding on September 30, 2025 and December 31, 2024, respectively	39,103	9,235
Additional Paid in Capital	419,715,327	334,023,233
Accumulated Deficit	(266,894,027)	(251,851,540)
Accumulated Other Comprehensive Income (Loss)	2,820,455	(849,862)
Total Alset Inc. Stockholders’ Equity	155,680,858	81,331,066
Non-controlling Interests	8,714,196	8,867,785
Total Stockholders’ Equity	164,395,054	90,198,851

Total Liabilities and Stockholders’ Equity	$169,106,722	$96,761,977

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Three- Months Ended September 30,		Nine- Months Ended September 30,
	2025	2024	2025	2024

Revenue
Rental	$692,890	$724,699	$2,126,737	$2,150,204
Property	-	3,815,000	-	8,847,500
Other	305,938	421,012	1,039,356	1,176,260
Total Revenue	998,828	4,960,711	3,166,093	12,173,964
Operating Expenses
Cost of Sales	756,369	2,949,824	2,376,944	8,438,149
General and Administrative	2,250,156	2,215,109	8,800,510	8,264,098
Impairments	571,281	759,559	1,255,196	1,511,481
Total Operating Expenses	3,577,806	5,924,492	12,432,650	18,213,728

Loss from Operations	(2,578,978)	(963,781)	(9,266,557)	(6,039,764)

Other Income (Expense)
Interest Income	2,100,545	61,326	2,275,139	404,481
Interest Income - Related Party	66,886	8,890	179,441	82,126
Interest Expense	(34,470)	(9,546)	(117,673)	(111,558)
(Loss) Gain on Disposal of a Subsidiary	(22,290)	-	362,066	-
Foreign Exchange Transaction Gain (Loss)	1,448,155	(3,673,699)	(4,795,345)	(1,634,713)
Unrealized Gain on Securities Investment	438,302	224,773	167,300	648,726
Unrealized Gain (Loss) on Securities Investment - Related Party	866,379	6,809,719	(146,714)	2,796,660
Realized Loss on Securities Investment	(68,144)	(334,531)	(738,680)	(679,204)
Realized Gain (Loss) on Securities Investment - Related Party	1,478	-	(2,437,370)	-
Loss on Equity Method Investment	(648,369)	(591,502)	(1,959,284)	(2,569,644)
Other Expense	-	(223,911)	(473,075)	(262,481)
Other Income	399,031	161,501	616,191	370,855
Total Other Income (Expense), Net	4,547,503	2,433,020	(7,068,004)	(954,752)

Net Income (Loss) Before Income Taxes	1,968,525	1,469,239	(16,334,561)	(6,994,516)

Income Tax Expense	(4,524)	-	(47,472)	-

Net Income (Loss)	1,964,001	1,469,239	(16,382,033)	(6,994,516)

Net Income (Loss) Attributable to Non-Controlling Interest	451,570	(247,124)	(1,339,546)	(702,109)

Net Income (Loss) Attributable to Common Stockholders	$1,512,431	$1,716,363	$(15,042,487)	$(6,292,407)

Net Income (Loss)	$1,964,001	$1,469,239	$(16,382,033)	$(6,994,516)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	(1,536,824)	4,221,505	4,458,048	1,805,678
Total Comprehensive Income (Loss)	427,177	5,690,744	(11,923,985)	(5,188,838)

Less Comprehensive Income (Loss) Attributable to Non-controlling Interests	231,649	366,478	(703,675)	(439,926)
Total Comprehensive Income (Loss) Attributable to Common Shareholders	195,528	5,324,266	(11,220,310)	(4,748,912)

Net Income (Loss) Per Share - Basic and Diluted	$0.05	$0.19	$(0.81)	$(0.68)

Weighted Average Common Shares Outstanding - Basic and Diluted	32,597,445	9,235,119	18,475,852	9,235,119

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	Common Stock		Additional	Accumulated Other		Total Alset		Total
	Shares	Par Value $0.001	Paid in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Stockholders’ Equity
Balance at January 1, 2025	9,235,119	$9,235	$334,023,233	$(849,862)	$(251,851,540)	$81,331,066	$8,867,785	$90,198,851

Issuance of Common Stock	1,500,000	1,500	1,203,500	-	-	1,205,000	-	1,205,000

Issuance of HWH Common Stock & Warrants exercise	-	-	1,033,376	-	-	1,033,376	376,607	1,409,983

Gain from SHRG Warrants	-	-	63,859	-	-	63,859	23,273	87,132

Acquisition of LEH Insurance Group LLC	-	-	-	-	-	-	(1,654)	(1,654)

Change in Non-Controlling Interest	-	-	-	(150,783)	-	(150,783)	150,783	-

Foreign Currency Translations	-	-	-	1,215,571	-	1,215,571	201,839	1,417,410

Net Loss	-	-	-	-	(8,333,477)	(8,333,477)	(1,171,415)	(9,504,892)

Balance at March 31, 2025	10,735,119	$10,735	$336,323,968	$214,926	$(260,185,017)	$76,364,612	$8,447,218	$84,811,830

Issuance of Common Stock	1,000,000	1,000	839,000	-	-	840,000	-	840,000

Treasury Stock Buyback	(25,900)	(26)	(27,616)	-	-	(27,642)	-	(27,642)

Foreign Currency Translations	-	-	-	3,923,509	-	3,923,509	653,953	4,577,462

Net Loss	-	-	-	-	(8,221,441)	(8,221,441)	(619,701)	(8,841,142)

Balance at June 30, 2025	11,709,219	11,709	337,135,352	4,138,435	(268,406,458)	72,879,038	8,481,470	81,360,508

Issuance of Common Stock	27,666,667	27,667	82,972,333			83,000,000		83,000,000

Treasury Stock Buyback	(273,286)	(273)	(392,358)			(392,631)		(392,631)

Foreign Currency Translations				(1,317,980)		(1,317,980)	(218,844)	(1,536,824)

Net Income					1,512,431	1,512,431	451,570	1,964,001

Balance on September 30, 2025	39,102,600	39,103	419,715,327	2,820,455	(266,894,027)	155,680,858	8,714,196	164,395,054

	Common Stock		Additional	Accumulated Other		Total Alset		Total
	Shares	Par Value $0.001	Paid in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Stockholders’ Equity
Balance at January 1, 2024	9,235,119	$9,235	$332,455,457	$3,609,719	$(247,885,656)	$88,188,755	$8,601,562	$96,790,317

Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	1,098,952	-	-	1,098,952	410,423	1,509,375

Gain from SHRG Convertible Note and Warrants	-	-	157,402	-	-	157,402	58,786	216,188

Change in Non-Controlling Interest after HWH De SPAC	-	-	-	(13,888)	-	(13,888)	13,888	-

Foreign Currency Translations	-	-	-	(992,871)	-	(992,871)	(169,061)	(1,161,932)

Net Loss	-	-	-	-	(6,769,658)	(6,769,658)	(544,134)	(7,313,792)

Balance at March 31, 2024	9,235,119	$9,235	$333,711,811	$2,602,960	$(254,655,314)	$81,668,692	$8,371,464	$90,040,156

Gain from SHRG Convertible Notes	-	-	43,652	-	-	43,652	16,255	59,907

Change in Non-Controlling Interest	-	-	-	17,050	-	17,050	(17,050)	-

Foreign Currency Translations	-	-	-	(1,071,537)	-	(1,071,537)	(182,358)	(1,253,895)
								-
Net (Loss) Income	-	-	-	-	(1,239,114)	(1,239,114)	89,149	(1,149,965)

Balance at June 30, 2024	9,235,119	9,235	333,755,463	1,548,473	(255,894,428)	79,418,743	8,277,460	87,696,203

Gain from SHRG Convertible Notes	-	-	10,036	-	-	10,036	1,681	11,717

Change in Non-Controlling Interest	-	-	-	(551,625)	-	(551,625)	551,625	-

Foreign Currency Translations	-	-	-	3,607,903	-	3,607,903	613,602	4,221,505
								-
Net Income (Loss)	-	-	-	-	1,716,363	1,716,363	(247,124)	1,469,239

Balance at September 30, 2024	9,235,119	9,235	333,765,499	4,604,751	(254,178,065)	84,201,420	9,197,244	93,398,664

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024 (Unaudited)

	2025	2024

Cash Flows from Operating Activities
Net Loss from Operations	$(16,382,033)	$(6,994,516)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	940,748	900,820
Non-Cash Lease Expenses	534,263	904,317
Impairments	1,255,196	1,511,481
Bad Debt Written Off	12,863	-
Gain on Sale of Stock of Subsidiary	(362,066)	-
Foreign Transaction Loss	4,795,345	1,634,713
Employee Performance Share Expense	840,000	-
Unrealized Gain on Securities Investment	(167,300)	(648,726)
Unrealized Loss (Gain) on Securities Investment - Related Party	146,714	(2,796,660)
Realized Loss on Securities Investment	738,680	679,204
Realized Loss on Securities Investment-Related Party	2,437,370	-
Loss on Equity Method Investment	1,959,284	2,569,644
Changes in Operating Assets and Liabilities, net of acquisitions
Real Estate	-	3,426,123
Real Estate Reimbursement Receivable	7,691,731	(1,488,097)
Account Receivables	84,094	(6,456)
Other Receivable - Related Parties	-	(304,305)
Prepaid Expense	77,436	172,054
Deposits	211,448	(110,444)
Trading Securities	(8,939,558)	(5,399,220)
Inventory	(2,947)	83
Accounts Payable and Accrued Expenses	(1,003,913)	(1,878,978)
Operating Lease Liabilities	(358,798)	(922,453)
Net Cash Used in Operating Activities	(5,491,443)	(8,751,416)

Cash Flows from Investing Activities
Purchase of Property and Equipment	(205,851)	(67,587)
Purchase of Investment Securities	(40,000)	(9,346)
Advance to Related Party	-	(550,000)
Proceeds from Sale of Equity Security Investment to a Related Party	2,613,143	-
Collection of Advance to Related Parties	-	467,107
Issuing Loan Receivable	-	(1,212,021)
Issuing Loan Receivable - Related Party	(1,918,240)	(1,368,083)
Collection of Loan Receivable - Related Party	165,466	101,096
Cash Withdrawn from Trust Account for Redemptions	-	21,102,871
Cash Withdrawn from Trust Account Available to the Company	-	243,897
Net Cash Provided by Investing Activities	614,518	18,707,934

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	2,614,983	-
Buyback Treasury Stock	(420,273)	-
Borrowing from a Commercial Loan	78,474	130,261
Repayment to Notes Payable	(275,374)	(398,000)
Repayment of Class A Common Stock	-	(21,102,871)
Net Cash Provided by (Used in) Financing Activities	1,997,810	(21,370,610)

Net Decrease in Cash and Cash Equivalents and Restricted Cash	(2,879,115)	(11,414,092)
Effects of Foreign Exchange Rates on Cash and Cash Equivalents	262,760	1,151,625
Cash and Cash Equivalents and Restricted Cash - Beginning of Period	28,183,726	27,889,293
Cash and Cash Equivalents and Restricted Cash- End of Period	$25,567,371	$17,626,826

Cash	$25,459,416	$16,679,183
Restricted Cash	$107,955	$947,643
Total Cash and Restricted Cash	$25,567,371	$17,626,826

Supplementary Cash Flow Information
Cash Paid for Interest	$2,091	$39,257
Cash Paid for Taxes	$42,948	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of ROU / Lease Liability	$132,044	$887,001
Promissory Notes Received in Exchange for Sale of HWH Common Stock to Investors	$-	$16,160,000
Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	$-	$1,509,375
Conversion of Ketomei Note Payable to Common Stock	$-	$310,796
Gain from SHRG Warrants and Convertible Notes	$87,131	$287,812
Acquisition of NEAPI for Issued Shares	$83,000,000	$-

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2025 and 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations. As of and for the nine months ended September 30, 2025, the Company had an accumulated deficit of $266,894,027 and a loss from operations of $9,266,557. These conditions initially raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

Management has evaluated its plans to address these conditions, including the Company’s current liquidity, expected operating cash inflows, and cash generated from real estate activities. As of September 30, 2025, the Company had cash of $25,459,416 and restricted cash of $107,955, compared to cash of $27,243,787 and restricted cash of $939,939 as of December 31, 2024. Based on these factors and management’s plans, management believes that the substantial doubt previously identified has been alleviated.

However, there can be no assurance that the Company will be successful in executing its plans or generating sufficient liquidity, and failure to do so could adversely affect the Company’s operations.

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

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of September 30, 2025 and December 31, 2024, as follows:

Name of subsidiary	State or other jurisdiction of	Attributable interest as of,
consolidated under AEI	incorporation or organization	September 30, 2025		December 31, 2024
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.8		85.7
Singapore Construction & Development Pte. Ltd.	Singapore	85.8		85.7
Singapore Construction Pte. Ltd.	Singapore	85.8		85.7
Global BioMedical Pte. Ltd.	Singapore	85.8		85.7
Health Wealth Happiness Pte. Ltd.	Singapore	73.3		81.1
SeD Capital Pte. Ltd.	Singapore	85.8		85.7
LiquidValue Asset Management Pte. Ltd.	Singapore	85.8		85.7
Alset Solar Limited	Hong Kong	85.8		85.7
Alset F&B One Pte. Ltd.	Singapore	74.8		73.0
BMI Capital Partners International Limited	Hong Kong	85.8		85.7
SeD Perth Pty Ltd	Australia	85.8		85.7
SeD Intelligent Home Inc.	United States of America	85.8		85.7
Winning Catering Group, Inc. (f.k.a. LiquidValue Development Inc.)	United States of America	85.8		85.7
Alset EHome Inc.	United States of America	85.8		85.7
SeD USA, LLC	United States of America	85.8		85.7
150 Black Oak GP, Inc.	United States of America	85.8		85.7
SeD Development USA Inc.	United States of America	85.8		85.7
150 CCM Black Oak, Ltd.	United States of America	85.8		85.7
SeD Texas Home, LLC	United States of America	100		100
SeD Ballenger, LLC	United States of America	85.8		85.7
SeD Maryland Development, LLC	United States of America	71.6		71.6
SeD Development Management, LLC	United States of America	72.9		72.8
Hapi Metaverse Inc.	United States of America	99.6		99.6
HotApp BlockChain Pte. Ltd.	Singapore	99.6		99.6
HotApp International Limited	Hong Kong	99.6		99.6
UBeauty Limited	Hong Kong	85.8		85.7
HWH World Inc.	South Korea	-		81.1
BioHealth Water Inc.	United States of America	85.8		85.7
Hapi Robot Pte. Ltd.	Singapore	85.8		85.7
American Home REIT Inc.	United States of America	100		100
Hapi Cafe Inc.	Texas, United States of America	73.3		81.1
HWH (S) Pte. Ltd.	Singapore	85.8		85.7
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
Alset F&B Holdings Pte. Ltd.	Singapore	73.3		81.1
Credas Capital Pte. Ltd.	Singapore	64.3		64.2
Credas Capital GmbH	Switzerland	64.3		64.2
Smart Reward Express Limited	Hong Kong	99.6		49.8	*
AHR Texas Two, LLC	United States of America	100		100
AHR Black Oak One, LLC	United States of America	85.8		85.7
AHR Texas Three, LLC	United States of America	100		100
Hapi Cafe Korea Inc.	South Korea	73.3		81.1
Alset Acquisition Sponsor, LLC	United States of America	93.6		93.5
HWH International Inc.	Delaware, United States of America	73.3		81.1
Alset Spac Group Inc.	United States of America	93.6		93.5
Hapi WealthBuilder Pte. Ltd.	Singapore	73.3		81.1
Hapi iRobot Pte. Ltd.	Singapore	73.3		81.1
HWH International Inc.	Nevada, United States of America	73.3		81.1
Hapi Cafe SG Pte. Ltd.	Singapore	73.3		81.1
Hapi Cafe Limited	Hong Kong	99.6		99.6
Hapi Group HK Limited	Hong Kong	99.6		99.6
AHR Texas Four, LLC	United States of America	100		100
Alset F&B (PLQ) Pte. Ltd.	Singapore	73.3		81.1
Hapi Robot Service Pte. Ltd.	Singapore	99.6		99.6
Guangdong LeFu Wealth Investment Consulting Co., Ltd.	China	99.6		99.6
Dongguan Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Robot Ai Trade Pte. Ltd.	Singapore	85.8		85.7
Ketomei Pte. Ltd.	Singapore	40.8	*	39.7	*
Hapi MarketPlace Inc.	United States of America	-		81.1
Hapi Café Co., Ltd.	Taiwan	99.6		99.6
Hapi Home Inc.	United States of America	-		81.1
Hapi Robot Inc.	United States of America	69.1		72.3
Hapi Café Sdn. Bhd.	Malaysia	73.3		81.1
L.E.H. Insurance Group, LLC	United States of America	73.3		-
Hapi Wealth Builder Limited	Hong Kong	73.3		-
LVD Merger Corp.	United States of America	85.8		-
Alset Real Estate Holdings Inc.	United States of America	85.8		-
New Energy Asia Pacific Inc.	United States of America	100		-
Alset Robot Inc.	United States of America	70.4		-

*	Although the Company indirectly holds less than 50% of shares of these entities, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

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

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit were outstanding as of September 30, 2025 and December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of September 30, 2025 and December 31, 2024, the total balance of this account was $107,955 and $107,874, respectively.

Account Receivables and Allowance for Credit Losses

Account receivables is recorded at invoiced amounts net of an allowance for credit losses and does not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing account receivables. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Account receivables considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2025 and December 31, 2024, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers. As of September 30, 2025 and December 31, 2024, the balance of account receivables was $62,871 and $75,646, respectively.

Other Receivables and Allowance for Credit Losses

Other receivables include developer reimbursements for Lakes at Black Oak and Alset Villas projects. The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company, and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at September 30, 2025 and December 31, 2024.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of September 30, 2025 and December 31, 2024, inventory consisted of finished goods from subsidiaries of HWH International Inc. and Hapi Metaverse Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

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

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. DSS, Inc. (“DSS”), HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation, “HIPH”), Value Exchange International Inc. (“VEII”), Sharing Services Global Corp. (“SHRG”) and Impact Biomedical Inc. (“Impact”) are publicly traded companies and their fair value is determined by quoted stock prices.

●	The Company has significant influence over DSS. As of September 30, 2025 and December 31, 2024, the Company owned approximately 43.6% and 48.9% of the common stock of DSS, respectively. Our CEO, Chan Heng Fai, is an owner of additional common stock of DSS (not including any common or preferred shares we hold). In addition, our Chief Executive Officer is the Chairman of the Board of Directors of DSS. Apart from Chan Heng Fai, several other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of DSS (Chan Tung Moe, our Co-Chief Executive Officer and a son of Chan Heng Fai, Lim Sheng Hon Danny, Wong Shui Yeung, Wu Wai William Leung, and Joanne Wong Hiu Pan).

●	The Company has significant influence over HIPH as the Company holds approximately 0.5% of the common shares of HIPH and our Chief Executive Officer, Chan Heng Fai, is the majority owner of the common stock of HIPH (not including any common shares we hold).

●	The Company has significant influence over VEII as the Company holds approximately 45.8% of the common shares of VEII. Chan Heng Fai and another member of the Board of Directors of Hapi Metaverse Inc., Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung, and Lim Sheng Hon Danny).

●	The Company has significant influence over SHRG as the Company holds approximately 29.0% of the common shares of SHRG. Our Chief Executive Officer is a significant stockholder of SHRG shares.

●	The Company had significant influence over Impact as the Company held approximately 35.3% of the common shares of Impact as of December 31, 2024. The Company sold all its shareholding in Impact during first four months of 2025.

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

On September 8, 2020, the Company acquired 1,666 shares, approximately 1.45% ownership, from Nervotec Pte Ltd (“Nervotec”), a private company, at a purchase price of $37,826. The Company applied ASC 321 and measured Nervotec at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2024, the value of the investment in Nervotec is $589, as the Company wrote off $37,287 of this investment. As of September 30, 2025, the value of the investment is $0 as the Company written of the remaining balance.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company, owns 16.4% of American Medical REIT Inc. (“AMRE”) as of September 30, 2025, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our Chairman and CEO, is the executive chairman and director of AMRE. DSS, of which we own 43.6% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence over AMRE. The Company’s share of losses from AMRE exceeded the carrying amount of the investment, and as a result, the Company suspended recognition of additional losses. The Company will resume recognizing its share of losses only to the extent that it subsequently becomes obligated to fund the investee’s losses or the investee returns to profitability and the Company’s share of earnings exceeds its previously unrecognized losses.

American Pacific Financial, Inc.

The Company owns 36.9% of the shares of the common stock of American Pacific Financial, Inc., formerly known as American Pacific Bancorp, Inc. (“APF”). APF is organized for the purposes of being a financial network holding company, focused on providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. The Company elected to apply the equity method accounting to its investment in APF, as the Company retains significant influence over APF. During the three months ended September 30, 2025 and 2024, the investment loss was $557,686 and $594,716 loss, respectively. During the nine months ended September 30, 2025 and 2024, the investment loss was $1,846,405 and $2,518,320, respectively. As of September 30, 2025 and December 31, 2024, the investment in APF was $2,374,890 and $4,221,296, respectively.

Sentinel Brokers Company Inc.

The Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), owns 39.8 shares (8.76%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”). Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as our CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 43.6% and have significant influence over, owns 91.24% of Sentinel. During the three months ended September 30, 2025, the investment loss in Sentinel was $37,602. During the nine months ended September 30, 2025, the investment loss in Sentinel was $59,798. During the three and nine months ended September 30, 2024, the investment in Sentinel resulted in a $3,211 gain and $36,580 loss, respectively. Investment in Sentinel was $49,952 and $109,750 at September 30, 2025 and December 31, 2024, respectively.

New Energy Asia Pacific Company Limited

On May 22, 2025, the Company entered into the Stock Purchase Agreement dated with Chan Heng Fai, pursuant to which the Company purchased from Mr. Chan all of the outstanding shares of New Energy Asia Pacific Inc. (“NEAPI”) for a purchase price of $83,000,000 in the form of a promissory note convertible into newly issued shares of the Company’s common stock (the “Convertible Note”). The Convertible Note bore a simple interest rate of 1% per annum. Under the terms of the Convertible Note, Mr. Chan was able to convert any outstanding principal and interest into shares of the Company’s common stock at $3.00 per share prior to maturity of the Convertible Note five (5) years from the date of the Convertible Note. On July 23, 2025, the date when the transaction was closed, Mr. Chan converted the entire balance of the $83,000,000 Convertible Note into 27,666,667 restricted shares of the Company’s common stock.

NEAPI owns 41.5% of the issued and outstanding shares of New Energy Asia Pacific Company Limited (“New Energy”), a Hong Kong corporation. New Energy focuses on distributing all-electric versions of special-purpose and transportation vehicles, charging stations and batteries. During the three and nine months ended September 30, 2025, the investment loss in New Energy was $53,081. Investment in New Energy was $82,946,919 at September 30, 2025.

Investment in Debt Securities

Certain debt securities are reported at fair value, with unrealized gains and losses (other than impairment losses) recognized in accumulated other comprehensive income or loss. Other debt securities are carried at cost, net of any impairment losses. Realized gains and losses on debt securities are recognized in the net income in the condensed consolidated statements of comprehensive income. The Company evaluates its debt securities for other-than-temporary impairment by considering factors including, but not limited to, current economic and market conditions, the operating performance of the companies including current earnings trends and other company-specific information.

Deposits

Deposits represent refundable rental deposits paid in connection with office and café leases. Deposits are classified as current assets if the related lease agreements are scheduled to expire within twelve months from the balance sheet date. Deposits associated with leases extending beyond twelve months are classified as noncurrent assets. As of September 30, 2025 and December 31, 2024, $81,650 and $210,495 of deposits, respectively, were current and would be refundable within the next twelve months. As of September 30, 2025 and December 31, 2024, $212,743 and $272,281 of deposits, respectively, were noncurrent.

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

The Company capitalized construction costs of approximately $0 and $(1.4) million, net of sales, for the three months ended September 30, 2025 and 2024, respectively. The Company capitalized construction costs of approximately $0 and $5.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The Company did not record impairment on any of its projects during the three and nine months ended on September 30, 2025 and 2024.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of September 30, 2025 and December 31, 2024, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during three and nine months ended September 30, 2025 and 2024.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

Part of the Company’s real estate business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. Builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. Builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Lakes at Black Oak project, which represented approximately 0% and 73%, of the Company’s revenue in the nine months ended on September 30, 2025 and 2024, respectively, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Company did not recognize any deferred revenue and collected all rents due.

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

The Company, through Alset F&B One Pte. Ltd. (“Alset F&B One”) and Alset F&B (PLQ) Pte. Ltd. (“Alset F&B PLQ”) each acquired a restaurant franchise license at the end of 2021 and 2022, respectively, both of which have since commenced operations. These licenses allow Alset F&B One and Alset F&B PLQ each to operate a Killiney Kopitiam restaurant in Singapore. Killiney Kopitiam, founded in 1919, is a Singapore-based chain of mass-market, traditional kopitiam style service cafes selling traditional coffee and tea, along with a range of local delicacies such as Curry Chicken, Laksa, Mee Siam, and Mee Rebus.

In the second quarter of 2024, the Company ceased operations of its subsidiary Alset F&B PLQ. Due to the closure of this subsidiary, the Company wrote off $5,820 of property and equipment, which is included in general and administrative expenses and recorded a gain on termination of lease of $246, which is included in other income on the Company’s Statement of Operations for the year ended December 31, 2024.

The Company, through Hapi Café Inc. (“HCI-T”), commenced operation of two cafés during 2022 and 2021, which are located in Singapore and South Korea.

The cafes are operated by subsidiaries of HCI-T, namely Hapi Café SG Pte. Ltd. in Singapore and Hapi Café Korea Inc. in Seoul, South Korea. Hapi Cafes are distinctive lifestyle café outlets that strive to revolutionize the way individuals dine, work, and live, by providing a conducive environment for everyone to relish the four facets – health and wellness, fitness, productivity, and recreation all under one roof. On September 13, 2025, the Company ceased operations of its subsidiary Hapi Café Korea Inc.

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

●	Remaining performance obligations

As of September 30, 2025 and December 31, 2024, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. During the three and nine months ended on September 30, 2025, the Company recorded $0 and $840,000, respectively, as stock-based compensation expense, which is included in General and Administrative expenses on the Company’s income statement. The fair value of stock-based compensation was determined based on the Company’s stock price on the date of issuance. During the three and nine months ended on September 30, 2024, the Company recorded $0 as stock-based compensation expense.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange gain of $1,448,155 and loss of $3,673,699 during the three months ended on September 30, 2025 and 2024, respectively. The Company recorded foreign exchange loss of $4,795,345 and loss of $1,634,713 during the nine months ended on September 30, 2025 and 2024, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive loss of $1,536,824 from foreign currency translation for the three months ended September 30, 2025 and $4,221,505 gain for the three months ended September 30, 2024, in accumulated other comprehensive loss. The Company recorded other comprehensive gain of $4,458,048 from foreign currency translation for the nine months ended September 30, 2025 and $1,805,678 gain for the nine months ended September 30, 2024, in accumulated other comprehensive loss. The foreign currency transactional gains and losses are recorded in operations.

Earnings (Loss) per Share

The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share are calculated by dividing the profit or loss attributable to common stock shareholders of the Company by the weighted-average number of common shares outstanding during the year, adjusted for treasury shares held by the Company.

Diluted earnings (loss) per share are determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At September 30, 2025 and December 31, 2024, there were 425,216 potentially dilutive warrants outstanding.

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

At September 30, 2025 and December 31, 2024, the aggregate non-controlling interests in the Company were $8,714,196 and $8,867,785, respectively.

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

Property and Equipment

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

For the three months ended September 30, 2025 there were no concentrations for any of our revenue streams. For the three months ended September 30, 2024, one customer accounted for approximately 100% of the Company’s property development revenue. For the nine months ended September 30, 2025 there were no concentrations for any of our revenue streams. For the nine months ended September 30, 2024, one customer accounted for approximately 100% of the Company’s property development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the nine months ended September 30, 2025 and 2024:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Nine Months Ended on September 30, 2025
Revenue	$2,126,737	$151	$-	$1,039,205	$3,166,093
Cost of Sales	(1,905,090)	(223)	-	(471,631)	(2,376,944)
Gross Profit	221,647	(72)	-	567,574	789,149
Operating Expenses	(1,369,966)	(448,809)	(446,268)	(7,790,663)	(10,055,706)
Operating Loss	(1,148,319)	(448,881)	(446,268)	(7,223,089)	(9,266,557)
Other Income (Expense)	1,621	(1,488,079)	(2,624,116)	(2,957,430)	(7,068,004)
Net Loss Before Income Tax	(1,146,698)	(1,936,960)	(3,070,384)	(10,180,519)	(16,334,561)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total
Nine Months Ended on September 30, 2024
Revenue	$10,997,704	$-	$-	$1,176,260	$12,173,964
Cost of Sales	(7,882,274)	-	(3,409)	(552,466)	(8,438,149)
Gross Profit (Loss)	3,115,430	-	(3,409)	623,794	3,735,815
Operating Expenses	(1,321,120)	(421,543)	(910,354)	(7,122,562)	(9,775,579)
Operating Income (Loss)	1,794,310	(421,543)	(913,763)	(6,498,768)	(6,039,764)
Other Income (Expense)	11,784	(1,935,969)	(923,595)	1,893,028	(954,752)
Net Income (Loss) Before Income Tax	1,806,094	(2,357,512)	(1,837,358)	(4,605,740)	(6,994,516)

5. REAL ESTATE ASSETS

As of September 30, 2025 and December 31, 2024, real estate assets consisted of the following:

Rental properties at December 31, 2024	$30,695,669
Depreciation	(806,037)
Rental properties at September 30, 2025	$29,889,632

Rental properties at December 31, 2023	$31,770,386
Depreciation	(1,074,717)
Rental properties at December 31, 2024	$30,695,669

Single family residential properties

As of September 30, 2025 and December 31, 2024, the Company owned 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $264,052 and $264,052 in the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $792,155 and $792,155 in the nine months ended September 30, 2025 and 2024, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SFRs as of September 30, 2025:

	Number of Homes	Aggregate Initial Investment	Average Investment per Home
SFRs	132	$31,388,691	$237,793

6. NOTES PAYABLE

As of September 30, 2025 and December 31, 2024, notes payable consisted of the following:

	September 30, 2025	December 31, 2024
Motor Vehicle Loans	$105,514	$123,118
Loans for Operations	97,764	37,837
Promissory Note to EF Hutton LLC	1,127,978	1,255,345
Total notes payable	$1,331,256	$1,416,300

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan expired during 2022 and only L/C is outstanding as of September 30, 2025 and December 31, 2024. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 approximately $201,751 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

Promissory Note to EF Hutton LLC

On December 18, 2023, the Company’s subsidiary, HWH International Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and EF Hutton LLC (“EF Hutton”) (now known as D. Boral Capital LLC), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event HWH completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full. The first installment of the note that was due in October 2024 of $236,875 was paid in January 2025, resulting in a default due to the delay in payment. We are currently in negotiations with EF Hutton to resolve the default status and restore the account to good standing. As of September 30, 2025, the Company accrued $180,478 in interest on the promissory note and owed $1,127,978 to EF Hutton. As of December 31, 2024, the Company accrued $70,970 in interest on the promissory note and owed $1,255,345 to EF Hutton.

7. RELATED PARTY TRANSACTIONS

Purchase of Shares and Warrants from HIPH

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and warrants to purchase 1,220,390,000 shares with an exercise price of $0.0001 per share, from HIPH, for an aggregate purchase price of $122,039. We value the HIPH warrants under level 3 category through a Black Scholes option pricing model. The fair value of the HIPH warrants was $973 as of September 30, 2025 and December 31, 2024.

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

New HWH currently has 6,476,400 shares of common stock issued and outstanding following a 1-for-5 reverse stock split of New HWH common stock on February 24, 2025. Of these shares, a total of 5,064,734 shares of New HWH common stock are now owned by the Sponsor, Alset International, and the Company directly. In addition, the Sponsor owns warrants convertible into up to 47,375 shares of New HWH common stock upon exercise.

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

Convertible Notes to Value Exchange

On January 27, 2023, Hapi Metaverse Inc. and HIPH World Inc. (together with Hapi Metaverse Inc., the “Lenders”) entered into a Convertible Credit Agreement (the “1st VEII Credit Agreement”) with VEII. The 1st VEII Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the 1st VEII Credit Agreement at 8%. The 1st VEII Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the 1st VEII Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

On September 6, 2023, Hapi Metaverse converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the 1st VEII Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. On September 30, 2025 the fair value of the remaining $100,000 of convertible note and warrants was $24,616 and $357,813, respectively. On December 31, 2024 the fair value of the remaining $100,000 of convertible note and warrants was $24,283 and $1,299,973, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, Hapi Metaverse loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the 2nd VEII Credit Agreement for a period of three years, until December 14, 2026. The principal under the 2nd VEII Credit Agreement accrues simple interest at 8% per annum. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle Hapi Metaverse to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. The fair value of this convertible note on September 30, 2025 and December 31, 2024 was $408,024 and $447,480, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000 (“2024 Credit Line”). Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement is due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date”). Prior to the Advance Maturity Date, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount. The fair value of this convertible note on September 30, 2025 and December 31, 2024 was $102,308 and $97,867, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

VEII issued a Convertible Promissory Note (the “VEII Convertible Promissory Note”) for $30,000, dated as of March 28, 2025 to Alset Inc. as consideration for a loan in the same amount. This amount can be converted into shares of VEII pursuant to the terms of the VEII Convertible Promissory Note for a period of two years, until March 28, 2027. Interest on the outstanding balance of this Note shall accrue at a rate of 5% per annum. In the event that Alset Inc. converts all or a portion of the indebtedness into shares of VEII Common Stock, the conversion price shall be $0.0166 per share. The fair value of this convertible note on September 30, 2025 was $27,371. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

Convertible Notes to Sharing Services

On January 17, 2024, the Company received a Convertible Promissory Note (the “1st SHRG Convertible Note”) from Sharing Services Global Corp., an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the 1st SHRG Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The 1st SHRG Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the 1st SHRG Convertible Note, or July 17, 2024. The terms of the note and maturity date were subsequently extended. The new maturity date of the 1st SHRG Convertible Note is November 5, 2026. The fair value of this 1st SHRG Convertible Note on September 30, 2025 and December 31, 2024 was $247,082 and $468,093, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On March 20, 2024, HWH International Inc., a subsidiary of the Company, entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note (the “2nd SHRG Convertible Note) in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. 2nd SHRG Convertible Note bears a 6% interest rate and has scheduled maturity on March 20, 2027, three years from the date of the 2nd SHRG Convertible Note. At the time of this filing, HWH has not converted any of the debt contemplated by the 2nd SHRG Convertible Note nor exercised any of the warrants. On September 30, 2025 the fair value of the 2nd SHRG Convertible Note and warrants was $220,788 and $21, respectively. On December 31, 2024, the fair value of the 2nd SHRG Convertible Note and warrants was $212,865 and $13,272, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On May 9, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “3rd SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The 3rd SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 3rd SHRG Convertible Note, May 9, 2027. Additionally, upon signing the 3rd SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 3rd SHRG Convertible Note. On September 30, 2025 and December 31, 2024, the fair value of the 3rd SHRG Convertible Note was $231,677 and $230,871, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On June 6, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “4th SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 4th SHRG Convertible Note, June 6, 2027. Additionally, upon signing the 4th SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 4th SHRG Convertible Note. On September 30, 2025 and December 31, 2024, the fair value of the 4th SHRG Convertible Note was $226,081 and $212,865, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On August 13, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “5th SHRG Convertible Note”) in the amount of $100,000, convertible into 35,714 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. The 5th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 5th SHRG Convertible Note, August 13, 2027. Additionally, upon signing the 5th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 5th SHRG Convertible Note. On September 30, 2025 and December 31, 2024, the fair value of the 5th SHRG Convertible Note was $88,382 and $88,209, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On January 15, 2025, HWH entered into a Loan Agreement (the “1st Loan Agreement”) with SHRG, under which HWH provided a loan to SHRG in the amount of $150,000. HWH may convert a portion or all of the outstanding balance due under the loan into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of maturity of the 1st Loan Agreement, January 15, 2026. The 1st Loan Agreement bears an 8% interest rate and has maturity date on January 15, 2028. At the time of this filing, HWH has not converted any of the debt contemplated by the 1st Loan Agreement. On September 30, 2025, the fair value of the 1st Loan Agreement was $154,823. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On March 31, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which SHRG issued a convertible promissory note to HWH in the amount of $150,000 (the “6th SHRG Convertible Note”). The 6th SHRG Convertible Note bears an 8% interest rate. The 6th SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at HWH’s option until maturity three (3) years from the date of the securities purchase agreement, March 31, 2028. In addition, SHRG granted HWH warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share, for an aggregate purchase price of $796,875. At the time of this filing, HWH has not converted any of the debt contemplated by the 6th SHRG Convertible Note nor converted any warrants. On September 30, 2025, the fair value of the 6th SHRG Convertible Note and warrants was $134,263 and $131, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

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

On June 27, 2025, HWH entered into a securities purchase agreement with SHRG pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “7th SHRG Convertible Note”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $60,000, Additionally, upon signing the 7th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of HWH. the 7th SHRG Convertible Note bears an 8% interest rate and has scheduled maturity on June 26, 2028. At the time of filing, HWH has not converted any of the debt contemplated by the 7th SHRG Convertible Note. On September 30, 2025, the fair value of the 7th SHRG Convertible Note was $53,303. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On September 17, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “8th SHRG Convertible Note”) in the amount of $70,000, convertible into 11,666,667 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $70,000. The 8th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note. Additionally, upon signing the 8th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $5,600 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. On September 30, 2025, the fair value of the 8th SHRG Convertible Note was $61,302. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

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

Acquisition of L.E.H. Insurance Group, LLC

On November 19, 2024, HWH entered definitive agreements to acquire a controlling 60% interest in L.E.H. Insurance Group, LLC (“LEH”). The acquisition closed on February 27, 2025. This acquisition was facilitated through the purchase of shares from SHRG. LEH is a licensed insurance agency representing over 600 insurance companies, serving as an independent advisor to businesses and individuals. LEH provides personalized insurance solutions, offering expert guidance to meet the unique coverage needs of each customer. LEH is in the early stages of its development, has no employees on its payroll, and has yet to turn a profit. The Company paid $75,000 for the acquisition and recorded $77,480 of goodwill as result of the acquisition, which was immediately written off.

On September 17, 2025, HWH entered into another definitive agreement to acquire the remaining 40% interest in L.E.H. Insurance Group, LLC. The acquisition closed on August 27, 2025. This acquisition was facilitated through the purchase of shares from SHRG. The Company paid $40,000 for the acquisition and recorded $45,003 of goodwill as result of the acquisition, which was immediately written off.

As of September 30, 2025, the Company impaired goodwill of $122,482 to $0, which was generated from net asset value during the acquisition. Total impairment expenses were $122,482.

Apartment Rental for the CEO

The Company was renting an apartment in Singapore for its CEO and Chairman, Chan Heng Fai, as part of the compensation for his services. The Company paid $20,908 deposit for the apartment and had expenses of $30,315 and $91,203 in the three and nine months ended September 30, 2024, respectively. The lease expired in September 2024 and the Company did not extend that lease.

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

During the three and nine months ended September 30, 2025, the investment loss in New Energy was $53,081. Investment in New Energy was $82,946,919 at September 30, 2025.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of September 30, 2025 and December 31, 2024, the outstanding balance was $12,253 and $11,618, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of September 30, 2025 and December 31, 2024, the outstanding balance was $4,167 and $4,176, respectively.

In June and July 2025 Chan Heng Fai provided interest-free, due on demand advances to HWH International Inc. for its general operations. As of September 30, 2025, the outstanding balance was $4,821.

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

The Company incurred expenses of $75,000 and $300,000 in the three and nine months ended September 30, 2025, and $75,000 and $285,000 in the three and nine months ended September 30, 2024, respectively, which in 2025 were expensed and in 2024 were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On September 30, 2025 and December 31, 2024, the Company owed this related party $0 and $27,535, respectively. These amounts are included in Accounts Payable in the accompanying condensed consolidated balance sheets.

CA Global Consulting Inc., an entity owned by Anthony Chan, the former Chief Operating Officer of the Company, had a consulting agreement with the Company dated April 8, 2021, as amended on May 6, 2022. As of June 13, 2024, the Company terminated the consulting agreement with CA Global Consulting Inc., and the Company ceased paying consulting fees in the amount of $15,000 per month. The Company incurred expenses of $0 and $77,500 in the three and nine months ended September 30, 2024, respectively.

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

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into a loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matured on January 12, 2023, with automatic three-month extensions. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of September 30, 2025 and December 31, 2024 LVAML owes the Company $463,993 and $463,995, respectively.

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

On November 6, 2024, the Company’s subsidiary signed a loan agreement with HapiTravel Holding Pte. Ltd. (“HTHPL”) in the amount of $137,658 at a rate of 5% per annum, the maturity date of which is on or before the second anniversary of the effective date. During first quarter of 2025, the Company lent HTHPL additional $19,053. As of September 30, 2025 and December 31, 2024 the Company accrued $5,420 and $1,018 interest, respectively, and impaired $139,514 at September 30, 2025. As of September 30, 2025 and December 31, 2024 HTHPL owed $23,887 and $139,514, respectively, to the Company.

On December 18, 2024, the Company’s subsidiary sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

On December 17, 2024, the Company’s subsidiary entered into a shares purchase agreement with HTHPL, pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in exchange for a promissory note in the amount of $82,635, which bears a 6% interest rate and has a scheduled maturity two years from the date of the promissory note. As of September 30, 2025 and December 31, 2024, the Company accrued $3,830 and $190 interest, respectively, and HTHPL repaid $17,248 in 2025. As of September 30, 2025 and December 31, 2024 HTHPL owed $65,193 and $82,635, respectively, to the Company.

On January 23, 2025 the Company’s subsidiary entered into loan agreement with New Energy Asia Pacific Company Limited (“New Energy Asia”), pursuant to which the Company agreed to lend $69,326 to New Energy Asia. The loan carries simple annual interest rate of 8% and is due on January 23, 2026. As of September 30, 2025 the Company accrued $3,799 interest and New Energy Asia owed $73,202, to the Company.

On July 18, 2025, the Company’s subsidiary signed a loan agreement with HapiTravel Holding Pte. Ltd in the amount of $279,027 at a rate of 5% per annum, the maturity date of which is on or before the third anniversary of the effective date. As of September 30, 2025 the Company accrued $2,714 of interest. As of September 30, 2025 HTHPL owed $281,750 to the Company.

On August 20, 2025, the Company entered into a securities purchase agreement with DSS pursuant to which the Company purchased from DSS a Convertible Promissory Note (the “DSS Convertible Note”) in the amount of $500,000, convertible into shares of DSS’s common stock at the Company’s option until maturity on July 31, 2028. The DSS Convertible Note bears interest at the Prime Rate, which means the rate of interest quoted in the Wall Street Journal, Money Rates Section as the “Prime Rate.” At the time of filing, the Company has not converted any of the debt contemplated by DSS Convertible Note. As of September 30, 2025 the Company accrued $4,072 interest and DSS owed $504,072, to the Company.

On August 22, 2025, the Company’s subsidiary paid a bill on behalf of Value Exchange International (Hong Kong) Limited (“VEIHK”), a fellow subsidiary of VEII, in the amount of $34,185 as an interest-free loan, which is due on demand.

On September 5, 2025, the Company’s subsidiary entered into a loan agreement with VEIHK, in the amount of $84,820 at a rate of 8% per annum, the maturity date of which is on or before the three months of the effective date. As of September 30, 2025 the Company accrued $465 interest and VEIHK owed $119,468, to the Company.

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

On September 30, 2025, there were 39,102,600 common shares issued and outstanding.

The following table summarizes the warrant activity for the nine months ended September 30, 2025.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2024	603,051	$80.46	1.36	$-
Warrants Vested and exercisable at December 31, 2024	603,051	$80.46	1.36	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of September 30, 2025	603,051	$80.46	0.62	$-
Warrants Vested and exercisable at September 30, 2025	603,051	$80.46	0.62	$-

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

Issuance of Shares for Equity Investment

The Company entered into a Stock Purchase Agreement dated as of May 22, 2025 with Chan Heng Fai, pursuant to which the Company purchased from Mr. Chan all of the outstanding shares of NEAPI for a purchase price of $83,000,000 in the form of a promissory note convertible into newly issued shares of the Company’s common stock (the “Convertible Note”). The Convertible Note bore a simple interest rate of 1% per annum. Under the terms of the Convertible Note, Mr. Chan was able to convert any outstanding principal and interest into shares of the Company’s common stock at $3.00 per share prior to maturity of the Convertible Note five (5) years from the date of the Convertible Note.

On July 23, 2025, Mr. Chan converted the entire balance of the $83,000,000 Convertible Note into 27,666,667 restricted shares of the Company’s common stock. Such securities were not registered under the Securities Act of 1933 and were issued pursuant to the exemption under Section 4(2) of the Securities Act.

Stock Repurchase Program

During the nine months ended September 30, 2025, the Company repurchased 299,186 shares of its common stock for an aggregate purchase price of approximately $420,273. The repurchased shares were recorded as treasury stock and accounted for under the cost method. As of September 30, 2025, approximately $974,145 remained available for repurchase under the Company’s authorized share repurchase program.

9. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one or two years. Future minimum rental revenue under existing leases on our properties at September 30, 2025 in each calendar year through the end of their terms are as follows:

2026	$594,172
2027	1,063,890
Total Future Receipts	$1,658,062

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended September 30, 2025 and 2024, property management fees incurred by the property managers were $35,910 and $35,730, respectively. For the nine months ended September 30, 2025 and 2024, property management fees incurred by the property managers were $107,280 and $106,110, respectively. For the three months ended September 30, 2025 and 2024, leasing fees incurred by the property managers were $23,140 and $30,725, respectively. For the nine months ended September 30, 2025 and 2024, leasing fees incurred by the property managers were $52,630 and $64,990, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive (loss) income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2025	$(54,921)	$(3,960,871)	$3,165,930	$(849,862)

Other Comprehensive Income (Loss)	$-	$1,215,571	$(150,783)	$1,064,788

Balance at March 31, 2025	$(54,921)	$(2,745,300)	$3,015,147	$214,926

Other Comprehensive Income	$-	$3,923,509	$-	$3,923,509

Balance at June 30, 2025	$(54,921)	$1,178,209	$3,015,147	$4,138,435

Other Comprehensive Income	$-	$(1,317,980)	$-	$(1,317,980)

Balance at September 30, 2025	$(54,921)	$(139,771)	$3,015,147	$2,820,455

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2024	$(54,921)	$(119,566)	$3,784,206	$3,609,719

Other Comprehensive Loss	$-	(992,871)	(13,888)	(1,006,759)

Balance at March 31, 2024	$(54,921)	$(1,112,437)	$3,770,318	$2,602,960

Other Comprehensive (Loss) Income	$-	(1,071,537)	17,050	(1,054,487)

Balance at June 30, 2024	$(54,921)	$(2,183,974)	$3,787,368	$1,548,473

Other Comprehensive Income (Loss)	$-	3,607,903	(551,625)	3,056,278

Balance at September 30, 2024	$(54,921)	$1,423,929	$3,235,743	$4,604,751

11. ASSETS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
September 30, 2025
Assets
Investment Securities- Fair Value Option	$5,347,634	$215,052	$-	$5,562,686
Investment Securities- Trading	660,911	13,123,772	-	13,784,683
Warrants – HIPH	-	-	973	973
Warrants - VEII	-	357,813	-	357,813
Warrants - SHRG	-	152	-	152
Convertible Loan Receivable - VEII	-	562,319	-	562,319
Convertible Loan Receivable - SHRG	-	1,417,700	-	1,417,700
Total Assets at Fair Value	$6,008,545	$15,676,808	$973	$21,686,326

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Assets
Investment Securities- Fair Value Option	$3,565,089	$7,463,324	$-	$11,028,413
Investment Securities- Trading	2,612,293	2,061,230	-	4,673,523
Warrants - HIPH	-	-	973	973
Warrants - VEII	-	1,299,973	-	1,299,973
Warrants- SHRG	-	13,272	-	13,272
Convertible Loan Receivable - VEII	-	569,630	-	569,630
Convertible Loan Receivable - SHRG	-	1,212,746	-	1,212,746
Total Investment in Securities at Fair Value	$6,177,382	$12,620,175	$973	$18,798,530

Realized loss on investment securities for the three months ended September 30, 2025 was $66,666 and realized loss on investment securities for the three months ended September 30, 2024 was $334,531. Realized loss on investment securities for the nine months ended September 30, 2025 was $3,176,050 and realized loss on investment securities for the nine months ended September 30, 2024 was $679,204. Unrealized gain on securities investment was $1,304,681 and $7,034,492 in the three months ended September 30, 2025 and 2024, respectively. Unrealized gain on securities investment was $20,586 and $3,445,386 in the nine months ended September 30, 2025 and 2024, respectively. These gains and losses were recorded directly to net loss.

The following chart shows details of the fair value of equity security investment at September 30, 2025 and December 31, 2024, respectively.

	Share price		Market Value
	9/30/2025	Shares	9/30/2025	Valuation

DSS (Related Party)	$1.350	3,961,210	$5,347,634	Investment in Securities at Fair Value – Related Party

Trading Stocks			$660,911	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$6,008,545

AMBS	$0.000	20,000,000	$-	Investment in Securities at Fair Value

Holista	$0.064	1,000	$64	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.010	21,179,275	$213,912	Investment in Securities at Fair Value – Related Party

HIPH World (Related Party)	$0.000	354,039,000	$-	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$0.012	89,732	$1,077	Investment in Securities at Fair Value – Related Party

Trading Stocks			$13,123,772	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$13,338,824

Nervotec	N/A	1,666	$-	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,693	Investment in Securities at Cost
Ideal Food and Beverages	N/A	19,000	$-	Investment in Securities at Cost
HapiTravel Holding	N/A	19,000	$140	Investment in Securities at Cost
AES Group Co. Ltd.	N/A	398	$1,429	Investment in Securities at Cost
	Total Equity Securities		$19,365,631

	Share price		Market Value
	12/31/2024	Shares	12/31/2024	Valuation

DSS (Related Party)	$0.900	3,961,210	$3,565,089	Investment in Securities at Fair Value – Related Party

Trading Stocks			$2,612,293	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$6,177,382

AMBS	$0.000	20,000,000	$-	Investment in Securities at Fair Value

Holista	$0.008	1,000	$8	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.035	21,179,275	$749,746	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$1.000	89,732	$89,732	Investment in Securities at Fair Value – Related Party

HIPH World (Related Party)	$0.000	354,039,000	$-	Investment in Securities at Fair Value – Related Party

Impact BioMedical (Related Party)	$1.45	4,568,165	$6,623,838	Investment in Securities at Fair Value – Related Party

Trading Stocks			$2,061,230	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$9,524,554

Nervotec	N/A	1,666	$589	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,733	Investment in Securities at Cost
Ideal Food and Beverages	N/A	19,000	$-	Investment in Securities at Cost
HapiTravel Holding	N/A	19,000	$140	Investment in Securities at Cost
	Total Equity Securities		$15,719,398

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2025 and 2024:

Total
Balance at January 1, 2025	$973

Total Gains	-
Balance at March 31, 2025	$973
Total Gains	-
Balance at June 30, 2025	$973
Total Gains	-
Balance at September 30, 2025	$973

Total
Balance at January 1, 2024	$77,737
Impairment	(77,307)
Total Gains	543
Balance at March 31, 2024	$973
Total Gains	-
Balance at June 30, 2024	$973
Total Gains	-
Balance at September 30, 2024	$973

Vector Com Convertible Bond

On February 26, 2021, the Company invested approximately $88,599 in the convertible note of Vector Com Co., Ltd (“Vector Com”), a private company in South Korea. The interest rate is 2% per annum. The conversion price is approximately $21.26 per common share of Vector Com. The Company wrote off this loan at March 31, 2024.

Warrants

HIPH

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from HIPH, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of HIPH for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2022. The Company did not exercise any warrants during nine months ended September 30, 2025 and the year ended December 31, 2024. We value HIPH warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from HIPH was $973 as of September 30, 2025 and December 31, 2024.

The fair value of the HIPH warrants under level 3 category as of September 30, 2025 and December 31, 2024 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2025	December 31, 2024

Stock Price	$0.0001	$0.0001
Exercise price	$0.001	$0.001
Risk free interest rate	4.62%	4.62%
Annualized volatility	869.4%	869.4%
Dividend Yield	$0.00	$0.00
Year to maturity	4.81	5.56

VEII

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 7 - Related Party Transactions, Note Receivable from a Related Party Company. As of September 30, 2025 and December 31, 2024, the fair value of the warrants was $357,813 and $1,299,973, respectively. The Company did not exercise any warrants during the nine months September 30, 2025 and the year ended December 31, 2024.

The fair value of the VEII warrants under level 2 category as of September 30, 2025, and December 31, 2024 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2025	December 31, 2024

Stock price	$0.0101	$0.0354
Exercise price	$0.1770	$0.1770
Risk free interest rate	7.50%	7.50%
Annualized volatility	298.78%	458.92%
Dividend Yield	$0.00	$0.00
Year to maturity	2.93	3.68

SHRG

On March 20, 2024, HWH International Inc., entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of September 30, 2025 and December 31, 2024, the fair value of the warrants was $21 and $13,272, respectively.

The fair value of the 148,810 SHRG warrants under level 2 category as of September 30, 2025 and December 31, 2024, was calculated using binomial option pricing model valued with the following weighted average assumptions:

	September 30, 2025	December 31, 2024

Stock price	$0.0120	$1.0000
Exercise price	$1.6800	$1.6800
Risk free interest rate	3.91%	4.34%
Annualized volatility	373.13%	204.14%
Dividend Yield	$0.00	$0.00
Year to maturity	3.46	4.21

On March 31, 2025, HWH entered into a securities purchase agreement with the SHRG, pursuant to which SHRG issued a convertible promissory note to HWH in the amount of $150,000. This SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at HWH’s option until maturity three (3) years from the date of the securities purchase agreement. In addition, SHRG granted HWH warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of September 30, 2025, the fair value of the warrants was $131.

The fair value of the 937,500 SHRG warrants under level 2 category as of September 30, 2025, was calculated using binomial option pricing model valued with the following weighted average assumptions:

September 30, 2025

Stock price	$0.0120
Exercise price	$0.8500
Risk free interest rate	3.61%
Annualized volatility	373.13%
Dividend Yield	$0.00
Year to maturity	2.50

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

During the nine months ended September 30, 2025, the Company reclassified “Investment in securities at fair value – related party,” “Investment in security at cost,” “Investment in equity method securities” and some of “Convertible Loan Receivables at Fair Value – Related Party” from current assets to noncurrent assets in the consolidated balance sheet based on management’s assessment of the expected holding period. This change in classification had no impact on the Company’s consolidated statements of operations, cash flows, or shareholders’ equity.

12. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases offices in Maryland, Singapore, Hong Kong, South Korea, China and Taiwan through leased spaces aggregating approximately 25,000 square feet, under leases expiring on various dates from May 2026 to April 2029. The leases have rental rates ranging from $1,321 to $23,020 per month. Our total rent expense under these leases was $184,102 and $292,620 in the three months ended September 30, 2025 and 2024, respectively. Our total rent expense under these leases was $607,838 and $899,294 in the nine months ended September, 2025 and 2024, respectively. The total cash paid for rent under these leases was $541,072 and $933,864 in the nine months ended September 30, 2025 and 2024, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of September 30, 2025
Singapore - AI	June 2023 to May 2026
Singapore – F&B	October 2024 to September 2027
Singapore – Hapi Cafe	July 2024 to June 2026
South Korea – Hapi Cafe	March 2024 to February 2027
Bethesda, Maryland, USA	April 2024 to March 2027
China - Office	March 2023 – March 2027
China - Shop	June 2024 to April 2029
Taiwan - Cafe	May 2024 to October 2027
Taiwan - Office	August 2024 to August 2026
Hong Kong - Office	February 2025 to January 2028

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 2.59% to 7.2% in 2025 and 2024, which were used as the discount rates. The Company’s weighted-average remaining lease term relating to its operating leases is 1.82 years, with a weighted-average discount rate of 3.74%. The balances of operating lease right-of-use assets and operating lease liabilities as of September 30, 2025 were $612,595 and $1,089,741, respectively. The balance of operating lease right-of-use assets and operating lease liabilities as of December 31, 2024 were $1,468,913 and $1,525,169, respectively.

The table below summarizes future payments due under these leases as of September 30, 2025.

For the Twelve Months Ending September 30:

2026	664,824
2027	379,804
2028	62,889
2029	18,372
Total Minimum Lease Payments	$1,125,889
Less: Effect of Discounting	(36,148)
Present Value of Future Minimum Lease Payments	1,089,741
Less: Current Obligations under Leases	(682,361)
Long-term Lease Obligations	$407,380

Impairment of Right-of-Use Assets

As of September 30, 2025, the Company recorded impairment on right-of-use assets of $391,822 under operating expenses. Management evaluated the operational results of the Company and identified that certain locations under the Company’s F&B business continue to incur losses and are not expected to generate profits in the foreseeable future. Therefore, the Company impaired the right-of-use assets of $399,615 during the three months ended September 30, 2025. The difference between impairment loss and decrease of right-of-use assets of $7,793 is related to the foreign exchange translation impact.

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of September 30, 2025 and December 31, 2024, the security deposits held in the trust account were $296,798 and $303,518, respectively.

13. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through November 14, 2025, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

Securities Purchase Agreement with SHRG

On October 6, 2025, HWH International Inc. entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which SHRG issued a convertible promissory note to the Company in the amount of $200,000, the indebtedness thereunder being convertible into SHRG common stock at $0.006 per share at HWH’s option until maturity of the convertible note three (3) years from the date of the securities purchase agreement.

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

We also hold minority ownership interests, including a 36.9% equity interest in American Pacific Financial, Inc., formerly known as American Pacific Bancorp Inc. (“APF”), a 43.6% equity interest in DSS Inc. (“DSS”), an indirect 45.8% equity interest in Value Exchange International Inc. (“VEII”), a 0.5% equity interest in HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation), and a 29% equity interest in Sharing Services Global Corporation (“SHRG”). APF is a financial network holding company. DSS is a multinational company operating businesses with five divisions: product packaging, biotechnology, direct marketing, commercial lending, and securities and investment management. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTC Markets. Sharing Services Global Corporation, is a publicly traded company dedicated to building shareholder value by developing or acquiring businesses, products and technologies in the direct selling industry and other industries that augment the Company’s product and services portfolio, business competencies, and geographic reach. Sharing Services Global Corporation is traded on the OTC Markets.

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

On September 17, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “8th SHRG Convertible Note”) in the amount of $70,000, convertible into 11,666,667 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $70,000. The 8th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note. Additionally, upon signing the 8th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $5,600 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 8th SHRG Convertible Note.

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

Reorganization of Real Estate Business and Spin-off

On August 1, 2025, the Company’s indirect majority-owned subsidiary Winning Catering Group, Inc. (then known as LiquidValue Development Inc., or “LVD”) entered into a Contribution Agreement with Alset Real Estate Holdings Inc., its wholly owned subsidiary (“Alset Real Estate Holdings”). Pursuant to the terms of the Contribution Agreement, LVD agreed to transfer its ownership of all of the issued and outstanding shares of Alset EHome Inc., the company that owned substantially all of the assets and liabilities of LVD, to Alset Real Estate Holdings. On August 18, 2025, LVD completed the distribution of substantially all of its assets to holders of its common stock as of August 15, 2025, in the form of a one-time special dividend (the “Distribution”). The Distribution consisted of all of the issued and outstanding shares of Alset Real Estate Holdings Inc., having an aggregate fair market value of approximately $34.8 million as of the date of Distribution, and constituting substantially all of LVD’s net asset value. LVD shareholders received shares on a pro rata basis, based on the number of shares of the LVD’s common stock. Following this transaction, LVD had no material operations or sources of revenue and would be considered a shell company. Because of the Contribution Agreement and the Distribution, the Company’s ownership interest in Alset Real Estate Holdings Inc. mirrors its ownership interest in LVD at the time of the Distribution. Therefore, the Company’s ownership interest in Alset EHome Inc. and its real estate business remains unchanged following the transactions described above.

On September 22, 2025, LiquidValue Development Inc. changed its name to “Winning Catering Group, Inc.” in anticipation of a planned merger pursuant to an Acquisition Agreement and Plan of Merger (the “Acquisition Agreement”) entered into on May 30, 2025 (such merger has not yet closed as of the date hereof). The Acquisition Agreement was entered into by LVD with (i) SeD Intelligent Home Inc., a Nevada corporation, the majority shareholder of LVD and an indirect majority-owned subsidiary of the Company (“SeD”); (ii) LVD Merger Corp., a Nevada corporation and wholly owned subsidiary of LVD (the “Merger Sub”); (iii) Winning Catering Management Limited, a British Virgin Islands corporation (“Winning Group”); (iv) Winning Holdings Limited, a British Virgin Islands corporation (“Winning Holdings”); and (iv) Pure Talent Group Limited, a British Virgin Islands corporation (“PTGL” and collectively, the “Parties”). Pursuant to the terms of the Acquisition Agreement, the Merger Sub will merge with and into Winning Group (the “Merger”), with Winning Group surviving the Merger. Following the Merger, Winning Group will become a wholly owned subsidiary of LVD. In connection with the Merger and as part of the transaction structure, the Parties also agreed that: 3,754,897,728 new fully paid, non-assessable shares of LVD’s common stock will be issued to Winning Holdings and 234,681,108 shares will be issued to PTGL. At the closing of these transactions, (i) Winning Holdings will own 80% of the issued and outstanding shares of LVD; (ii) SeD and other existing stockholders will retain 15% of the LVD’s shares; and (iii) PTGL will own 5% of LVD’s shares. Winning Group’s principal line of business is Wing Nin, a Hong Kong food and beverage brand. Renowned for its cart noodles, a Hong Kong staple, Wing Nin sells customizable bowls featuring a choice of noodle bases, a wide array of toppings, and a rich homemade spicy curry sauce. Wing Nin began as a street vendor in the 1960s and has expanded in recent years. Today, Wing Nin has thirteen locations across Hong Kong.

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

● Our ability to control our operating expenses as we expand each of our businesses and product and service offerings; and

● The effects of public health issues such as a major epidemic or pandemic, including the impact of COVID-19 on the economy and our business.

Results of Operations

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

	Three- Months Ended		Nine-months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$998,828	$4,960,711	$3,166,093	$12,173,964
Operating Expenses	$(3,577,806)	$(5,924,492)	$(12,432,650)	$(18,213,728)
Other Income (Expenses)	$4,547,503	$2,433,020	$(7,068,004)	$(954,752)
Income Tax Expense	$(4,524)	$-	$(47,472)	$-
Net Income (Loss)	$1,964,001	$1,469,239	$(16,382,033)	$(6,994,516)

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three-months Ended		Change
	September 30, 2025	September 30, 2024	Dollars	Percentage
Real Estate	$692,890	$4,539,699	$(3,846,809)	-85%
Digital Transformation Technology	151	-	151	100%
Other	305,787	421,012	(115,225)	-27%
Total Revenue	$998,828	$4,960,711	$(3,961,883)	-80%

	Nine-months Ended		Change
	September 30, 2025	September 30, 2024	Dollars	Percentage
Real Estate	$2,126,737	$10,997,704	$(8,870,967)	-81%
Digital Transformation Technology	151	-	151	100%
Other	1,039,205	1,176,260	(137,055)	-12%
Total Revenue	$3,166,093	$12,173,964	$(9,007,871)	-74%

Revenue was $998,828 and $4,960,711 for the three months ended September 30, 2025 and 2024, respectively. Revenue was $3,166,093 and $12,173,964 for the nine months ended September 30, 2025 and 2024, respectively. The decrease in revenue is mainly caused by the fact that the remaining properties in the Lakes at Black Oak and Alset Villas projects were sold in 2024.

In late 2022 and early 2023, the Company entered into three contracts with builders to sell multiple lots from its Lakes at Black Oak project. The sales contemplated by these contracts were contingent on certain conditions which the parties to such contracts had to meet and were expected to generate approximately $23 million of funds from operations, not including certain expenses that the Company was required to pay. The sale of 335 lots closed in the first nine months of 2023 generating approximately $18.1 million revenue. The sale of remaining lots closed on January 4, 2024 generating approximately $5.0 million revenue.

Revenue from rental business was $692,890 and $724,699 in the three months ended September 30, 2025 and 2024, respectively. Revenue from rental business was $2,126,737 and $2,150,204 in the nine months ended September 30, 2025 and 2024, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

The category described as “Other” includes corporate and financial services, food and beverage business, and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended September 30, 2025 and 2024, the revenue from other businesses was $305,938 and $421,012, respectively. In the nine months ended September 30, 2025 and 2024, the revenue from other businesses was $1,039,205 and $1,176,260, respectively, generated by Korean, Singaporean and Chinese café shops and restaurants.

Cost of Revenues and Operating Expenses

The following tables sets forth period-over-period changes in cost of revenues for each of our reporting segments:

	Three-months Ended		Change
	September 30, 2025	September 30, 2024	Dollars	Percentage
Real Estate	$650,329	$2,700,952	$(2,050,623)	-76%
Biohealth	-	22	(22)	-100%
Digital Transformation Technology	223	-	223	100%
Other	105,817	248,850	(143,033)	-57%
Total Cost of Revenues	$756,369	$2,949,824	$(2,193,455)	-74%

	Nine-months Ended		Change
	September 30, 2025	September 30, 2024	Dollars	Percentage
Real Estate	$1,905,090	$7,882,274	$(5,977,184)	-76%
Biohealth	-	3,409	(3,409)	-100%
Digital Transformation Technology	223	-	223	100%
Other	471,631	552,466	(80,835)	-15%
Total Cost of Revenues	$2,376,944	$8,438,149	$(6,061,205)	-72%

Cost of revenues decreased from $2,949,824 in the three months ended September 30, 2024 to $756,369 in the three months ended September 30, 2025. Cost of revenues decreased from $8,438,149 in the nine months ended September 30, 2024 to $2,376,944 in the nine months ended September 30, 2025. The decrease in cost of revenue is caused by the decrease in property sales from the Lakes at Black Oak project in 2025. The last lots in Lakes at Black Oak project were sold during 2024.

The gross margin decreased from $2,010,887 to $242,459 in the three months ended September 30, 2024 and 2025, respectively. The gross margin decreased from $3,735,815 to $789,149 in the nine months ended September 30, 2024 and 2025, respectively. The decrease of gross margin was caused by the decrease in sales in the Lakes at Black Oak Project.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three-months Ended		Change
	September 30, 2025	September 30, 2024	Dollars	Percentage
Real Estate	$(8,527)	$381,254	$(389,781)	-102%
Biohealth	44,219	(204,709)	248,928	-122%
Digital Transformation Technology	125,403	130,908	(5,505)	-4%
Other	2,660,342	2,667,214	(6,873)	0%
Total Operating Expenses	$2,821,436	$2,974,667	$(153,231)	-5%

	Nine-months Ended		Change
	September 30, 2025	September 30, 2024	Dollars	Percentage
Real Estate	$1,369,966	$1,321,120	$48,846	4%
Biohealth	446,268	910,354	(464,087)	-51%
Digital Transformation Technology	448,809	421,543	27,266	6%
Other	7,790,664	7,122,562	668,102	9%
Total Operating Expenses	$10,055,706	$9,775,579	$280,127	3%

The increase of operating expenses in the first nine months of 2025 compared to the same period of 2024 was mostly caused by the bonus paid to CEO.

Other Income (Expense)

In the three months ended September 30, 2025, the Company had other income of $4,547,503 compared to other income of $2,433,020 in the three months ended September 30, 2024. In the nine months ended September 30, 2025, the Company had other expense of $7,068,004 compared to other expense of $954,752 in the nine months ended September 30, 2024. The loss/gain on foreign exchange transaction is the primary reason for the volatility in these two periods. Foreign exchange transaction gain was $1,448,155 in the three months ended September 30, 2025, compared to $3,673,699 loss in the three months ended September 30, 2024. Foreign exchange transaction loss was $4,795,345 in the nine months ended September 30, 2025, compared to $1,634,713 loss in the nine months ended September 30, 2024.

Net Loss

In the three months ended September 30, 2025 the Company had net income of $1,964,001 compared to net income of $1,469,239 in the three months ended September 30, 2024. In the nine months ended September 30, 2025, the Company had net loss of $16,382,033 compared to net loss of $6,994,516 in the nine months ended September 30, 2024.

Liquidity and Capital Resources

Our real estate assets have decreased to $29,889,632 as of September 30, 2025 from $30,695,669 as of December 31, 2024. This decrease reflects depreciation expenses on the rental properties.

Our cash has decreased from $27,243,787 as of December 31, 2024 to $25,459,416 as of September 30, 2025. Our liabilities decreased from $6,563,126 at December 31, 2024 to $4,711,668 at September 30, 2025. Our total assets have increased to $169,106,722 as of September 30, 2025 from $96,761,977 as of December 31, 2024 mainly due to increase in value of investment securities and purchasing equity investment.

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

Additionally, the Company is entitled to receive certain developer reimbursements for the Lakes at Black Oak and Alset Villas projects.

The management believes that the available cash in bank accounts and favorable cash revenue from real estate projects are sufficient to fund our operations for at least the next 12 months.

Summary of Cash Flows for the Nine Months Ended September 30, 2025 and 2024

	Nine-months Ended
	2025	2024
Net cash (used in) provided by operating activities	$(5,491,443)	$(8,751,416)
Net cash provided by investing activities	$614,518	$18,707,934
Net cash provided by (used in) financing activities	$1,997,810	$(21,370,610)

Cash Flows from Operating Activities

Net cash used in operating activities was $5,491,443 in the first nine months of 2025, as compared to net cash used in operating activities of $8,751,416 in the same period of 2024. Purchase of trading securities and paying off payables in 2025 were the main reason for the cash used in operating activities in that period.

Cash Flows from Investing Activities

Net cash provided by investing activities was $18,707,934 in the nine months ended September 30, 2024, compared to net cash provided of $614,518 in the nine months ended September 30, 2025. In the nine months ended September 30, 2025, the Company issued $1,918,240 in loans to related parties and spent $205,851 to purchase fixed assets and $40,000 to purchase security investment. At the same time, we received $165,466 from repayment of related party loan and $2,613,143 from the sale of securities of a related party. In the nine months ended September 30, 2024, the Company issued $1,368,083 in loans to related parties and $1,212,021 in loans receivable. At the same time, we received $101,096 from repayment of related party loan and withdrew cash from trust account of $21,102,871 for redemption of HWH’s shares.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,997,810 in the nine months ended September 30, 2025, compared to net cash used of $21,370,610 in the nine months ended September 30, 2024. The cash provided by financing activities in the first nine months of 2025 was from proceeds from issuing common stock of $2,614,983. In that same period, the Company repaid $275,374 of note payable, repurchased its own stock for $420,273 and borrowed $78,474 from commercial loan. The cash used in financing activities in the first nine months of 2024 is caused by repayment of $398,000 of note payable and repayment of HWH’s shares of $21,102,871. In that same period, the Company borrowed $130,261 from commercial loan.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2025 or the year ended December 31, 2024. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $30 million and $30 million on September 30, 2025 and December 31, 2024, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $30 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2025, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of September 30, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Not applicable.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2025	128,388	$1.2472	128,388	$1,200,641
August 1 – August 31, 2025	96,447	$1.3032	96,447	$1,072,435
September 1- September 30, 2025	48,451	$2.0006	48,451	$973,568
Total	273,286	$1.4005	273,286

On June 23, 2025, the Company issued a press release announcing that the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1,000,000 of its common stock.  On September 29, 2025, the Company’s Board approved an increase to the Company’s existing stock repurchase program. As of the date of the amendment, the Company had paid approximately $391,376 in expenses related to the repurchase program, including certain fees. The amendment to the stock repurchase program authorizes the Company to repurchase up to an additional $1,000,000 of the Company’s common stock, subject to market conditions, contractual restrictions and other factors (in addition to the amounts already spent). The total amount authorized under the stock repurchase program is therefore $1,391,376. The entries in column (d) of the table above, reflect the maximum dollar value of shares that may yet be purchased as if the additional $1,000,000 had been made available from July 1, 2025. No plan has expired during the period covered by the table. The Company has not determined to terminate any plan, nor does the Company intend to cease making purchases under any such plan.

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

ALSET INC.

November 14, 2025	By:	/s/ Chan Heng Fai
Chan Heng Fai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

November 14, 2025	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

November 14, 2025	By:	/s/ Rongguo Wei
Rongguo Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

November 14, 2025	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

