Form 10-K
period 2025-12-31
Alset Inc.
filed 2026-03-31
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 1, 2025 was approximately $3,636,267, based upon the closing market price of $0.98 per share of common stock on the Nasdaq Capital Market. (For purposes of this calculation the registrant’s directors and officers are deemed affiliates of the registrant.)

As of March 31, 2026, there were 38,895,830 shares outstanding of the registrant’s common stock, $0.001 par value.

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

Alset Inc.

Form 10-K

For the Year Ended December 31, 2025

PART I

Item 1. Business.

Our Company

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, Republic of Korea and the People’s Republic of China. We manage our three principal businesses primarily through our 85.8% owned subsidiary, Alset International Limited (“Alset International”), a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas, in our real estate segment. In recent years, the Company expanded its real estate portfolio to single family rental homes, and we currently own 132 homes that are rented or are available for rent. In our digital transformation technology segment, we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes sale of consumer products. We identify global businesses for acquisition, incubation and corporate advisory services, primarily related to our operating business segments.

We also have ownership interests outside of Alset International, including a 36.9% equity interest in American Pacific Financial, Inc., a 43.6% equity interest in DSS Inc. (“DSS”), an indirect 45.8% equity interest in Value Exchange International, Inc., a 29.0% equity interest in Sharing Services Global Corporation, and a 41.5% equity interest in New Energy Asia Pacific Company Limited. American Pacific Financial, Inc. is a financial network holding company. DSS is a multinational company operating businesses with five divisions: product packaging, biotechnology, direct marketing, commercial lending, and securities and investment management. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTC Expert Market (OTC: VEII). Sharing Services Global Corporation (OTC: SHRG), is a publicly traded company dedicated to building shareholder value by developing or acquiring businesses, products and technologies in the direct selling industry and other industries that augment the Company’s product and services portfolio, business competencies, and geographic reach.

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

We intend at all times to operate our business in a manner as to not become inadvertently subject to the regulatory requirements under the Investment Company Act by, among other things, (i) in the event of acquisitions, purchasing all or substantially all of an acquisition target’s voting stock, and only in limited cases purchase less than 51% of the voting stock; (ii) monitoring our operations and our assets on an ongoing basis in order to ensure that we own no less than a majority, or other control, of Alset International and that Alset International, in turn, owns no less than a majority, or other control, of Alset Real Estate Holdings Inc. and other such subsidiaries with significant assets and operations; and (iii) limiting additional equity investments into affiliated companies including our majority-owned and/or controlled operating subsidiaries, except in special limited circumstances. Additionally, we will continue to hire in-house management personnel and employees with industry background and experience, rather than retaining traditional investment portfolio managers to oversee our group of companies.

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

The following chart illustrates the current corporate structure of our key operating entities:

Our Current Operations

Real Estate

Property Development Business

Our property development business is primarily conducted through our indirect subsidiary, Alset Real Estate Holdings Inc. (“Alset RE Holdings”), a 99.9%-owned U.S. subsidiary of Alset International, which owns, operates and manages real estate development projects with a focus on land subdivision developments. We generally contract out all real estate development activities, working with engineers, surveyors, architects and general contractors through each phase, including planning, design and construction. Once the contractors complete the land development, we then sell the developed lots to builders for the construction of new homes. Where possible, we have attempted to pre-sell these lots before they are fully developed. Alset RE Holdings’ main asset is a subdivision development project near Houston, Texas (known as Lakes at Black Oak).

Our property development business is headquartered in Bethesda, Maryland. For the years ended December 31, 2025 and 2024, our property development business accounted for 0% and 79% of our total revenues, respectively.

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

Reorganization of Property Development Business and Spin-off

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

On December 9, 2022, Alset Inc. entered into an agreement with Alset EHome Inc. and Alset International Limited pursuant to which Alset Inc. agreed to reorganize the ownership of its home rental business. Previously, Alset Inc. and certain majority-owned subsidiaries collectively owned 132 single-family rental homes in Texas, of which 112 were owned by subsidiaries of Alset EHome Inc. Alset Inc. owns 85.8% of Alset International Limited, and Alset International Limited indirectly owns approximately 99.9% of Alset EHome Inc.

The closing of the transaction contemplated by this agreement was completed on January 13, 2023. Pursuant to this agreement, the Company has become the direct owner of American Home REIT Inc. (“AHR”) and its subsidiaries that collectively own these 112 homes, instead of such homes being owned indirectly through Alset International Limited’s subsidiaries.

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

On April 23, 2025, the Company completed the sale of HWH World Inc. by Health Wealth Happiness Pte. Ltd. (“HWHPL”) to AES Group Inc. (“AES”), a Korean entity. The sale was consummated under a term sheet signed on April 20, 2025, pursuant to which the Company agreed to transfer its 100% equity interest in HWHKOR to AES. In exchange, AES agreed to issue new shares, representing 19.9% of the enlarged share capital of AES to the Company upon closing. Total of $384,356 gain was generated from this deal and recorded in the Company’s statement of operations.

As of December 31, 2024, the Company held a 39.7% ownership in Impact BioMedical Inc. (“Impact BioMedical”). Impact BioMedical is focused on discovery, development, and commercialization of products and technologies to address unmet needs in human healthcare and wellness for specialty biopharmaceuticals, antivirals, antimicrobials, consumer healthcare, and wellness products in the United States. Impact BioMedical is listed on NYSE American (NYSE: IBO). Between March 31, 2025 and April 4, 2025, the Company and its subsidiaries Alset International Limited and Global Biomedical Pte. Ltd. collectively sold the Company’s entire equity interest in Impact Biomedical Inc. consisting of 4,568,165 shares of Impact’s common stock. The disposition of the Impact stock was made through several sales on the market through a broker. These transactions generated total proceeds of $4,184,575 and resulted in a recognized loss of $2,439,264.

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

During the years ended on December 31, 2025 and 2024, the revenue from the other business activities described above was approximately 48% and 7% of the total revenue, respectively.

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

The closing of the transactions contemplated by the Amended Term Sheet occurred on July 23, 2025. Additionally, on July 23, 2025, Mr. Chan converted the entire balance of the $83,000,000 Convertible Note into 27,666,667 restricted shares of the Company’s common stock.

Investing Activities. The Company operates a portfolio of trading securities with the objective of generating profits from short-term fluctuations in market prices. The portfolio is actively managed, and securities are bought and sold with the intent to realize gains from price movements within a short-term horizon.

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

Facilities

We manage our worldwide business from our principal executive offices located in Bethesda, Maryland, in a leased space of approximately 2,059 square feet, under a lease that expires in 2027. We also maintain leased spaces in Singapore, Hong Kong, South Korea, China and Taiwan through leased spaces aggregating approximately 25,000 square feet, under leases expiring on various dates from May 2026 to April 2029. The leases have rental rates ranging from $1,321 to $23,020 per month. Our total rent expense under these office leases was $793,279 and $1,192,776 in 2025 and 2024, respectively. We expect total rent expense to be approximately $598,372 under office leases in 2026. We believe our present office space and locations are adequate for our current operations and for near-term planned expansion.

Employees

As of March 31, 2026, we had a total of 48 full-time employees. In addition to our full-time employees, we occasionally hire part-time employees and independent contractors to assist us in various operations, including food and beverage services, real estate, research and product development and production.

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

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Co-Chief Executive Officers and Co-Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Co-Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of our disclosure controls and procedures as of December 31, 2025, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that on December 31, 2025, we had a material weakness that relates to the relatively small number of staff. This limited number of staff prevents us from segregating duties within our internal control system and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures.

This material weakness, which remained unremedied by the Company as of December 31, 2025, could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets. We are presently taking efforts to remediate this weakness.

Risks Relating to Our Business

We have a history of annual net losses which may continue and which may negatively impact our ability to achieve our business objectives.

For the years ended December 31, 2025 and 2024, we had revenue of $4,470,875 and $21,115,899, respectively, and net losses of $49,350,566 and $4,165,816 in the years ended December 31, 2025 and 2024, respectively. Our failure to increase our revenues or improve our gross margins will harm our business. We may not be able to achieve, sustain or increase profitability on a quarterly or annual basis in the future. If our revenue grows more slowly than we anticipate, our gross margins fail to improve or our operating expenses exceed our expectations, our operating results will suffer. The prices we charge for our properties, products and services may decrease, which would reduce our revenues and harm our business. If we are unable to sell our properties, products and services at acceptable prices relative to our costs, or if we fail to develop and introduce on a timely basis new products or services from which we can derive additional revenues, our financial results will suffer.

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

We own indirect interests in several publicly traded companies – most significantly, Alset International Limited, whose shares are listed on the Singapore Stock Exchange, DSS, Inc., whose shares are listed on the NYSE American LLC Exchange, Sharing Services Global Corporation, whose shares are quoted on the OTC Expert Market of the OTC Markets Group, Inc., Value Exchange International Inc., whose shares are listed on OTC Expert Market of the OTC Markets Group, Inc., and HWH International Inc., whose shares are trading on the Nasdaq Capital Market; (Winning Catering Group, Inc. and Hapi Metaverse Inc. are not currently traded on any exchange). The average trading volume of the public shares is limited for some of these companies. In view of the limited public trading markets for some of these shares, there can be no assurance that we would succeed in obtaining a price for these shares equal to the price quoted for such shares in their respective trading markets at the time of sale or that we would not incur a loss on our shares should we determine to dispose our shareholding in any of these companies in the future. Additionally, on an ongoing basis, fluctuations in the stock prices of these companies are likely to be reflected in the market price of our common stock. Given the limited public trading markets in some of these public companies, stock price fluctuations in our price may be significant.

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

Several of our officers and directors also serve as officers and directors of entities where we are the direct or indirect majority stockholder, including but not limited to Alset International Limited, HWH International Inc., and Hapi Metaverse Inc. In addition, some of our officers and directors also serve as officers and directors of other businesses, including businesses that we hold a non-majority positions in. These officers may not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and the operations of our subsidiaries or other business ventures. These officers are not obligated to contribute any specific number of hours per week to our affairs. While we do not believe that the time devoted to other affairs will undermine their ability to fulfill their duties with respect to our Company, if the business affairs of our subsidiaries or other ventures require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our operations.

Our officers, including our Chairman and Chief Executive Officer Chan Heng Fai, will allocate some of their time to HWH International Inc., thereby causing potential conflicts of interest in their determination as to how much time to devote to our affairs. This potential conflict of interest could have a negative impact on our operations.

Rongguo Wei, our Chief Financial Officer, also serves in this position for HWH International Inc. (“HWH International”), and Chan Heng Fai, our Chairman, serves as a director and Chief Executive Officer of HWH International. These officers may not commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and HWH International’s operations. These officers are engaged in HWH International and are not obligated to contribute any specific number of hours per week to our affairs. While we do not believe that the time devoted to HWH International will undermine their ability to fulfill their duties with respect to our Company, if the business affairs of HWH International require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our operations.

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

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and were approximately $28 million and $30 million on December 31, 2025 and 2024, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $28 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2026, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loans is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

As of March 31, 2026, we have 250,000,000 shares of common stock authorized, and 38,895,830 shares of common stock outstanding.

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

As of March 31, 2026, our principal stockholder Chan Heng Fai owns approximately 90.5% of our outstanding shares of common stock. He will be able to make decisions such as (i) making amendments to our certificate of incorporation and bylaws, (ii) whether to issue additional shares of common stock and preferred stock, including to himself, (iii) employment decisions, including compensation arrangements, (iv) whether to enter into material transactions with related parties, (v) election and removal of directors and (vi) any merger or other significant corporate transactions. The interests of Chan Heng Fai may not coincide with our interests or the interests of other stockholders.

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

Item 2. Properties.

Our executive offices are located at 4800 Montgomery Lane, Suite 210, Bethesda, MD 20814, and our telephone number is (301) 971-3955.

Lakes at Black Oak

The Lakes at Black Oak property is located in Montgomery County in Magnolia, Texas. This property is located east of FM 2978 via Standard Road to Dry Creek Road and South of the Woodlands, one of the most successful, fastest growing master planned communities in Texas. This residential land development initially consisted of approximately 162 acres. On January 13, 2021, 150 CCM Black Oak, Ltd. purchased an approximately 6.3-acre tract of land in Montgomery County. The Company has sold off residential lots at this location. 150 CCM Black Oak, Ltd. is the primary developer responsible for all infrastructure development. This property is included in Harris County Improvement District #17.

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

Rental of Model Houses

In May 2023, the Company entered into a lease agreement with Rausch Coleman Homes for one of its model houses located in Montgomery County, Texas. The lease was terminated in February 2025. In the last quarter of 2025, the management procured a new tenant to occupy the premises, after the office used for real estate sales was converted back to a garage.

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

Pursuant to the lease agreement and once Davidson Homes sold their last remaining lots, the agreement expired as of January 31, 2026. As outlined in an amendment to the agreement, Davidson notified management that it would proceed with converting the sales office back to garages at their expense on or before April 30, 2026. Management will direct the property management and leasing company to begin marketing the home on a for-rent basis 15-30 days prior to the projected completion. Davidson will continue to pay monthly rent until substantial completion of the tenant improvements to the leased premises.

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

Holders

As of March 31, 2026, the Company had five (5) shareholders of record. Such number does not include shareholders holding shares in nominee or “street name”.

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

Securities Authorized for Issuance under Equity Compensation Plans

Under our 2018 Incentive Compensation Plan (the “2018 Plan”), adopted by our board of directors and holders of a majority of our outstanding shares of common stock in September 2018, 25,000 shares of common stock (subject to certain adjustments) were reserved for issuance upon exercise of stock options and grants of other equity awards. No options or other equity awards have been granted under the 2018 Plan. The reservation of shares under the Incentive Compensation Plan was cancelled in May 2021. The 2018 Plan was replaced by the 2025 Plan as of March 17, 2025. On February 13, 2025, our Board and Majority Shareholders approved and ratified the 2025 Plan, covering up to 2,147,024 shares of common stock. The purpose of the 2025 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2025 Plan is administered by our Board or by the Compensation Committee. The following awards may be granted under the 2025 Plan: Options, Restricted Awards, Other Stock-Based Awards. On April 15, 2025, the Board awarded the Company’s Chairman and Chief Executive Officer, Chan Heng Fai, 1,000,000 restricted shares of the Company’s common stock (the “Shares”). The Shares were granted to Mr. Chan as compensation for services rendered to the Company pursuant to the terms of the 2025 Plan. Under the terms and conditions of the award agreement, the Shares may not be sold, assigned, transferred, pledged, encumbered or otherwise disposed of prior to April 15, 2026.

Performance Graph

Not applicable to smaller reporting companies.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1 – October 31, 2025	159,545	$2.8141	159,545	$515,613
November 1 – November 30, 2025	47,225	$2.6384	47,225	$388,927
December 1 – December 31, 2025	-	$-	-	$388,927
Total***	206,770	$1.4005	206,770

*On June 23, 2025, the Company issued a press release announcing that the Company’s Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1,000,000 of its common stock.

**On September 29, 2025, the Company’s Board of Directors approved an increase to the Company’s existing stock repurchase program. Under the Company’s existing stock repurchase agreement, the Company had, to date, bought back 284,462 shares of the Company’s common stock, for approximately $392,000, including certain fees. The amendment to the stock repurchase program authorized the Company to repurchase up to an additional $1,000,000 of the Company’s common stock, subject to market conditions, contractual restrictions and other factors (in addition to the amounts already spent).

Repurchases were able to be made under the plan until the $1,000,000 made available was spent or until December 31, 2025. The plan expired on December 31, 2025.

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

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea, the People’s Republic of China and Taiwan. We manage our three principal businesses primarily through our 85.8% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange (“Alset International”). Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas in our real estate segment. In our digital transformation technology segment, we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes the sale of consumer products.

Additionally, we have ownership interests outside of Alset International, including a 36.9% equity interest in American Pacific Financial, Inc., a 43.6% equity interest in DSS Inc. (“DSS”), an indirect 45.8% equity interest in Value Exchange International, Inc., a 29.0% equity interest in Sharing Services Global Corporation, and a 41.5% equity interest in New Energy Asia Pacific Company Limited. American Pacific Financial, Inc. is a financial network holding company. DSS is a multinational company operating businesses with five divisions: product packaging, biotechnology, direct marketing, commercial lending, and securities and investment management. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTC Expert Market (OTC: VEII). Sharing Services Global Corporation (OTC: SHRG), is a publicly traded company dedicated to building shareholder value by developing or acquiring businesses, products and technologies in the direct selling industry and other industries that augment the Company’s product and services portfolio, business competencies, and geographic reach.

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

Our Revenue Model

Our total revenue for the years ended December 31, 2025, and 2024, was $4,470,875 and $21,115,899, respectively. Our net losses for the years ended December 31, 2025, and 2024, were $49,350,566 and $4,165,816, respectively.

We currently recognize revenue from the sale of our subdivision development properties, rental homes, the sale of our biohealth products, food and beverage business, and other activities. Sales of real properties accounted for approximately 0%, revenue from home rentals accounted for approximately 52% and revenue from other activities accounted for approximately 48% of our total revenue in the year ended December 31, 2025. Sales of real properties accounted for approximately 79%, revenue from home rentals accounted for approximately 14% and revenue from other activities accounted for approximately 7% of our total revenue in the year ended December 31, 2024.

From a geographical perspective, we recognized 52% and 93% of our total revenue in the years ended December 31, 2025, and 2024, respectively, in the United States. 1% and 0% of our revenue in 2025 and 2024, respectively, was recognized from our sales in South Korea. 42% and 7% of our revenue in 2025 and 2024, respectively, was recognized from our sales in Singapore. 5% and 0% of our revenue in 2025 and 2024, respectively, was recognized from our sales in Taiwan.

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

Use of Estimates and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, allowance for doubtful accounts, recoverability and useful lives of property and equipment, valuation of real estate assets, allocation of development costs and capitalized interest to sold lots, the valuation allowance of deferred taxes, contingencies and equity compensation. Actual results could differ from those estimates.

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

Revenue Recognition and Cost of Sales

The following represents a disaggregation of our revenue recognition policies by segment:

Real Estate

● Property Sales. Part of the Company’s real estate business is land development. The Company purchases land and develops it into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter into a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Lakes at Black Oak and Alset Villas projects, which represented approximately 0% and 79% of the Company’s revenue in the years ended on December 31, 2025 and 2024, respectively, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the years ended December 31, 2025 and 2024, the Company did not recognize any deferred revenue and collected all rents due.

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

Other Businesses

● Food and Beverage. The Company, through Alset F&B One Pte. Ltd. (“Alset F&B One”) and Alset F&B (PLQ) Pte. Ltd. (“Alset F&B PLQ”), each acquired a restaurant franchise licenses at the end of 2021 and 2022 respectively. These licenses will allow Alset F&B One and Alset F&B PLQ each to operate a Killiney Kopitiam restaurant in Singapore. Killiney Kopitiam, founded in 1919, is a Singapore-based chain of mass-market, traditional kopitiam style service cafes selling traditional coffee and tea, along with a range of local delicacies such as Curry Chicken, Laksa, Mee Siam, and Mee Rebus. In the second quarter of 2024, the Company ceased operations of its subsidiary Alset F&B PLQ.

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

The revenue earned from Food and Beverage businesses for the years ended December 31, 2025 and 2024 were $1,641,605 and $1,507,715, respectively.

● Remaining performance obligations. As of December 31, 2025 and 2024, there were no remaining performance obligations or continuing involvement, as all service obligations within the other business activities segment have been completed.

Real Estate Assets

Real estate assets are recorded at cost, except when acquired real estate assets meet the definition of a business combination in accordance with ASC 805, “Business Combinations,” which are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are reduced when lots are sold. The Company did not capitalize construction costs in the years ended December 31, 2025 and 2024.

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

The Company did not record impairment on any of its projects during the years ended on December 31, 2025 and 2024.

The Company did not have any real estate property under development as of December 31, 2025 or December 31, 2024.

Results of Operations

Summary of Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024
Revenue	$4,470,875	$21,115,899
Operating Expenses	(19,621,458)	(25,232,975)
Other (Expenses) Income	(33,767,897)	102,046
Income Tax Expense	(432,086)	(150,786)
Net Loss	$(49,350,566)	$(4,165,816)

Revenue

The following table sets forth period-over-period changes in revenues for each of our reporting segments:

	Years Ended December 31,		Change
	2025	2024	Dollars	Percentage
Real Estate	$2,829,270	$19,608,184	$(16,778,914)	-86%
Digital Transformation Technology	172	-	172	100%
Other	1,641,433	1,507,715	133,718	9%
Total revenue	$4,470,875	$21,115,899	$(15,645,266)	-79%

Revenue was $4,470,875 and $21,115,899 for the years ended December 31, 2025 and 2024, respectively. The decrease in property sales in 2025 caused lower revenue in this period.

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

Revenue from the rental business was $2,829,270 and $2,891,807 for the years ended December 31, 2025 and 2024, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

The category described as “Other” includes corporate and financial services, food and beverage business and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as independent categories. In the years ended December 31, 2025 and 2024, the revenue from other businesses was $1,641,433 and $1,507,715, respectively, generated mainly by Korean, Taiwanese and Singaporean café shops and restaurants.

Operating Expenses

The following table sets forth period-over-period changes in cost of sales for each of our reporting segments:

	Years Ended December 31,		Change
	2025	2024	Dollars	Percentage
Real Estate	$2,580,462	$12,034,348	$(9,453,886)	-79%
Digital Transformation Technology	247	-	223	100%
Biohealth	-	3,370	(3,370)	-100%
Other	641,206	744,906	(103,700)	-14%
Total cost of sales	$3,221,915	$12,782,624	$(9,560,709)	-75%

Cost of sales decreased from $12,782,624 in the year ended December 31, 2024 to $3,221,915 in the year ended December 31, 2025, as a result of the decrease in the number of lots sold in the Lakes at Black Oak project. Capitalized construction expenses, finance costs and land costs are allocated to sales.

The gross margin decreased from $8,333,275 to $1,248,960 in the years ended December 31, 2024 and 2025, respectively. The decrease of gross margin was caused by the decrease in the number of lots sold in the Lakes at Black Oak project.

The following table sets forth period-over-period changes in operating expenses for each of our reporting segments:

	Years Ended December 31,		Change
	2025	2024	Dollars	Percentage
Real Estate	$3,467,772	$1,793,188	$1,674,584	93%
Digital Transformation Technology	590,995	616,403	(25,408)	-4%
Biohealth	1,366,561	1,076,095	290,466	27%
Other	10,974,215	8,964,666	2,009,549	22%
Total operating expenses	$16,399,543	$12,450,351	$3,949,191	32%

The increase of operating expenses in the twelve months ended December 31, 2025 compared to the same period of 2024 was mostly caused by increase in bonus payments to executives and professional fees.

Other (Expense) Income

In the year ended December 31, 2025, the Company had other expense of $33,767,897 compared to other income of $102,046 in the year ended December 31, 2024. The changes in realized and unrealized gain/loss on securities investment and impairment of equity method investment are the primary reasons for the volatility in these two periods. Realized loss on securities investment was $3,208,972 in year ended December 31, 2025, compared to $461,247 gain in the year ended December 31, 2024. Unrealized loss on securities investment was $2,451,237 in year ended December 31, 2025, compared to $942,213 loss in the year ended December 31, 2024. Additionally, in 2025 the Company impaired $30,185,404 of equity method investment.

Net Loss

In the year ended December 31, 2025, the Company had net loss of $49,350,566 compared to net loss of $4,165,816 in the year ended December 31, 2024.

Liquidity and Capital Resources

Our real estate assets have decreased to $29,620,952 as of December 31, 2025, from $30,695,669 as of December 31, 2024. This decrease reflects depreciation expenses on the rental properties.

Our cash has decreased from $27,243,787 as of December 31, 2024 to $25,184,990 as of December 31, 2025. Our liabilities increased from $6,563,126 at December 31, 2024 to $6,923,965 at December 31, 2025. Our total assets have increased to $136,587,114 as of December 31, 2025 from $96,761,977 as of December 31, 2024 due to purchasing equity investments.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement was secured by a $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. On March 15, 2022, approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 and February 11, 2026, approximately $201,751 and $107,991, respectively, was released from collateral for outstanding letters of credit.

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

Summary of Cash Flows for the Years Ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024
Net cash (used in) provided by operating activities	$(5,927,532)	$5,156,047
Net cash provided by investing activities	$2,250,903	$17,468,306
Net cash provided by (used in) financing activities	$1,100,198	$(21,419,083)

Cash Flows from Operating Activities

Net cash used in operating activities was $5,927,532 in the year ended December 31, 2025, as compared to net cash provided by operating activities of $5,156,047 in the same period of 2024. Purchase of trading securities was the main reason for the cash used in operating activities during 2025. Property sales from the Lakes at Black Oak project in 2024 were the main reason for the cash provided by operating activities in that period.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2,250,903 in the year 2025, as compared to net cash provided by investing activities of $17,468,306 in the same period of 2024. In the year ended December 31, 2025 we invested $40,000 in investment securities, issued $2,325,489 in promissory notes to related parties, purchased $175,464 of fixed assets, sold related party equity security investments for $4,184,575 and received a repayment of a loan from related party of $607,281. In the year ended December 31, 2024 we invested $814,158 in investment securities, issued $3,029,758 in promissory notes ($1,811,881 of which was to related parties) and withdrew $21,102,871 cash for redemptions.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1,110,198 in the year ended December 31, 2025, compared to net cash used of $21,419,083 the year ended December 31, 2024. Cash provided by financing activities in the year 2025 is primarily related to the issuance of Common Stock of $2,614,983. Cash used in financing activities in the year 2024 is primarily related to the repayment of Class A Common Stock of $21,102,871 and repayment of note payable of $446,260.

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

On April 12, 2021, the Company acquired 6,500,000 common shares of Value Exchange International, Inc. (“Value Exchange International” or “VEII”), an OTC listed company, for an aggregate subscription price of $650,000. On October 17, 2022 the Company purchased additional 7,276,163 common shares of VEII for an aggregate purchase price of $1,743,734. On September 6, 2023, the Company converted $1,300,000 of VEII loan into 7,344,632 common shares. After these transactions, the Company owns approximately 45.8% of VEII and exercises significant influence over it. Our Chief Executive Officer, Chan Heng Fai, is also an owner of the common stock of VEII (not including any common shares we hold). Additionally, certain members of our board of directors serve as directors of Value Exchange International. The stock’s fair value is determined by quoted stock prices.

On January 27, 2023, the Company and New Electric CV Corporation (together with the Company, the “Lenders”) entered into a Convertible Credit Agreement (the “1st Credit Agreement”) with VEII. The 1st Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the 1st Credit Agreement at 8%. The 1st Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, the Company’s subsidiary Hapi Metaverse Inc. loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the 1st Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock.

On September 6, 2023, the Company converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the 1st Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance.

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“2nd Credit Agreement”) with VEII. On December 15, 2023, the Company loaned VEII $1,000,000. The 2nd Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the 2nd Credit Agreement for a period of three years. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle the Company to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. At the time of this filing, the Company has not converted the Loan Amount.

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

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. DSS Inc., HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation, “HIPH”), Value Exchange International Inc., Sharing Services Global Corp. (“SHRG”) and Impact Biomedical Inc. (“Impact”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has (or had, in the case of Impact) significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or under fair value accounting.

The Company has significant influence over DSS as we owned approximately 43.6% of the common stock of DSS as of December 31, 2025, and our Chief Executive Officer, Chan Heng Fai, is an owner of additional common stock of DSS (not including any common or preferred shares we hold). In addition, our Chief Executive Officer is the Chairman of the Board of Directors of DSS. Apart from Chan Heng Fai, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of DSS (Chan Tung Moe, our Co-Chief Executive Officer, a son of Chan Heng Fai, and Lim Sheng Hon, Danny). The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or we could elect the fair value option accounting.

The Company has significant influence over HIPH as our Chief Executive Officer, Chan Heng Fai, is the majority owner of the common stock of HIPH (not including any common shares we hold). The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or we could elect the fair value option accounting.

The Company has significant influence over SHRG as the Company holds approximately 29.0% of the common shares of SHRG, our Chief Executive Officer holds a director and chairman position on SHRG’s Board of Directors and three of the directors of the Company are the directors of SHRG. Additionally, our Chief Executive Officer is a significant stockholder of SHRG shares.

The Company had significant influence over Impact as the Company held approximately 39.7% of the common shares of Impact as of December 31, 2024. The Company sold all its shareholding in Impact during first four months of 2025.

The Company has elected the fair value options for the equity securities noted above that would otherwise be accounted for under the equity method of accounting to better match the measurement of assets and liabilities in the Consolidated Statements of Operations. DSS, VEII, SHRG and Impact are publicly traded companies and fair value of these equity investments is determined by the quoted stock prices. On December 31, 2025 and 2024, the fair value (calculated by market trading prices on the end dates of the periods) of total held equity stock of DSS, VEII, SHRG and Impact was $3,696,579 and $11,028,405, respectively.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from HIPH, for an aggregated purchase price of $122,039. We value HIPH warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from HIPH were $860,342 as of July 17, 2020, the purchase date and $973 as of December 31, 2025 and 2024.

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

On September 8, 2020, the Company’s indirect subsidiary, Hapi Robot Pte. Ltd. (f.k.a. Impact Biohealth Pte. Ltd.), acquired 1,666 shares, approximately 1.45% ownership, from Nervotec Pte Ltd (“Nervotec”), a private company, at the purchase price of $36,628. The Company applied ASC 321 and measured Nervotec at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2024, the value of the investment in Nervotec is $589, as the Company wrote off $37,287 of this investment. As of December 31, 2025, the value of the investment is $0 as the Company written of the remaining balance.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 16.4% of American Medical REIT Inc. (“AMRE”), a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. DSS, of which we own 43.6% and have significant influence over, owns 80.4% of AMRE. Therefore, the Company has significant influence on AMRE. The Company’s share of losses from AMRE exceeded the carrying amount of the investment, and as a result, the Company suspended recognition of additional losses. The Company will resume recognizing its share of losses only to the extent that it subsequently becomes obligated to fund the investee’s losses or the investee returns to profitability and the Company’s share of earnings exceeds its previously unrecognized losses.

American Pacific Financial, Inc.

The Company owns 36.9% of the shares of the common stock of American Pacific Financial, Inc., formerly known as American Pacific Bancorp, Inc. (“APF”). APF is organized for the purposes of being a financial network holding company, focused on providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. The Company elected to apply the equity method accounting to its investment in APF, as the Company retains significant influence over APF. During the year ended December 31, 2025 the investment loss was $1,812,898. During the year ended December 31, 2024 the investment loss was $3,205,094. As of December 31, 2025 and 2024, the investment in APF was $2,408,398 and $4,221,296, respectively.

Sentinel Brokers Company Inc.

The Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), owns 39.8 shares (8.8%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”). Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as our CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 43.6% and have significant influence over, owns 91.24% of Sentinel. During the years ended December 31, 2025 and 2024, the investment loss in Sentinel was $107,680 and $15,013, respectively. Investment in Sentinel was $2,070 and $109,750 at December 31, 2025 and 2024, respectively.

New Energy Asia Pacific Company Limited

On May 22, 2025, the Company entered into the Stock Purchase Agreement dated with Chan Heng Fai, pursuant to which the Company purchased from Mr. Chan all of the outstanding shares of New Energy Asia Pacific Inc. (“NEAPI”) for a purchase price of $83,000,000 in the form of a promissory note convertible into newly issued shares of the Company’s common stock. NEAPI owns 41.5% of the issued and outstanding shares of New Energy Asia Pacific Company Limited (“New Energy”), a Hong Kong corporation. New Energy focuses on distributing all-electric versions of special-purpose and transportation vehicles, charging stations and batteries. During the year ended December 31, 2025, the Company recognized its equity in loss of investee in New Energy of $212,246.

During the year ended December 31, 2025, the Company recognized an impairment charge of approximately $30.1 million related to its investment in New Energy. The impairment was recognized after management determined that the decline in fair value below carrying value was other-than-temporary, based on factors including:

●	delays in the execution and commercialization of New Energy’s taxi delivery projects;
●	revised cash flow projections, including slower ramp-up and longer implementation timelines; and
●	changes in market conditions in the distributed energy sector, including broader global geopolitical uncertainty.

The Company valued its investment using a discounted cash flow methodology based on updated assumptions. The impairment primarily reflects delays in execution and cash flow realization, rather than a fundamental change in business outlook.

Accordingly, the Company reduced the carrying amount of the investment to its estimated fair value of approximately $52.7 million as of December 31, 2025.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2025 and 2024. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $28 million and $30 million on December 31, 2025 and 2024, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Consolidated Statements of Operations and Other Comprehensive Income. Because the intercompany loan balances between Singapore and United States will remain at approximately $28 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in the year 2026, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will also be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer.

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

Nasdaq Compliance

On May 13, 2025, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

The notification had no immediate effect on the listing of the Company’s common stock. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was given a period of 180 calendar days from May 13, 2025, or until November 10, 2025, to regain compliance with the Minimum Bid Price Requirement.

On July 17, 2025, the Company received notice from Nasdaq that the Nasdaq Listing Qualifications Staff had determined that the Company regained compliance with Nasdaq’s minimum $1 bid price per share requirement. While the Company has regained compliance with the Minimum Bid Price Requirement, there can be no assurance that the Company will be able to maintain compliance with the Minimum Bid Price Requirement in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements

Alset Inc. and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alset Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Alset Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2025, and the related consolidated statement of operations and other comprehensive loss, consolidated statement of changes in stockholders’ equity, and consolidated statements of cash flows for the year ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flow for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

The Company has significant transactions with related parties which are described in Notes 7 of the consolidated financial statements. Transactions involving related parties cannot be presumed to be carried out on an arm’s length basis, as the requisite condition of competitive, free market dealings may not exist.

Critical Audit Matters

Critical audit matters are matters arising from the current year audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Investments in Real Estate

As disclosed in Note 5 to the consolidated financial statements, the Company owns real estate properties through their subsidiaries with a net book value of approximately $29,620,952. We identified the valuation of the real estate to be a critical audit matter.

The principal consideration for our determination of management’s assessment of impairment of the real estate as a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s determination of impairment of the real estate properties, which is primarily due to the complexity of the valuation models used and the sensitivity of the underlying significant assumptions. The key assumptions used within the valuation models included site valuations and various approaches such as cost, sales comparison, etc. The calculated fair values are sensitive to changes in these key assumptions.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the determination of the fair value of the real estate properties included the following, among others:

a)	We obtained management’s rollforward of investments in real estate from December 31, 2024, to December 31, 2025 and tested any material additions or disposals as applicable by vouching to supporting documents.
b)	We obtained third party valuation reports from management that assess the fair value of the properties.
c)	We assessed the qualifications, competence and objectivity of management engaged third-party specialist.
d)	We engaged a valuation firm to review the valuation reports provided by management to determine if the reports were reasonable and acceptable based on the methodologies used by management’s third-party valuation firm. We also assessed the qualifications and competence of the valuation firm.
e)	We compared the net book value of the real estate properties to the fair values of the properties per the third-party valuation specialist to determine if the carrying value is less than fair value and impairment was addressed properly.
f)	We assessed the sufficiency of the Company’s disclosure of its accounting for these real estate properties included in Notes 5.

Evaluation of Equity Method Investment for Impairment

As disclosed in Notes 7 to the consolidated financial statements, the Company holds equity method investment through its subsidiaries with a net book value of $52,705,000. We identified the value of equity method investment to be a critical audit matter.

The principal consideration for our determination of management’s assessment of impairment of the equity method investment as a critical audit matter is the high degree of subjective auditor judgment associated with evaluating management’s analysis, which is primarily due to the subjectivity of management’s qualitative and quantitative assumptions. The conclusion of the impairment analysis is sensitive to changes in these key assumptions.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the evaluation of the equity method investment for impairment included the following, among others:

a)	We obtained management’s rollforward of equity method investments from December 31, 2024, to December 31, 2025 and tested any material additions and disposals by vouching to agreements.
b)	We obtained third party valuation report from management that assess the fair value of the equity interest.
c)	We assessed the qualifications, competence and objectivity of management engaged third-party specialist.
d)	We compared the net book value of the equity method investment to the fair value per the third-party valuation specialist to determine if the carrying value is less than fair value and impairment was addressed properly.
e)	We assessed the sufficiency of the Company’s disclosure of its accounting for these equity method investments included in Note 7.

/s/ HTL International, LLC

We have served as the Company’s auditor since 2025

Houston, Texas

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alset Inc. and Subsidiaries

Bethesda, Maryland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alset Inc. and Subsidiaries, (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

GRASSI & CO., CPAs, P.C.

We served as the Company’s auditor from 2022 to 2025.

Jericho, New York

March 31, 2025

Alset Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
Assets:
Current Assets:
Cash and Cash Equivalents	$25,184,990	$27,243,787
Restricted Cash	107,982	939,939
Account Receivables, Net	57,002	75,646
Other Receivables, Net	2,354,100	6,251,219
Note Receivables - Related Parties, Net	1,478,463	1,679,822
Convertible Note Receivables - Related Parties, Net	512,579	-
Convertible Note Receivables at Fair Value - Related Party	636,334	1,782,376
Prepaid Expense	182,276	207,483
Inventory	6,215	4,913
Investment in Securities at Fair Value	14,683,317	4,673,530
Investment in Securities at Fair Value - Related Party	-	12,342,624
Investment in Securities at Cost	-	17,462
Investment in Equity Method Securities	-	4,331,046
Deposits	75,108	210,495
Total Current Assets	45,278,366	59,760,342

Real Estate - Rental Properties, Net	29,620,952	30,695,669
Property and Equipment, Net	477,912	594,623
Operating Lease Right-Of-Use Assets, Net	494,957	1,468,913
Deposits	212,119	272,281
Convertible Note Receivables at Fair Value - Related Party	1,617,770	-
Investment in Securities at Fair Value - Related Party	3,751,343	-
Investment in Securities at Cost	18,227	-
Investment in Equity Method Securities	55,115,468	-
Other Receivables - Long Term, Net	-	3,970,149
Total Assets	$136,587,114	$96,761,977

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$5,041,818	$3,605,863
Deferred Revenue	-	-
Operating Lease Liabilities	578,916	531,885
Notes Payable	290,889	1,323,059
Notes Payable - Related Parties	21,508	15,794
Total Current Liabilities	5,933,131	5,476,601

Long-Term Liabilities:
Operating Lease Liabilities	332,035	993,284
Notes Payable	658,799	93,241
Total Liabilities	6,923,965	6,563,126

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 250,000,000 shares authorized; 39,401,786 and 9,235,119 shares issued on December 31, 2025 and 2024, respectively; 38,895,830 and 9,235,119 shares outstanding on December 31, 2025 and 2024, respectively	39,402	9,235
Additional Paid in Capital	421,138,522	334,023,233
Treasury Stock at Cost (505,956 and 0 shares on December 31, 2025 and 2024, respectively)	(1,004,875)	-
Accumulated Deficit	(299,266,482)	(251,851,540)
Accumulated Other Comprehensive Income (Loss)	168,802	(849,862)
Total Alset Inc. Stockholders’ Equity	121,075,369	81,331,066
Non-controlling Interests	8,587,780	8,867,785
Total Stockholders’ Equity	129,663,149	90,198,851

Total Liabilities and Stockholders’ Equity	$136,587,114	$96,761,977

See accompanying notes to consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Operations and Other Comprehensive Loss

For the Years Ended December 31, 2025 and 2024

	2025	2024

Revenue
Rental	$2,829,270	$2,891,807
Property	-	16,716,377
Other	1,641,605	1,507,715
Total Revenue	4,470,875	21,115,899
Operating Expenses
Cost of Sales	3,221,915	12,782,624
General and Administrative	15,009,471	10,837,251
Impairments and Credit Loss Expense	1,390,072	1,613,100
Total Operating Expenses	19,621,458	25,232,975

Loss from Operations	(15,150,583)	(4,117,076)

Other (Expense) Income
Interest Income	2,700,580	491,414
Interest Income - Related Party	267,650	175,329
Interest Expense	(54,549)	(112,075)
Gain on Disposal of a Subsidiary	362,056	-
Foreign Exchange Transaction (Loss) Gain	(1,930,505)	3,039,135
Unrealized (Loss) Gain on Securities Investment	(58,393)	297,353
Unrealized Loss on Securities Investment - Related Party	(2,392,844)	(1,239,566)
Realized (Loss) Gain on Securities Investment	(769,707)	461,247
Realized Loss on Securities Investment - Related Party	(2,439,265)	-
Loss on Equity Method Investment	(2,132,825)	(3,234,851)
Impairment of Equity Method Investment	(30,082,754)	-
Other Income, Net	2,762,659	224,060
Total Other (Expense) Income, Net	(33,767,897)	102,046

Net Loss Before Income Taxes	(48,918,480)	(4,015,030)

Income Tax Expense	(432,086)	(150,786)

Net Loss	(49,350,566)	(4,165,816)

Net Loss Attributable to Non-Controlling Interest	(1,935,624)	(199,932)

Net Loss Attributable to Common Stockholders	$(47,414,942)	$(3,965,884)

Net Loss	$(49,350,566)	$(4,165,816)
Other Comprehensive Gain (Loss)
Foreign Currency Translation Adjustment	1,699,153	(4,480,570)
Total Comprehensive Loss	(47,651,413)	(8,646,386)

Less Comprehensive Loss Attributable to Non-controlling Interests	(1,693,366)	(839,197)
Total Comprehensive Loss Attributable to Common Shareholders	(45,958,047)	(7,807,189)

Net Loss Per Share - Basic and Diluted	$(2.22)	$(0.43)

Weighted Average Common Shares Outstanding - Basic and Diluted	21,359,650	9,235,119

See accompanying notes to consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For Two Years Period Ended December 31, 2025

	Common Stock		Additional	Treasury	Accumulated Other		Total Alset	Non-	Total
	Shares	Par Value $0.001	Paid in Capital	Stock at Cost	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity
Balance at January 1, 2024	9,235,119	$9,235	$332,455,457		$3,609,719	$(247,885,656)	$88,188,755	$8,601,562	$96,790,317

Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	-	-	1,098,952	-	-	-	1,098,952	410,423	1,509,375

Gain from SHRG Convertible Note and Warrants	-	-	211,091	-	-	-	211,091	76,721	287,812

Disposal of Hapi Travel Limited	-	-	257,733	-	-	-	257,733	-	257,733

Change in Non-Controlling Interest	-	-	-	-	(618,276)	-	(618,276)	618,276	-

Foreign Currency Translations	-	-	-	-	(3,841,305)	-	(3,841,305)	(639,265)	(4,480,570)

Net Loss	-	-	-	-	-	(3,965,884)	(3,965,884)	(199,932)	(4,165,816)

Balance at December 31, 2024	$9,235,119	$9,235	$334,023,233	$-	$(849,862)	$(251,851,540)	$81,331,066	$8,867,785	$90,198,851

Issuance of Common Stock	29,166,667	29,167	84,175,833	-	-	-	84,205,000	-	84,205,000

Stock Based Compensation	1,000,000	1,000	839,000	-	-	-	840,000	-	840,000

Issuance of HWH Common Stock & Warrants exercise	-	-	2,036,597	-	-	-	2,036,597	953,511	2,990,108

Gain from SHRG Warrants	-	-	63,859	-	-	-	63,859	23,273	87,132

Acquisition of LEH Insurance Group LLC	-	-	-	-	-	-	-	(1,654)	(1,654)

Change in Non-Controlling Interest	-	-	-	-	(436,408)	-	(436,408)	436,408	-

Treasury Stock Buyback	-	-		(1,004,875)			(1,004,875)		(1,004,875)

Foreign Currency Translations	-	-	-	-	1,455,072	-	1,455,072	244,081	1,699,153

Net Loss	-	-	-	-	-	(47,414,942)	(47,414,942)	(1,935,624)	(49,350,566)

Balance at December 31, 2025	39,401,786	$39,402	$421,138,522	(1,004,875)	168,802	$(299,266,482)	$121,075,369	$8,587,780	$129,663,149

See accompanying notes to consolidated financial statements.

Alset Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024

Cash Flows from Operating Activities
Net Loss from Operations	$(49,350,566)	$(4,165,816)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation	1,198,649	1,228,136
Non-Cash Lease Expenses	691,912	1,185,489
Impairments and Credit Losses	1,390,072	1,613,100
Bad Debt write off	18,522	-
Gain on Sale of Stock of Subsidiary	(362,056)	-
Foreign Transaction Loss (Gain)	1,930,505	(3,039,135)
Stock Based Compensation	2,420,125	-
Unrealized Loss (Gain) on Securities Investment	58,393	(297,353)
Unrealized Loss on Securities Investment - Related Party	2,392,844	1,239,566
Realized Loss (Gain) on Securities Investment	769,707	(461,247)
Realized Loss on Securities Investment-Related Party	2,439,265	-
Loss on Equity Method Investment	2,132,825	3,234,851
Impairment on Equity Method Investment	30,082,754	-
Changes in Operating Assets and Liabilities, net of acquisitions
Real Estate	-	10,366,766
Real Estate Reimbursement Receivable	8,115,074	(2,010,341)
Account Receivables	8,849	1,871
Other Receivable - Related Parties	-	(330,733)
Prepaid Expense	32,694	100,570
Deposits	215,042	(12,107)
Trading Securities	(11,083,406)	(2,095,867)
Inventory	412	336
Accounts Payable and Accrued Expenses	1,703,774	(260,146)
Deferred Revenue	-	(2,100)
Operating Lease Liabilities	(732,922)	(1,139,793)
Net Cash (Used in) Provided by Operating Activities	(5,927,532)	5,156,047

Cash Flows from Investing Activities
Purchase of Fixed Assets	(175,464)	(102,749)
Purchase of Equity Interest of a Subsidiary	(40,000)	(814,158)
Advance to Related Party	-	(550,000)
Proceed from Sales of Investment in Securities at Fair Value - Related Party	4,184,575	-
Collection of Advance to Related Parties	-	467,107
Issuing Loan Receivable	-	(1,217,877)
Issuing Loan Receivable - Related Party	(2,325,489)	(1,811,881)
Collection of Loan Receivable - Related Party	607,281	151,096
Cash Withdrawn from Trust Account for Redemptions	-	21,102,871
Cash Withdrawn from Trust Account Available to the Company	-	243,897
Net Cash Provided by Investing Activities	2,250,903	17,468,306

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	2,614,983	-
Buyback Treasury Stock	(1,004,875)	-
Proceeds from Note Payable	72,211	130,048
Repayment to Notes Payable	(582,121)	(446,260)
Repayment of Class A Common Stock	-	(21,102,871)
Net Cash Provided by (Used in) Financing Activities	1,100,198	(21,419,083)

Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(2,576,431)	1,205,270
Effects of Foreign Exchange Rates on Cash and Cash Equivalents	(314,323)	(910,837)
Cash and Cash Equivalents and Restricted Cash - Beginning of Period	28,183,726	27,889,293
Cash and Cash Equivalents and Restricted Cash- End of Period	$25,292,972	$28,183,726

Cash	$25,184,990	$27,243,787
Restricted Cash	$107,982	$939,939
Total Cash and Restricted Cash	$25,292,972	$28,183,726

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$11,616	$40,489
Cash Paid for Taxes	$47,472	$-
Non-Cash Investing and Financing Activities
Initial Recognition of ROU / Lease Liability	$132,044	$637,171
Promissory Notes Received in Exchange for Sale of HWH Common Stock to Investors	$-	$16,160,000
Issuance of HWH Common Stock to EF Hutton for Deferred Underwriting Compensation	$-	$1,509,375
Conversion of Ketomei Note Payable to Common Stock	$-	$310,796
Gain from SHRG Warrants and Convertible Notes	$87,131	$287,812
Gain on Disposal of Hapi Travel	$-	$257,733
Acquisition of NEAPI for Issued Shares	$83,000,000	$-

See accompanying notes to consolidated financial statements.

Alset Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Alset Inc. (the “Company” or “AEI”) was incorporated in the State of Delaware on March 7, 2018. AEI is a diversified holding company principally engaged through its subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea, the People’s Republic of China and Taiwan. We manage a significant portion of our businesses through our 85.8% owned subsidiary, Alset International Limited (“Alset International”), a public company traded on the Singapore Stock Exchange.

As of December 31, 2025 and 2024, the total outstanding common shares of the Company were 38,895,830 and 9,235,119, respectively.

The Company has four operating segments based on the products and services we offer, which include three of our principal businesses – real estate, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities.

Real Estate

The Company’s real estate segment is comprised of Alset Real Estate Holdings Inc. (“Alset RE Holdings”) and American Home REIT Inc. (“AHR”).

In 2014, Alset International commenced operations developing property projects and participating in third-party property development projects. Alset RE Holdings, a 99.9%-owned subsidiary of Alset International, owns, operates and manages real estate development projects with a focus on land subdivision developments and home rental projects.

Development activities are generally contracted out, including planning, design and construction, as well as other work with engineers, surveyors, architects and general contractors. The developed lots are then sold to builders for the construction of new homes. Alset RE Holdings’ primary real estate project is a subdivision development project near Houston, Texas, known as Lakes at Black Oak.

Through 2022, the Company, mostly through AHR, purchased from builders 132 homes in different communities in Texas. The Company rents these homes to tenants. The Company pursued this endeavor in part to improve cash flow and smooth out the inconsistencies of income in residential land development. In 2025 and 2024 AHR was the owner of most of our single-family rental homes.

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

In October 2019, the Company expanded its biohealth segment into the Korean market through one of the subsidiaries of HWH International Inc., HWH World Inc (“HWHKOR”). HWHKOR is in the business of sourcing and distributing dietary supplements and other health products through its network of members in the Republic of Korea. HWH World generates product sales via its direct sale model as products are sold to its members. Through the use of a Hapi Gig platform that combines e-commerce, social media and a customized rewards system, HWH Korea equips, trains and empowers its members. We compete with numerous direct sales companies in South Korea. HWHKOR recognized $0 and $0 in revenue in the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the deferred revenue from biohealth segment was $0 and $0, respectively. On April 23, 2025, the Company completed the sale of HWHKOR by Health Wealth Happiness Pte. Ltd. (“HWHPL”) to AES Group Inc. (“AES”), a Korean entity. The sale was consummated under a term sheet signed on April 20, 2025, pursuant to which the Company agreed to transfer its 100% equity interest in HWHKOR to AES. In exchange, AES agreed to issue new shares, representing 19.9% of the enlarged share capital of AES to the Company upon closing. Total of $384,356 gain was generated from this deal and recorded in the Company’s statement of operations. The disposal of HWHKOR had immaterial effect on the Company’s consolidated financial statements and the deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

The Company formerly held 39.7% ownership in Impact BioMedical Inc. (“Impact BioMedical”). Impact BioMedical is focused on discovery, development, and commercialization of products and technologies to address unmet needs in human healthcare and wellness for specialty biopharmaceuticals, antivirals, antimicrobials, consumer healthcare, and wellness products in the United States. Between March 31, 2025 and April 4, 2025, the Company and its subsidiaries Alset International Limited and Global Biomedical Pte. Ltd. collectively sold the Company’s entire equity interest in Impact Biomedical Inc. (NYSE: IBO) (“Impact”) consisting of 4,568,165 shares of Impact’s common stock. The disposition of the Impact stock was made through several sales on the market through a broker. These transactions generated total proceeds of $4,184,575 and resulted in a recognized loss of $2,439,264.

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

The Company’s consolidated financial statements include the financial positions, results of operations and cash flows of the following entities as of December 31, 2025 and 2024, as follows:

Name of subsidiary	State or other jurisdiction of incorporation or	Attributable interest as of,
consolidated under AEI	organization	December 31, 2025		December 31, 2024
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.8		85.7
Singapore Construction & Development Pte. Ltd.	Singapore	85.8		85.7
Singapore Construction Pte. Ltd.	Singapore	85.8		85.7
Global BioMedical Pte. Ltd.	Singapore	85.8		85.7
Health Wealth Happiness Pte. Ltd.	Singapore	62.5		81.1
SeD Capital Pte. Ltd.	Singapore	85.8		85.7
LiquidValue Asset Management Pte. Ltd.	Singapore	85.8		85.7
Alset Solar Limited	Hong Kong	85.8		85.7
Alset F&B One Pte. Ltd.	Singapore	72.5		73.0
BMI Capital Partners International Limited	Hong Kong	85.8		85.7
SeD Perth Pty Ltd	Australia	85.8		85.7
SeD Intelligent Home Inc.	United States of America	85.8		85.7
Winning Catering Group, Inc. (f.k.a. LiquidValue Development Inc.)	United States of America	85.8		85.7
Alset EHome Inc.	United States of America	85.8		85.7
SeD USA, LLC	United States of America	85.8		85.7
150 Black Oak GP, Inc.	United States of America	85.8		85.7
SeD Development USA Inc.	United States of America	85.8		85.7
150 CCM Black Oak, Ltd.	United States of America	85.8		85.7
SeD Texas Home, LLC	United States of America	100		100
SeD Ballenger, LLC	United States of America	85.8		85.7
SeD Maryland Development, LLC	United States of America	71.6		71.6
SeD Development Management, LLC	United States of America	72.9		72.8
Hapi Metaverse Inc.	United States of America	99.6		99.6
HotApp BlockChain Pte. Ltd.	Singapore	99.6		99.6
HotApp International Limited	Hong Kong	99.6		99.6
UBeauty Limited	Hong Kong	85.8		85.7
HWH World Inc.	South Korea	-		81.1
BioHealth Water Inc.	United States of America	85.8		85.7
Hapi Robot Pte. Ltd.	Singapore	85.8		85.7
American Home REIT Inc.	United States of America	100		100
Hapi Cafe Inc.	Texas, United States of America	62.5		81.1
HWH (S) Pte. Ltd.	Singapore	85.8		85.7
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
Alset F&B Holdings Pte. Ltd.	Singapore	62.5		81.1
Credas Capital Pte. Ltd.	Singapore	64.3		64.2
Credas Capital GmbH	Switzerland	64.3		64.2
Smart Reward Express Limited	Hong Kong	99.6		49.8	*
AHR Texas Two, LLC	United States of America	100		100
AHR Black Oak One, LLC	United States of America	85.8		85.7
AHR Texas Three, LLC	United States of America	100		100
Hapi Cafe Korea Inc.	South Korea	62.5		81.1
Alset Acquisition Sponsor, LLC	United States of America	93.6		93.5
HWH International Inc.	Delaware, United States of America	-	**	81.1
Alset Spac Group Inc.	United States of America	93.6		93.5
Hapi WealthBuilder Pte. Ltd.	Singapore	62.5		81.1
Hapi iRobot Pte. Ltd.	Singapore	62.5		81.1
HWH International Inc.	Nevada, United States of America	62.5		81.1
Hapi Cafe SG Pte. Ltd.	Singapore	62.5		81.1
Hapi Cafe Limited	Hong Kong	99.6		99.6
Hapi Group HK Limited	Hong Kong	99.6		99.6
AHR Texas Four, LLC	United States of America	100		100
Alset F&B (PLQ) Pte. Ltd.	Singapore	-		81.1
Hapi Robot Service Pte. Ltd.	Singapore	99.6		99.6
Guangdong LeFu Wealth Investment Consulting Co., Ltd.	China	99.6		99.6
Dongguan Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Robot Ai Trade Pte. Ltd.	Singapore	-		85.7
Ketomei Pte. Ltd.	Singapore	34.8	*	39.7	*
Hapi MarketPlace Inc.	United States of America	-		81.1
Hapi Café Co., Ltd.	Taiwan	99.6		99.6
Hapi Home Inc.	United States of America	-		81.1
Hapi Robot Inc.	United States of America	64.8		72.3
Hapi Café Sdn. Bhd.	Malaysia	62.5		81.1
L.E.H. Insurance Group, LLC	United States of America	62.5		-
Hapi Wealth Builder Limited	Hong Kong	62.5		-
LVD Merger Corp.	United States of America	85.8		-
Alset Real Estate Holdings Inc.	United States of America	85.8		-
New Energy Asia Pacific Inc.	United States of America	100		-
Alset Robot Inc.	United States of America	68.2		-

*	Although the Company indirectly holds percentage of shares of these entities less than 50%, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

**	On November 14, 2025, HWH International Inc. (a Delaware company) completed a merger pursuant to which the Delaware parent merged with and into its wholly owned Nevada subsidiary, with the Nevada entity surviving. As a result, HWH International Inc., a Nevada corporation, is the successor issuer under Rule 12g-3 of the Securities Exchange Act of 1934.

During the years ended December 31, 2025 and 2024, the Company disposed of few subsidiaries which had no or very minimal activities. The disposal of these entities had immaterial effect on the Company’s consolidated financial statements and their deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

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

When the Company purchases properties but does not receive the assessment information from the county, the Company allocates the values between land and building based on the data of similar properties. The Company makes appropriate adjustments once the assessment from the county is received. At the same time, any necessary adjustments to depreciation expense are made in the income statement. During the years ended December 31, 2025 and 2024, the Company did not make any adjustment between building and land nor to depreciation expenses.

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

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit were outstanding as of December 31, 2025 and 2024. On March 15, 2022 approximately $2,300,000 was released from collateral. On December 14, 2023 additional $201,751 was released from collateral. As of December 31, 2025 and 2024, the total balance of this account was $107,982 and $107,874, respectively.

The Company puts funds into a brokerage account specifically for equity investment. As of December 31, 2025 and 2024, the cash balance in that brokerage account was $0 and $832,065, respectively.

Account Receivables and Allowance for Credit Losses

Account receivables is recorded at invoiced amounts net of an allowance for credit losses and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The measurement and recognition of credit losses involve the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Account receivables considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2025 and 2024, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers. As of December 31, 2025 and 2024, the balance of account receivables was $57,002 and $75,646, respectively.

Other Receivables and Allowance for Credit Losses

Other receivables include developer reimbursements for Lakes at Black Oak and Alset Villas projects. The Company accrues reimbursement receivables based on amounts it expects to receive from each respective development partner. Certain reimbursements received during 2025 included interest, and the related interest income of $2,444,365 is reflected in the consolidated statements of operations. When the actual cash received exceeds the amounts previously accrued, the excess is recognized in other income. During the year ended December 31, 2025, the Company recorded $2.3 million in other income related to such excess reimbursements. As of December 31, 2025, $716,800 in reimbursement amounts remained outstanding and is included in other receivables on the consolidated balance sheet.

The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at December 31, 2025 and 2024.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of December 31, 2025 and 2024, inventory consisted of finished goods from subsidiaries of HWH International Inc. and Hapi Metaverse Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

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

On April 12, 2021, the Company acquired 6,500,000 common shares of Value Exchange International, Inc. (“Value Exchange International” or “VEII”), an OTC listed company, for an aggregate subscription price of $650,000. On October 17, 2022 the Company purchased additional 7,276,163 common shares of VEII for an aggregate purchase price of $1,743,734. On September 6, 2023, the Company converted $1,300,000 of VEII loan into 7,344,632 common shares. After these transactions, the Company owns approximately 45.8% of VEII and exercises significant influence over it. Our Chief Executive Officer, Chan Heng Fai, is also an owner of the common stock of VEII (not including any common shares we hold). Additionally, certain members of our board of directors serve as directors of Value Exchange International. The stock’s fair value is determined by quoted stock prices.

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

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. DSS Inc., HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation, “HIPH”), Value Exchange International Inc., Sharing Services Global Corp. (“SHRG”) and Impact Biomedical Inc. (“Impact”) are publicly traded companies and fair value is determined by quoted stock prices. The Company has (or had, in the case of Impact) significant influence but does not have a controlling interest in these investments, and therefore, the Company’s investment could be accounted for under the equity method of accounting or under fair value accounting.

The Company has significant influence over DSS as we owned approximately 43.6% of the common stock of DSS as of December 31, 2025, and our Chief Executive Officer, Chan Heng Fai, is an owner of additional common stock of DSS (not including any common or preferred shares we hold). In addition, our Chief Executive Officer is the Chairman of the Board of Directors of DSS. Apart from Chan Heng Fai, two other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of DSS (Chan Tung Moe, our Co-Chief Executive Officer and a son of Chan Heng Fai, and Lim Sheng Hon, Danny). The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or we could elect the fair value option accounting.

The Company has significant influence over HIPH as the Company holds approximately 0.5% of the common shares of HIPH. Additionally, our Chief Executive Officer, Chan Heng Fai, is the majority owner of the common stock of HIPH (not including any common shares we hold). The Company did not have a controlling interest and therefore the Company’s investment would be accounted for under equity method accounting or we could elect the fair value option accounting.

The Company has significant influence over SHRG as the Company holds approximately 29.0% of the common shares of SHRG, our Chief Executive Officer holds a director and chairman position on SHRG’s Board of Directors and three of the directors of the Company are the directors of SHRG. Additionally, our Chief Executive Officer is a significant stockholder of SHRG shares.

The Company had significant influence over Impact as the Company held approximately 39.7% of the common shares of Impact as of December 31, 2024. The Company sold all its shareholding in Impact during first four months of 2025.

The Company has elected the fair value options for the equity securities noted above that would otherwise be accounted for under the equity method of accounting to better match the measurement of assets and liabilities in the Consolidated Statements of Operations. DSS, VEII, SHRG and Impact are publicly traded companies and fair value of these equity investments is determined by the quoted stock prices. On December 31, 2025 and 2024, the fair value (calculated by market trading prices on the end dates of the periods) of total held equity stock of DSS, VEII, SHRG and Impact was $3,696,579 and $11,028,405, respectively.

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from HIPH, for an aggregated purchase price of $122,039. We value HIPH warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from HIPH were $860,342 as of July 17, 2020, the purchase date and $973 as of December 31, 2025 and 2024.

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

On September 8, 2020, the Company acquired 1,666 shares, approximately 1.45% ownership, from Nervotec Pte Ltd (“Nervotec”), a private company, at a purchase price of $36,628. The Company applied ASC 321 and measured Nervotec at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. As of December 31, 2024, the value of the investment in Nervotec is $589, as the Company wrote off $37,287 of this investment. As of December 31, 2025, the value of the investment is $0 as the Company written of the remaining balance.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company owns 16.4% of American Medical REIT Inc. (“AMRE”), a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our CEO, is the executive chairman and director of AMRE. DSS, of which we own 43.6% and have significant influence over, owns 80.4% of AMRE. Therefore, the Company has significant influence on AMRE. The Company’s share of losses from AMRE exceeded the carrying amount of the investment, and as a result, the Company suspended recognition of additional losses. The Company will resume recognizing its share of losses only to the extent that it subsequently becomes obligated to fund the investee’s losses or the investee returns to profitability and the Company’s share of earnings exceeds its previously unrecognized losses.

American Pacific Financial, Inc.

The Company owns 36.9% of the shares of the common stock of American Pacific Financial, Inc., formerly known as American Pacific Bancorp, Inc. (“APF”). APF is organized for the purposes of being a financial network holding company, focused on providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. The Company elected to apply the equity method accounting to its investment in APF, as the Company retains significant influence over APF. During the year ended December 31, 2025 the investment loss was $1,812,898. During the year ended December 31, 2024 the investment loss was $3,205,094. As of December 31, 2025 and 2024, the investment in APF was $2,408,398 and $4,221,296, respectively.

Sentinel Brokers Company Inc.

The Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), owns 39.8 shares (8.76%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”). Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as our CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 43.6% and have significant influence over, owns 91.24% of Sentinel. During the years ended December 31, 2025 and 2024, the investment loss in Sentinel was $107,680 and $15,013, respectively. Investment in Sentinel was $2,070 and $109,750 at December 31, 2025 and 2024, respectively.

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

NEAPI owns 41.5% of the issued and outstanding shares of New Energy Asia Pacific Company Limited (“New Energy”), a Hong Kong corporation. New Energy focuses on distributing all-electric versions of special-purpose and transportation vehicles, charging stations and batteries. During the year ended December 31, 2025, the Company recognized its equity in loss of investee in New Energy of $212,246.

During the year ended December 31, 2025, the Company recognized an impairment charge of approximately $30.1 million related to its investment in New Energy. The impairment was recognized after management determined that the decline in fair value below carrying value was other-than-temporary, based on factors including:

●	delays in the execution and commercialization of New Energy’s taxi delivery projects;
●	revised cash flow projections, including slower ramp-up and longer implementation timelines; and
●	changes in market conditions in the distributed energy sector, including broader global geopolitical uncertainty.

The Company valued its investment using a discounted cash flow methodology based on updated assumptions. The impairment primarily reflects delays in execution and cash flow realization, rather than a fundamental change in business outlook.

Accordingly, the Company reduced the carrying amount of the investment to its estimated fair value of approximately $52.7 million as of December 31, 2025.

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

Deposits

 Deposits represent refundable rental deposits paid in connection with office and café leases. Deposits are classified as current assets if the related lease agreements are scheduled to expire within twelve months from the balance sheet date. Deposits associated with leases extending beyond twelve months are classified as noncurrent assets. As of December 31, 2025 and 2024, $75,108 and $210,495 of deposits, respectively, were current and would be refundable within the next twelve months. As of December 31, 2025 and 2024, $212,119 and $272,281 of deposits, respectively, were noncurrent.

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with FASB ASC 805 - “Business Combinations”, which acquired assets are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are reduced when lots are sold. The Company did not capitalize construction costs during the years ended December 31, 2025 and 2024, respectively.

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

The Company did not record impairment on any of its projects during the years ended on December 31, 2025 and 2024.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of December 31, 2025 and 2024, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during the years ended on December 31, 2025 and 2024.

Rental of Model Houses

In May 2023, the Company entered into a lease agreement for one of its model houses located in Montgomery County, Texas. The lease was terminated in February 2025. In the last quarter of 2025, the management procured a new tenant to occupy the premises, after the office used for real estate sales was converted back to a garage.

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

The following represents the Company’s revenue recognition policies by Segments:

Real Estate

Property Sales

Part of the Company’s real estate business is land development. The Company purchases land and develops it for building into residential communities. The developed lots are sold to builders (customers) for the construction of new homes. The builders enter a sales contract with the Company before they take the lots. The prices and timeline are determined and agreed upon in the contract. The builders do the inspections to make sure all conditions and requirements in contracts are met before purchasing the lots. A detailed breakdown of the five-step process for the revenue recognition of the Lakes at Black Oak and Alset Villa projects, which represented approximately 0% and 79% of the Company’s revenue in the years ended December 31, 2025 and 2024, respectively, is as follows:

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. In the year ended December 31, 2025 and 2024, the Company did not recognize any deferred revenue and collected all rents due.

Cost of Sales

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

Other Businesses

Food and Beverage

Revenue is recognized when (or as) the Company transfers promised goods or services or catering service to its customers in amounts that reflect the consideration to which the Company expects to be entitled to in exchange for those goods or services, which occurs when (or as) the Company satisfies its contractual obligations and transfers over control of the promised goods or services or catering service to its customers.

Cost of Revenue

Cost of revenue consists of cost of procuring finished goods from suppliers and related shipping and handling fees.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the years ended on December 31, 2025 and 2024, the Company recorded $2,420,125 and $0 as stock-based compensation expense, respectively.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded $1,930,505 loss on foreign exchange during the year ended on December 31, 2025 and $3,039,135 gain during the year ended on December 31, 2024. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive gain of $1,699,153 from foreign currency translation for the year ended December 31, 2025 and $4,480,570 loss for the year ended December 31, 2024, in accumulated other comprehensive loss. The foreign currency transactional gains and losses are recorded in operations.

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

As of December 31, 2025, the Company has not recognized any interest or penalties related to uncertain tax positions in the consolidated financial statements.

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

Diluted earnings (loss) per share is determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At December 31, 2025 and 2024 there were 425,216 potentially dilutive warrants outstanding.

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

On December 31, 2025 and 2024, the aggregate non-controlling interests in the Company were $8,587,780 and $8,867,785, respectively.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Accounting pronouncements pending adoption

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve disclosures about public business entity’s expenses, primarily through additional disaggregation of income statement expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments in ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures.

In November 2024, the FASB issued ASU 2024-04—Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”) to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, Debt—Debt with Conversion and Other Options. The amendments in ASU 2024-04 clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in ASU 2024-04 affect entities that settle convertible debt instruments for which the conversion privileges were changed to induce conversion. The amendments in ASU 2024-04 are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The amendments in ASU 2024-04 permit an entity to apply the new guidance on either a prospective or a retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-04 on the Company’s financial position, results of operations or cash flows.

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits.

For the year ended December 31, 2025, no single customer accounted for 10% or more of the Company’s property and development revenue. For the year ended December 31, 2024, two customers accounted for approximately 30%, and 70% of the Company’s property and development revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the years ended December 31, 2025 and 2024:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Year Ended on December 31, 2025
Revenue	$2,829,270	$172	$-	$1,641,433	$4,470,875
Cost of Sales	(2,580,462)	(247)	-	(641,206)	(3,221,915)
Gross Margin	248,808	(75)	-	1,000,227	1,248,960
Operating Expenses	(3,467,772)	(590,995)	(1,366,561)	(10,974,215)	(16,399,543)
Operating Income (Loss)	(3,218,964)	(591,070)	(1,366,561)	(9,973,988)	(15,150,583)
Other Income (Expense)	(1,754,852)	(2,050,303)	(669,113)	(29,293,629)	(33,767,897)
Net Income (Loss) Before Income Tax	$(4,973,816)	$(2,641,373)	$(2,035,674)	$(39,267,617)	$(48,918,480)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Year Ended on December 31, 2024
Revenue	$19,608,184	$-	$-	$1,507,715	$21,115,899
Cost of Sales	(12,034,348)	-	(3,370)	(744,906)	(12,782,624)
Gross Margin	7,573,836	-	(3,370)	762,809	8,333,275
Operating Expenses	(1,793,188)	(616,403)	(1,076,095)	(8,964,666)	(12,450,351)
Operating Income (Loss)	5,780,648	(616,403)	(1,079,465)	(8,201,857)	(4,117,076)
Other Income (Expense)	1,522	(2,947,968)	(139,737)	3,188,229	102,046
Net Income (Loss) Before Income Tax	$5,782,170	$(3,564,371)	$(1,219,202)	$(5,013,628)	$(4,015,030)

5. REAL ESTATE ASSETS

As of December 31, 2025 and 2024, real estate assets consisted of the following:

Description	Land	Building & Improvements	Other	Accumulated Depreciation	Total Net Carrying Amount
Balance at December 31, 2023	$6,060,083	$27,477,467	$310,173	$(2,077,337)	$31,770,386
Depreciation Expense				(1,074,717)	$(1,074,717)
Balance at December 31, 2024	$6,060,083	$27,477,467	$310,173	$(3,152,054)	$30,695,669
Depreciation Expense				(1,074,717)	$(1,074,717)
Balance at December 31, 2025	$6,060,083	$27,477,467	$310,173	$(4,226,771)	$29,620,952

Single family residential properties

As of December 31, 2025 and 2024, the Company owns 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $1,074,717 in years ended December 31, 2025 and 2024 and was included in cost of sales. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SRFs as of December 31, 2025:

	Number of Homes	Aggregate investment	Average Investment per Home

SFRs	132	$31,388,691	$237,793

6. NOTES PAYABLE

As of December 31, 2025 and 2024, notes payable consisted of the following:

	December 31, 2025	December 31, 2024
Motor Vehicle Loans	$98,091	$123,118
Loans for Operations	22,415	37,837
Promissory Note to D. Boral Capital LLC	829,182	1,255,345
Total notes payable	$949,688	$1,416,300

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan expired during 2022 and only L/C is outstanding as of December 31, 2025 and 2024. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 approximately $201,751 was released from collateral, leaving approximately $100,000 as collateral for outstanding letters of credit.

Promissory Note to D. Boral Capital LLC

On December 18, 2023, the Company’s subsidiary, HWH International Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and D. Boral Capital LLC (“D. Boral Capital”) (previously known as EF Hutton LLC), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event HWH completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full. As of December 31, 2024, the Company accrued $70,970 in interest on the promissory note and owed $1,255,345 to D. Boral Capital. The total due to D. Boral Capital as of December 31, 2025, is $829,182, which includes $710,625 in principal and $118,557 in interest. The remaining principal will be repaid in three installments of $236,875 due in October of 2026, 2027, and 2028.

7. RELATED PARTY TRANSACTIONS

Purchase Shares and Warrants from HIPH

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from HIPH, for an aggregated purchase price of $122,039. We value HIPH warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from HIPH was $973 as of December 31, 2025 and 2024.

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

New HWH currently has 7,476,400 shares of common stock issued and outstanding following a reverse stock split in early 2025. Of these shares, a total of 5,064,734 shares of New HWH common stock are now owned by the Sponsor, Alset International, and the Company directly. In addition, the Sponsor owns warrants convertible into up to 47,375 shares of New HWH common stock upon exercise.

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

On September 6, 2023, Hapi Metaverse converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the 1st VEII Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. On December 31, 2025 the fair value of the remaining $100,000 of convertible note and warrants was $10,860 and $18,301, respectively. On December 31, 2024 the fair value of the remaining $100,000 of convertible note and warrants was $24,283 and $1,299,973, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, Hapi Metaverse loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the 2nd VEII Credit Agreement for a period of three years, until December 14, 2026. The principal under the 2nd VEII Credit Agreement accrues simple interest at 8% per annum. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle Hapi Metaverse to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. The fair value of this convertible note on December 31, 2025 and 2024 was $377,925 and $447,480, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000 (“2024 Credit Line”). Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement is due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date”). Prior to the Advance Maturity Date, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date without penalty or charge. The fair value of this convertible note on December 31, 2025 and 2024 was $100,633 and $97,867, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

VEII issued a Convertible Promissory Note (the “VEII Convertible Promissory Note”) for $30,000, dated as of March 28, 2025 to Alset Inc. as consideration for a loan in the same amount. This amount can be converted into shares of VEII pursuant to the terms of the VEII Convertible Promissory Note for a period of two years, until March 28, 2027. Interest on the outstanding balance of this Note shall accrue at a rate of 5% per annum. In the event that Alset Inc. converts all or a portion of the indebtedness into shares of VEII Common Stock, the conversion price shall be $0.0166 per share. The fair value of this convertible note on December 31, 2025 was $27,857. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

Convertible Notes to Sharing Services

On January 17, 2024, the Company received a Convertible Promissory Note (the “1st SHRG Convertible Note”) from Sharing Services Global Corp., an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the 1st SHRG Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The 1st SHRG Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the 1st SHRG Convertible Note, or July 17, 2024. The terms of the note and maturity date were subsequently extended. The new maturity date of the 1st SHRG Convertible Note is November 5, 2026. The fair value of this 1st SHRG Convertible Note on December 31, 2025 and 2024 was $258,409 and $468,093, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

On March 20, 2024, HWH International Inc., a subsidiary of the Company, entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note (the “2nd SHRG Convertible Note) in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. 2nd SHRG Convertible Note bears a 6% interest rate and has scheduled maturity on March 20, 2027, three years from the date of the 2nd SHRG Convertible Note. At the time of this filing, HWH has not converted any of the debt contemplated by the 2nd SHRG Convertible Note nor exercised any of the warrants. On December 31, 2025 the fair value of the 2nd SHRG Convertible Note and warrants was $227,909 and $12, respectively. On December 31, 2024, the fair value of the 2nd SHRG Convertible Note and warrants was $212,708 and $13,272, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On May 9, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “3rd SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The 3rd SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 3rd SHRG Convertible Note, May 9, 2027. Additionally, upon signing the 3rd SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 3rd SHRG Convertible Note. On December 31, 2025 and 2024, the fair value of the 3rd SHRG Convertible Note was $231,679 and $230,871, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On June 6, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “4th SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 4th SHRG Convertible Note, June 6, 2027. Additionally, upon signing the 4th SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 4th SHRG Convertible Note. On December 31, 2025 and 2024, the fair value of the 4th SHRG Convertible Note was $230,393 and $212,865, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On August 13, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “5th SHRG Convertible Note”) in the amount of $100,000, convertible into 35,714 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. The 5th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 5th SHRG Convertible Note, August 13, 2027. Additionally, upon signing the 5th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 5th SHRG Convertible Note. On December 31, 2025 and 2024, the fair value of the 5th SHRG Convertible Note was $91,066 and $88,209, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On January 15, 2025, HWH entered into a Loan Agreement (the “1st Loan Agreement”) with SHRG, under which HWH provided a loan to SHRG in the amount of $150,000. HWH may convert a portion or all of the outstanding balance due under the loan into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of maturity of the 1st Loan Agreement, January 15, 2028. The 1st Loan Agreement bears an 8% interest rate. At the time of this filing, HWH has not converted any of the debt contemplated by the 1st Loan Agreement. On December 31, 2025, the fair value of the 1st Loan Agreement was $160,941. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On March 31, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which SHRG issued a convertible promissory note to HWH in the amount of $150,000 (the “6th SHRG Convertible Note”). The 6th SHRG Convertible Note bears an 8% interest rate. The 6th SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at HWH’s option until maturity three (3) years from the date of the securities purchase agreement, March 31, 2028. In addition, SHRG granted HWH warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share, for an aggregate purchase price of $796,875. At the time of this filing, HWH has not converted any of the debt contemplated by the 6th SHRG Convertible Note nor converted any warrants. On December 31, 2025, the fair value of the 6th SHRG Convertible Note and warrants was $127,260 and $75, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

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

On June 27, 2025, HWH entered into a securities purchase agreement with SHRG pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “7th SHRG Convertible Note”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $60,000, Additionally, upon signing the 7th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of HWH. The 7th SHRG Convertible Note bears an 8% interest rate and has scheduled maturity on June 27, 2028. At the time of filing, HWH has not converted any of the debt contemplated by the 7th SHRG Convertible Note. On December 31, 2025, the fair value of the 7th SHRG Convertible Note was $52,535. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On September 17, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “8th SHRG Convertible Note”) in the amount of $70,000, convertible into 11,666,667 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $70,000. The 8th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, September 17, 2028. Additionally, upon signing the 8th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $5,600 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 8th SHRG Convertible Note. On December 31, 2025, the fair value of the 8th SHRG Convertible Note was $59,621. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On October 6, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “9th SHRG Convertible Note”) in the amount of $200,000, convertible into 33,333,333 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $200,000. The 9th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, October 6, 2028. Additionally, upon signing the 9th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $16,000 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 8th SHRG Convertible Note. On December 31, 2025, the fair value of the 9th SHRG Convertible Note was $170,945. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On December 10, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “10th SHRG Convertible Note”) in the amount of $150,000, convertible into 25,000,000 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $150,000. The 10th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, December 10, 2028. Additionally, upon signing the 10th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 8th SHRG Convertible Note. On December 31, 2025, the fair value of the 10th SHRG Convertible Note was $126,081. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

Advance to Related Party

On February 20, 2024, the Company sent $550,000 to Sentinel Brokers Company Inc. (“Sentinel”). The initial purpose of the transfer was to invest in shares of this company. The transaction did not close as planned and $467,107 of the funds were returned, with $82,893 written off. The Company has significant influence over Sentinel as it holds 8.8% of outstanding shares of Sentinel and its CEO holds a director position on Sentinel’s Board of Directors.

Acquisition of L.E.H. Insurance Group, LLC

On November 19, 2024, HWH entered definitive agreements to acquire a controlling 60% interest in L.E.H. Insurance Group, LLC (“LEH”). The acquisition closed on February 27, 2025. This acquisition was facilitated through the purchase of shares from SHRG. LEH is a licensed insurance agency representing over 600 insurance companies, serving as an independent advisor to businesses and individuals. LEH provides personalized insurance solutions, offering expert guidance to meet the unique coverage needs of each customer. LEH is in the early stages of its development, has no employees on its payroll, and is yet to turn a profit. The Company paid $75,000 for the acquisition and recorded $74,024 of goodwill as result of the acquisition, which was immediately written off.

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

As of December 31, 2025, the Company impaired goodwill of $116,648 to $0, which was generated from net asset value during the acquisition. Total impairment expenses were $116,648.

Apartment Rental for the CEO

The Company is renting an apartment in Singapore for its CEO and Chairman, Chan Heng Fai, as part of the compensation for his services. The Company paid $20,908 deposit for the apartment and had expenses of $0 and $91,203 in the years ended December 31, 2025 and 2024, respectively. The lease expired in September 2024 and the Company did not extend that lease.

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

During the year ended December 31, 2025, the Company recognized its equity in loss of investee in New Energy of $212,246.

During the year ended December 31, 2025, the Company recognized an impairment charge of approximately $30.1 million related to its investment in New Energy. The impairment was recognized after management determined that the decline in fair value below carrying value was other-than-temporary, based on factors including:

●	delays in the execution and commercialization of New Energy’s taxi delivery projects;
●	revised cash flow projections, including slower ramp-up and longer implementation timelines; and
●	changes in market conditions in the distributed energy sector, including broader global geopolitical uncertainty.

The Company valued its investment using a discounted cash flow methodology based on updated assumptions. The impairment primarily reflects delays in execution and cash flow realization, rather than a fundamental change in business outlook.

Accordingly, the Company reduced the carrying amount of the investment to its estimated fair value of approximately $52.7 million as of December 31, 2025.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. On December 31, 2025 and 2024, the outstanding balance was $12,500 and $11,618, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of December 31, 2025 and December 31, 2024, the outstanding balance was $4,168 and $4,176, respectively.

In June and July 2025 Chan Heng Fai provided interest-free, due on demand advances to HWH International Inc. for its general operations. As of December 31, 2025, the outstanding balance was $4,263.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, Chief Development Officer of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services. In addition, MacKenzie Equity Partners, LLC has been paid certain bonuses, including a sum of $60,000 in June 2024, $75,000 in May 2025 and $120,000 in December 2025.

The Company incurred expenses of $495,000 and $360,000 in the years ended December 31, 2025, and 2024, respectively, which in 2025 were expensed and in 2024 were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December 31, 2025 and 2024, the Company owed this related party $39,529 and $27,535, respectively. These amounts are included in Accounts Payable in the accompanying condensed consolidated balance sheets.

CA Global Consulting Inc., an entity owned by Anthony Chan, the former Chief Operating Officer of the Company, had a consulting agreement with the Company dated April 8, 2021, as amended on May 6, 2022. As of June 13, 2024, the Company terminated the consulting agreement with CA Global Consulting Inc., and the Company ceased paying consulting fees in the amount of $15,000 per month. The Company incurred expenses of $0 and $77,500 in the years ended December 31, 2025 and 2024, respectively.

Note Receivable from a Related Party

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

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into a loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matured on January 12, 2023, with automatic three-month extensions. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of December 31, 2025 and 2024 LVAML owes the Company $33,036 and $463,995, respectively.

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

On November 6, 2024, the Company’s subsidiary signed a loan agreement with HapiTravel Holding Pte. Ltd. (“HTHPL”) in the amount of $137,658 at a rate of 5% per annum, the maturity date of which is on or before the second anniversary of the effective date. During first quarter of 2025, the Company lent HTHPL additional $19,053. As of December 31, 2025 and 2024 the Company accrued $7,168 and $1,018 interest, respectively, and impaired $139,514 at December 31, 2025. As of December 31, 2025 and 2024 HTHPL owed $25,789 and $139,370, respectively, to the Company.

On December 18, 2024, the Company’s subsidiary sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

On December 17, 2024, the Company’s subsidiary entered into a shares purchase agreement with HTHPL, pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in exchange for a promissory note in the amount of $82,635, which bears a 6% interest rate and has a scheduled maturity two years from the date of the promissory note. As of December 31, 2025 and 2024, the Company accrued $4,839 and $190 interest, respectively, and HTHPL repaid $17,248 in 2025. As of December 31, 2025 and 2024 HTHPL owed $70,043 and $82,635, respectively, to the Company.

On January 23, 2025 the Company’s subsidiary entered into loan agreement with New Energy Asia Pacific Company Limited (“New Energy Asia”), pursuant to which the Company agreed to lend $69,326 to New Energy Asia. The loan carries simple annual interest rate of 8% and is due on January 23, 2026. As of December 31, 2025 the Company accrued $5,197 interest and New Energy Asia owed $74,614, to the Company.

On July 18, 2025, the Company’s subsidiary signed a loan agreement with HapiTravel Holding Pte. Ltd in the amount of $279,027 at a rate of 5% per annum, the maturity date of which is on or before the third anniversary of the effective date. As of December 31, 2025 the Company accrued $6,230 of interest. As of December 31, 2025 HTHPL owed $286,555 to the Company.

On August 20, 2025, the Company entered into a securities purchase agreement with DSS pursuant to which the Company purchased from DSS a Convertible Promissory Note (the “DSS Convertible Note”) in the amount of $500,000, convertible into shares of DSS’s common stock at the Company’s option until maturity on July 31, 2028. The DSS Convertible Note bears interest at the Prime Rate, which means the rate of interest quoted in the Wall Street Journal, Money Rates Section as the “Prime Rate.” At the time of filing, the Company has not converted any of the debt contemplated by DSS Convertible Note. As of December 31, 2025 the Company accrued $12,579 interest and DSS owed $512,579, to the Company.

On August 22, 2025, the Company’s subsidiary paid a bill on behalf of Value Exchange International (Hong Kong) Limited (“VEIHK”), a fellow subsidiary of VEII, in the amount of $34,190 as an interest-free loan, which is due on demand.

 On September 5, 2025, the Company’s subsidiary entered into a loan agreement with VEIHK, in the amount of $84,820 at a rate of 8% per annum, the maturity date of which is on or before the three months of the effective date. The maturity date was subsequently extended to September 4, 2026. As of December 31, 2025 the Company accrued $2,189 interest and VEIHK owed $87,009, to the Company.

On October 1, 2025, the Company paid a bill on behalf of Value Exchange International Inc. in the amount of $7,500, which accrues 8% interest rate and is due on demand. As of December 31, 2025 the Company accrued $150 interest and VEII owed $7,650, to the Company.

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

On December 31, 2025, there were 39,401,786 common shares issued and 38,895,830 common shares outstanding.

The following table summarizes the warrant activity for the year ended December 31, 2025.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2024	603,051	$80.46	1.36	$-
Warrants Vested and exercisable at December 31, 2024	603,051	$80.46	1.36	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of December 31, 2025	603,051	$80.46	0.36	$-
Warrants Vested and exercisable at December 31, 2025	603,051	$80.46	0.36	$-

Issuance of HWH Shares to D. Boral Capital

On December 18, 2023, the Company’s subsidiary, HWH International Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and D. Boral Capital, a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of the Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity.

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

Stock Repurchase Program

During the year ended December 31, 2025, the Company repurchased 505,956 shares of its common stock for an aggregate purchase price of approximately $1,004,875. The repurchased shares were recorded as treasury stock and accounted for under the cost method.

9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The following is a summary of the changes in the balances of accumulated other comprehensive income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2025	$(54,921)	$(3,960,871)	$3,165,930	$(849,862)

Other Comprehensive (Loss) Income	-	1,455,072	(436,408)	1,018,664

Balance at December 31, 2025	$(54,921)	$(2,505,799)	$2,729,522	$168,802

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2024	$(54,921)	$(119,566)	$3,784,206	$3,609,719

Other Comprehensive Loss	-	(3,841,305)	(618,276)	(4,459,581)

Balance at December 31, 2024	$(54,921)	$(3,960,871)	$3,165,930	$(849,862)

10. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one year. Future minimum rental revenue under existing leases on our properties at December 31, 2025 in each calendar year through the end of their terms are as follows:

2026	$1,479,924
2027	8,330
Total Future Receipts	$1,488,254

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the years ended December 31, 2025 and 2024, property management fees incurred by the property managers were $142,560 and $141,480, respectively. For the years ended December 31, 2025 and 2024, leasing fees incurred by the property managers were $70,630 and $74,940, respectively.

11. INVESTMENTS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as of December 31, 2025 and 2024:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2025
Assets
Investment Securities at Fair Value - Related Parties	$3,683,925	$48,115	$-	$3,732,040
Investment Securities at Fair Value - Third Parties	14,264,655	418,605	-	14,683,260
Warrants - HIPH	-	-	973	973
Warrants - VEII	-	18,301	-	18,301
Warrants - SHRG	-	87	-	87
Convertible Note Receivable - VEII	-	517,275	-	517,275
Convertible Note Receivable - SHRG	-	1,736,829	-	1,736,829
Total Investment in Securities at Fair Value	$17,948,580	$2,739,211	$973	$20,688,764

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2024
Assets
Investment Securities at Fair Value - Related Parties	$3,565,089	$7,463,324	$-	$11,028,413
Investment Securities at Fair Value - Third Parties	2,612,293	2,061,230	-	4,673,523
Warrants - HIPH	-	-	973	973
Warrants - VEII	-	1,299,973	-	1,299,973
Warrants - SHRG	-	13,272	-	13,272
Convertible Note Receivable - VEII	-	569,630	-	569,630
Convertible Note Receivable - SHRG	-	1,212,746	-	1,212,746
Total Investment in Securities at Fair Value	$6,177,382	$12,620,175	$973	$18,798,530

Realized loss on investment securities for the year ended December 31, 2025 was $3,208,972 and realized gain on investment securities for the year ended December 31, 2024 was $461,247. Unrealized loss on securities investment was $2,451,237 and $942,213 in the years ended December 31, 2025 and 2024, respectively. These gains and losses were recorded directly to net loss.

The following chart shows details of the fair value of equity security investment at December 31, 2025 and December 31, 2024, respectively.

	Share price		Market Value
	12/31/2025	Shares	12/31/2025	Valuation

DSS (Related Party)	$0.930	3,961,210	$3,683,925	Investment in Securities at Fair Value

Investment Securities at Fair Value - Third Parties			$14,264,655	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$17,948,580

Holista	$0.057	1,000	$57	Investment in Securities at Fair Value

HIPH World (Related Party)	$0.000	354,039,000	$35,404	Investment in Securities at Fair Value

AMBS	$0.000	20,000,000	$0	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.001	21,179,275	$10,590	Investment in Securities at Fair Value

Sharing Services (Related Party)	$0.023	89,732	$2,064	Investment in Securities at Fair Value

Investment Securities at Fair Value - Third Parties			$418,605	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$466,720
Nervotec	N/A	1,666	$0	Investment in Securities at Cost
K Beauty	N/A	3,600	$16,696	Investment in Securities at Cost
Ideal Food and Beverages	N/A	19,000	$0	Investment in Securities at Cost
HapiTravel Holding	N/A	19,000	$148	Investment in Securities at Cost
AES Group Co. Ltd.	N/A	398	$1,382	Investment in Securities at Cost

	Total Equity Securities		$18,433,526

	Share price		Market Value
	12/31/2024	Shares	12/31/2024	Valuation

DSS (Related Party)	$0.900	3,961,210	$3,565,089	Investment in Securities at Fair Value

Trading Stock			$2,612,293	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$6,177,382

Holista	$0.008	1,000	$8	Investment in Securities at Fair Value

New Electric CV (Related Party)	$0.000	354,039,000	$0	Investment in Securities at Fair Value

AMBS	$0.000	20,000,000	$0	Investment in Securities at Fair Value

Value Exchange (related Party)	$0.035	21,179,275	$749,746	Investment in Securities at Fair Value

Sharing Services (Related Party)	$1.000	89,732	$89,732	Investment in Securities at Fair Value

Impact BioMedical (Related Party)	$1.450	4,568,165	$6,623,838	Investment in Securities at Fair Value

Trading Stock			$2,061,230	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$9,524,554
Nervotec	N/A	1,666	$589	Investment in Securities at Cost
K Beauty	N/A	3,600	$16,733	Investment in Securities at Cost
Ideal Food and Beverages	N/A	19,000	$0	Investment in Securities at Cost
HapiTravel Holding	N/A	19,000	$140	Investment in Securities at Cost

	Total Equity Securities		$15,719,398

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value which are recorded through other income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2025 and 2024:

Total
Balance at January 1, 2024	$77,737
Impairment	(77,307)
Net loss	543
Balance at December 31, 2024	$973
Net gain	-
Balance at December 31, 2025	$973

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

Warrants

HIPH

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from HIPH, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of HIPH for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2021. The Company did not exercise any warrants during years ended December 31, 2025 and 2024. We value HIPH warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from HIPH was $973 as of December 31, 2025 and 2024.

The fair value of the HIPH warrants under level 3 category as of December 31, 2025 and 2024 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	December 31, 2025	December 31, 2024
Stock Price	$0.0001	$0.0001
Exercise Price	$0.001	$0.001
Risk-free Interest Rate	4.62%	4.62%
Annualized volatility	869.4%	869.4%
Dividend Yield	0.00	0.00
Year to Maturity	4.56	5.56

VEII

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 7 - Related Party Transactions, Note Receivable from a Related Party. As of December 31, 2025 and 2024, the fair value of the warrants was $18,301 and $1,299,973, respectively. The Company did not exercise any warrants during the years ended December 31, 2025 and 2024.

The fair value of the VEII warrants under level 3 category as of December 31, 2025 and 2024 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	December 31, 2025	December 31, 2024
Stock Price	$0.0005	$0.0354
Exercise Price	$0.1770	$0.1770
Risk-free Interest Rate	6.75%	7.50%
Annualized volatility	446.80%	458.92%
Dividend Yield	0.00	0.00
Year to Maturity	2.68	3.68

SHRG

On March 20, 2024, HWH International Inc., entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of December 31, 2025 and 2024, the fair value of the warrants was $12 and $13,272, respectively.

The fair value of the SHRG warrants under level 2 category as of December 31, 2025, was calculated using binomial option pricing model valued with the following weighted average assumptions:

	December 31, 2025	December 31, 2024
Stock Price	$0.0230	$1.0000
Exercise Price	$1.6800	$1.6800
Risk-free Interest Rate	3.56%	4.34%
Annualized volatility	390.99%	204.14%
Dividend Yield	0.00	0.00
Year to Maturity	3.21	4.21

On March 31, 2025, HWH entered into a securities purchase agreement with the SHRG, pursuant to which SHRG issued a convertible promissory note to HWH in the amount of $150,000. This SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at HWH’s option until maturity three (3) years from the date of the securities purchase agreement. In addition, SHRG granted HWH warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of December 31, 2025, the fair value of the warrants was $75.

The fair value of the 937,500 SHRG warrants under level 2 category as of December 31, 2025, was calculated using binomial option pricing model valued with the following weighted average assumptions:

December 31, 2025
Stock Price	$0.0230
Exercise Price	$0.8500
Risk-free Interest Rate	3.49%
Annualized volatility	390.99%
Dividend Yield	0.00
Year to Maturity	2.25

Convertible Note Receivables

The Company has elected to recognize the convertible note receivables at fair value and therefore there was no further evaluation of embedded features for bifurcation. The Company engaged third party valuation firm to perform the valuation of convertible notes. The fair value of the convertible notes is calculated using the binomial tree model based on probability of remaining as straight debt using discounted cash flow.

 During the year ended December 31, 2025, the Company reclassified “Investment in securities at fair value – related party,” “Investment in security at cost,” “Investment in equity method securities” and some of “Convertible Note Receivables at Fair Value – Related Party” from current assets to noncurrent assets in the consolidated balance sheet based on management’s assessment of the expected holding period. This change in classification had no impact on the Company’s consolidated statements of operations, cash flows, or shareholders’ equity.

The following table presents summarized unaudited financial information for our investments that we elected the fair value option that would otherwise be accounted for under the equity method of accounting.

	Summarized Financial Information
	Assets	Liabilities	Net Loss
December 31, 2025
HIPH	$12,627,000	$2,218,000	$(361,000)
DSS*	$92,123,000	$66,015,000	$(13,449,000)
VEII**	$6,844,729	$10,744,581	$(640,853)
SHRG***	$6,257,230	$10,470,791	$(2,869,424)

December 31, 2024
HIPH	$12,684,000	$2,254,000	$(283,000)
DSS	$106,453,000	$73,737,000	$(53,706,000)
VEII**	$6,844,729	$10,744,581	$(640,853)
SHRG***	$6,257,230	$10,470,791	$(2,869,424)

*	Data derived from Financial Statement as of September 30, 2025, which was the latest available date source we could reach. 12-month Net Loss was estimated by adding one-third of 9-month Net Loss.
**	Data derived from Financial Statement as of September 30, 2024, which was the latest available date source we could reach. 12-month Net Loss was estimated by adding one-third of 9-month Net Loss.
***	Data derived from Financial Statement as of September 30, 2024, which was the latest available date source we could reach. 12-month Net Loss was estimated by doubling the 6-month Net Loss.

12. INCOME TAXES

US Income Taxes

The components of income tax expense and the effective tax rates for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Current:
Federal	$423,117	$150,786
State	-	-
Foreign	8,969	-
Total Current	432,086	150,786
Deferred:
Federal	1,629,517	(1,821,412)
State	1,102,091	(342,691)
Total Deferred	2,731,608	(2,164,103)
Valuation Allowance	(2,731,608)	2,164,103
Total Income Tax Expense	$432,086	$150,786

Pre-tax Loss	$(48,918,480)	$(4,015,030)

Effective Income Tax Rate	-0.9%	-3.8%

A reconciliation of our income tax expense at federal statutory income tax rate of 21% to our income tax expense at the effective tax rate is as follows:

	Year Ended December 31,
	2025	2024
Federal Statutory Tax Rate	21.0%	21.0%
Capitalized Construction Costs	0.0%	3.0%
Deferred Finance Costs	0.0%	-0.6%
Miscellaneous Permanent Items	-0.3%	-1.4%
Non-Includible Foreign Entities Loss/(Income)	-15.1%	-27.4%
Valuation Allowance	-6.5%	1.6%
Effective Income Tax Rate	-0.9%	-3.8%

Deferred tax assets consist of the following at December 31, 2025 and 2024:

	2025	2024
Deferred Tax Assets:
Accrued Interest Expense	$7,270,359	$6,560,893
Accrued Expense	820,897	600,224
Accrued Other Income	3,793,383	1,596,154
Partnership Gain	13,175	13,175
Real Estate Impairment	114,433	114,432
Other Amortization	1,201,433	1,160,710
Unrealized Loss on Investment	11,641,988	10,351,184
Others	343,976	887,084
Net Operating Loss	3,400,924	1,096,627
Total Deferred Tax Assets:	$28,600,568	$22,380,483

Deferred Tax Liabilities:
Accrued Interest Income	(8,733,848)	(7,813,704)
Accumulated Depreciation and Amortization	(485,804)	(204,061)
Capitalized Costs	(3,102,417)	(2,185,216
Total Deferred Tax Assets:	$(12,322,069)	$(10,202,981)

Deferred Tax Assets, Net	16,278,500	12,177,502
Less Valuation Allowance	(16,278,500)	(12,177,502)
Deferred Tax Asset c/f	$-	$-

As of December 31, 2025 and 2024, the Company has Federal and State net operating loss carry-forwards of approximately $26.1 million and $14.8 million, respectively. Of these amounts, approximately $15.0 million begin to expire in 2031, while approximately $11.1 million do not expire and may be carried forward indefinitely. The full utilization of the deferred tax assets in the future is dependent upon the Company’s ability to generate taxable income. Accordingly, a valuation allowance of an equal amount has been established. During the year ended December 31, 2025, the valuation allowance increased by approximately $4.1 million.

As of December 31, 2025, total tax payable is $371,845, including federal income tax payable of $371,845, and Maryland state income tax payable of $0. As of December 31, 2024, total tax payable is $115,335, including federal income tax payable of $147,558, and Maryland state income tax receivable of $32,223.

We are subject to U.S. federal income tax as well as income tax of certain state jurisdictions. We have substantially concluded all U.S. federal income tax and state tax matters through 2020. However, our federal tax returns for the years 2022 through 2024 remain open to examination. State tax jurisdiction tax years remain open to examination as well, though we believe that any additional assessment would be immaterial to the Consolidated Financial Statements.

Income taxes – Other Countries

On December 31, 2025 and 2024, foreign subsidiaries have tax losses of approximately $2.0 million and $1.4 million, respectively, which are available for offset against future taxable profits, subject to the agreement of the tax authorities and compliance with the relevant provisions. The deferred tax assets arising from these tax losses have not been recognized because it is not probable that future taxable profits will be available to use these tax assets. The following charts show the details in different regions as of December 31, 2025 and 2024.

As of December 31, 2025:

	SG Companies	HK Companies	KR Companies	AU Companies	PRC Companies	TW Companies	MYS Companies	Total
Calculation:
Cumulative loss and other deferred tax assets before tax	$(5,318,336)	$(3,566,206)	$(336,028)	$-	$(760,852)	$(1,071,376)	$(8,065)	$(11,044,733)
Effective tax rates	17.00%	16.50%	25.00%	30.00%	25.00%	25.00%	17.00%
Tax at the domestic tax rates applicable to profits in the countries where the Company operates	$(904,117)	$(588,424)	$(84,007)	$-	$(190,213)	$(267,844)	$1,371	$(2,033,234)

Adjustments:
Deferred tax assets not recognized	$904,117	$588,424	$84,007	$-	$190,213	$267,844	$(1,371)	$2,033,234

Income tax expenses recognized in profit or loss	$-	$-	$-	$-	$-	$-	$-	$-

As of December 31, 2024:

	SG Companies	HK Companies	KR Companies	AU Companies	PRC Companies	TW Companies	MYS Companies	Total
Calculation:
Cumulative loss and other deferred tax assets before tax	$(3,507,971)	$(2,227,364)	$(1,257,412)	$-	$(446,024)	$(208,516)	$(3,947)	$7,651,234)
Effective tax rates	17.00%	16.50%	25.00%	30.00%	25.00%	25.00%	17.00%
Tax at the domestic tax rates applicable to profits in the countries where the Company operates	$(596,355)	$(367,515)	$(314,353)	$-	$(111,506)	$(52,129)	$(671)	$(1,442,529)

Adjustments:
Deferred tax assets not recognized	$596,355	$367,515	$314,353	$-	$111,506	$52,129	$671	$1,442,529

Income tax expenses recognized in profit or loss	$-	$-	$-	$-	$-	$-	$-	$-

13. LEASES

Leases

The Company leases offices in Maryland, Singapore, Hong Kong, South Korea, China and Taiwan through leased spaces aggregating approximately 25,000 square feet, under leases expiring on various dates from May 2026 to April 2029. The leases have rental rates ranging from $1,321 to $23,020 per month. Our total rent expense under these leases was $793,279 and $1,192,776 in the years ended December 31, 2025 and 2024, respectively. The total cash paid for rent under these leases was $668,178 and $1,202,866 in the years ended December 31, 2025 and 2024, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of December 31, 2025
Singapore - AI	June 2023 to May 2026
Singapore – F&B	October 2024 to September 2027
Singapore – Hapi Cafe	July 2024 to June 2026
South Korea – Hapi Cafe	March 2024 to February 2027
Bethesda, Maryland, USA	April 2024 to March 2027
China - Office	March 2023 – March 2027
China - Shop	June 2024 to April 2029
Taiwan - Cafe	May 2024 to October 2027
Taiwan - Office	August 2024 to August 2026
Hong Kong - Office	February 2025 to January 2028

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms of 12 months or less. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 2.59% to 7.22% per annum in 2025 and 2024, which were used as the discount rates. At December 31, 2025 the weighted average remaining lease term is 1.63 years and weighted average discount rate is 3.77%. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2025 were $494,957 and $910,951. The balances of operating lease right-of-use assets and operating lease liabilities as of December 31, 2024 were $1,468,913 and $1,525,169, respectively.

The table below summarizes future payments due under these leases as of December 31, 2024.

For the Twelve Months Ended December 31:

2026	$598,372
2027	295,099
2028	62,889
2029	10,498
Total Minimum Lease Payments	966,858
Less: Effect of Discounting	(55,907)
Present Value of Future Minimum Lease Payments	910,951
Less: Current Obligations under Leases	(578,916)
Long-term Lease Obligations	$332,035

 Impairment of Right-of-Use Assets

As of December 31, 2025, the Company recorded impairment on right-of-use assets of $392,733 under operating expenses. Management evaluated the operational results and identified that the Company’s F&B business has continued to incur losses and is not expected to generate profit in the foreseeable future. Therefore, the Company impaired the right-of-use assets of $399,615 for those locations during the year ended December 31, 2025. The difference between impairment loss and decrease of right-of-use assets of $6,882 is related to the foreign exchange translation impact.

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of December 31, 2025 and 2024, the security deposits held in the trust account were $293,135 and $303,518, respectively.

14. COMMITMENTS AND CONTINGENCIES

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, no legal proceedings, government actions, administrative actions, investigations or claims are pending against the Company or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition. For all periods presented, the Company was not a party to any pending material litigation or other material legal proceedings.

15. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through March 31, 2026, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

Securities Purchase Agreement with SHRG

On January 2, 2026, HWH International Inc. entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which SHRG issued a convertible promissory note to the Company in the amount of $40,000, the indebtedness thereunder being convertible into 6,666,667 shares of SHRG common stock at HWH’s option until maturity of the convertible note three (3) years from the date of the securities purchase agreement.

On January 8, 2026, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which SHRG issued a convertible promissory note to the Company in the amount of $120,000, the indebtedness thereunder being convertible into SHRG common stock at $0.006 per share at HWH’s option until maturity of the convertible note three (3) years from the date of the securities purchase agreement.

On February 4, 2026, the Company entered into a securities purchase agreement with Sharing Services Global Corporation, pursuant to which SHRG issued a convertible promissory note to the Company in the amount of $125,000, the indebtedness thereunder being convertible into SHRG common stock at $0.006 per share at HWH’s option until maturity of the convertible note three (3) years from the date of the securities purchase agreement with an 8% interest per annum and commitment fee of 8% of the principal amount.

Securities Purchase Agreement with DSS, Inc.

On March 26, 2026, Alset International Limited (“AIL”), a majority-owned subsidiary of Alset Inc. (the “Company”) entered into a securities purchase agreement (the “SPA”) with DSS, Inc., a New York company (“DSS”) pursuant to which AIL will loan DSS $2,450,000, in exchange for a convertible promissory note (the “Note”) and warrants to purchase 16,554,055 shares of DSS common stock (the “Warrants”). The Note, SPA, and Warrants are collectively referred to herein as the “Transaction Documents.”

The closing of the transactions contemplated by the Transaction Documents is contingent upon certain closing conditions, including the approval of DSS’ stockholders.

The Note will bear a simple interest rate of 3% per annum. Under the terms of the Note, AIL may convert any outstanding principal and interest into shares of DSS common stock at $0.74 per share upon notice prior to maturity of the Note five (5) years from the date of thereof.

The Warrants to be issued to AIL are to purchase up to 16,554,055 shares of DSS common stock at an exercise price of $0.93 per share. The Warrants expire on their fifth anniversary.

The Company holds a significant equity interest in DSS directly and through its subsidiaries. The Company and DSS are related parties under the common control of the Company’s Chairman and Chief Executive Officer, Chan Heng Fai, who is also the Chairman of DSS. Chan Tung Moe, a director and Co-Chief Executive Officer of the Company, is also a director of DSS. Lim Sheng Hon Danny, a director and officer of the Company, is also a director of DSS. Three of the Company’s independent directors, Joanne Wong Hiu Pan, Wong Shui Yeung, and William Wu are also directors of DSS. The Transaction Documents were approved by the Company’s Board of Directors and Audit Committee. Chan Heng Fai and Chan Tung Moe, members of the Company’s Board of Directors, recused themselves from all deliberation and voting regarding the Transaction Documents.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 2, 2025, the Board of Directors of the Company dismissed Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm at the recommendation of the Audit Committee. Grassi’s audit report on the Company’s financial statements for the years ended December 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 31, 2024, and during the subsequent interim period preceding the date of dismissal, there were (i) no disagreements with Grassi on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and (ii) no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

On July 2, 2025, the Company engaged HTL International, LLC (“HTL”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2025. The decision to engage HTL was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officers and Chief Financial Officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13s-15(b), 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act) as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officers and Chief Financial Officers, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2025 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were ineffective for those reasons set forth below.

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

In order to ensure that our internal control over financial reporting is effective, management regularly assesses controls and did so most recently for its financial reporting as of December 31, 2025. This assessment was based on criteria for effective internal control over financial reporting described in the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In connection with management’s evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, management determined that the Company did not maintain effective controls over financial reporting due to limited staff. This limited number of staff prevents us from segregating duties within our internal control system and restricts our ability to timely evaluate the accuracy and completeness of our financial statement disclosures. Management determined that the ineffective controls over financial reporting constitute a material weakness.

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

Item 9B. Other Information.

Bonus Payments

On December 26, 2025, one of the Company’s subsidiaries resolved to pay our Chairman and Chief Executive Officer, Chan Heng Fai, a bonus in addition to existing compensatory arrangements. On January 16, 2026, Mr. Chan received a bonus of $950,000 from BMI Capital Partners International Limited.

On December 26, 2025, one of the Company’s subsidiaries resolved to pay Chan Tung Moe, our Co-Chief Executive Officer and a member of our Board, a bonus in addition to existing compensatory arrangements. On January 5, 2026, Chan Tung Moe received a bonus of $950,000 from Alset International Limited.

An entity owned by Charles MacKenzie, Chief Development Officer of the Company, was also paid a bonus of $120,000 in addition to other, monthly compensation arrangements.

Insider Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of our executive officers, directors, director nominees and key employees, and their positions with us, as of March 31, 2026:

Name	Age	Position(s)
Chan Heng Fai	81	Founder, Chairman of the Board and Chief Executive Officer
Chan Tung Moe	47	Co-Chief Executive Officer and Director
Lui Wai Leung Alan	55	Co-Chief Financial Officer
Rongguo Wei	54	Co-Chief Financial Officer
Wong Tat Keung	55	Director
William Wu	59	Director
Wong Shui Yeung	55	Director
Lim Sheng Hon Danny	34	Director
Joanne Wong Hiu Pan	49	Director
Charles MacKenzie	55	Chief Development Officer
Michael Gershon	54	Chief Legal Officer

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

Mr. Chan has served as a director of the Company’s subsidiary, Alset International Limited, an SGX listed company, since May 2013, has served as its Chief Executive Officer since April 2014 and as its Chairman of the Board since June 2017. Mr. Chan has served as a director of the Company’s subsidiary, Hapi Metaverse Inc. since October 2014 and as its Chairman of the Board since July 2021. Mr. Chan has served as a director of the Company’s subsidiary, Winning Catering Group, Inc. (formerly known as LiquidValue Development Inc.) since January 2017 and has served as its Chairman of the Board since December 2017. Mr. Chan has served as a director of DSS, Inc., a NYSE listed company, since January 2017 and has served as its Chairman of the Board since March 2019. Mr. Chan has served as Chairman of the Board of the Company’s subsidiary, HWH International Inc., a Nasdaq listed company, since October 2021, served as its Chief Executive Officer from October 2021 to January 2024 and since October 2025. Mr. Chan has served as a director of Value Exchange International, Inc., an OTC Markets listed company, since December 2021. Mr. Chan has served as a director of Impact BioMedical, Inc., a Nasdaq listed company, since March of 2025. Mr. Chan has served as non-executive director of True Partner Capital Holding Limited, a HKSE listed company, since June 2025.

Mr. Chan was the Executive Chairman of China Gas Holdings Limited, an HKSE listed company, an investor and operator of city gas pipeline infrastructure in China from 1997 to 2002. Mr. Chan served as director of Skywest Ltd., a public Australian airline company from 2005 to 2006. Mr. Chan was the Managing Director of SingHaiyi Group Ltd. (now known as SingHaiyi Group Pte. Ltd.), a Singapore property development company formerly listed on the SGX, from March 2003 to September 2013. Mr. Chan served as a director of Heng Fai Enterprises Limited (now known as Zensun Enterprises Limited), an HKSE listed company, an investment holding company, from September 1992 to 2015, and as the Managing Chairman from 1995 to 2015. Mr. Chan served as a director of Global Medical REIT Inc., a NYSE listed company, a healthcare facility real estate company, from December 2013 to July 2015. Mr. Chan served as a director of RSI International Systems, Inc. (now known as ARCpoint Inc.), a TSXV listed company, the developer of RoomKeyPMS, a web-based property management system, from June 2014 to February 2019. Mr. Chan served as director of Holista CollTech Ltd., an ASX listed company, from July 2013 until June 2021. Mr. Chan served as a director of OptimumBank Holdings, Inc. from June 2018 until April 2022. Mr. Chan served as a director of Sharing Services Global Corporation, an OTC Markets listed company, from April 2020 to July 2025 and served as its Chairman of the Board from July 2021 to July 2025.

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

Wong Tat Keung joined the Board of Directors of our Company in November 2020. Since 2010, Mr. Wong has served as the director of Aston Wong CPA Limited. Mr. Wong has served as a member of the Board of Directors of HWH International Inc. since January 2022. He has been an independent non-executive director of Alset International since January 2017. Mr. Wong has served as a director of Value Exchange International Inc., an OTC Markets listed company, since April 2022. Mr. Wong has been an independent non-executive director of Roma Group Limited, a valuation and technical advisory firm, since March 2016, and has served as an independent non-executive director of Lerthai Group Limited, a property, investment, management and development company, since December 2018. Previously, he served as the director and sole proprietor of Aston Wong & Co., a registered certified public accounting firm, from January 2006 to February 2010. From January 2005 to December 2005, he was a Partner at Aston Wong, Chan & Co., Certified Public Accountants. From April 2003 to December 2004, he served at Gary Cheng & Co., Certified Public Accountants as Audit Senior. He served as an Audit Junior to Supervisor of Hui Sik Wing & Co., certified public accountants from April 1993 to December 1999. He served as an independent non-executive director of SingHaiyi from July 2009 to July 2013 and ZH Holdings from December 2009 to July 2015. Mr. Wong is a Certified Public Accountant admitted to practice in Hong Kong. He is a Fellow Member of Association of Chartered Certified Accountants and an Associate Member of the Hong Kong Institute of Certified Public Accountants. He holds a Master in Business Administration degree (financial services) from the University of Greenwich, London, England.

Mr. Wong demonstrates extensive knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, making him well-qualified to serve as an independent member of the board. Mr. Wong serves on our Audit Committee, Nominations and Corporate Governance Committee and Compensation Committee.

William Wu joined the Board of Directors of our Company in November 2020. Mr. Wu, age 58, has served as the Responsible Officer for Corporate Finance and Assets Management of Investment Banking at Glory Sun Securities Limited since January 2019. Mr. Wu has served as a member of the Board of Directors of HWH International Inc. since January 2022. Mr. Wu has served as an independent non-executive director of JY Grandmark Holdings Limited since November 2019. Mr. Wu previously served as the Executive Director and the Chief Executive Officer of Power Financial Group Limited from November 2017 to January 2019. Mr. Wu has served as a member of the Board of Directors of DSS, Inc. since October 2019. Mr. Wu has served as a director of Asia Allied Infrastructure Holdings Limited since February 2015. Mr. Wu previously served as a director and the Chief Executive Officer of RHB Hong Kong Limited from April 2011 to October 2017. Mr. Wu served as the Chief Executive Officer of SW Kingsway Capital Holdings Limited (now known as Sunwah Kingsway Capital Holdings Limited) from April 2006 to September 2010. Mr. Wu holds a Bachelor of Business Administration degree and a Master of Business Administration degree of Simon Fraser University in Canada. He was qualified as a chartered financial analyst of The Institute of Chartered Financial Analysts in 1996.

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

Wong Shui Yeung joined the Board of Directors of our Company in November 2021. Mr. Wong is a practicing member and fellow member of Hong Kong Institute of Certified Public Accountants and holds a bachelor’s degree in business administration. He has over 25 years’ experience in accounting, auditing, corporate finance, corporate investment and development, and company secretarial practice. Mr. Wong has served as an independent non-executive director of Alset International Limited since June 2017, the shares of which are listed on the Catalist Board of the Singapore Stock Exchange. Mr. Wong is the Chairman of the Audit and Risk Management Committee and the Remuneration Committee of Alset International Limited. Mr. Wong has served as a member of the Board of Directors of HWH International Inc. since January 2022. Mr. Wong has served as a member of the Board of Directors of Value Exchange International Inc. since April 2022, the shares of which are listed on OTC Markets. Mr. Wong has served as a member of the Board of Directors of DSS, Inc. since July 2022, the shares of which are listed on the NYSE. Mr. Wong was an independent non-executive director of First Credit Finance Group Limited from February 2024 to January 2026, the shares of which were listed on the HKSE.

Mr. Wong’s knowledge of complex, cross-border financial, accounting and tax matters highly relevant to our business, as well as working experience in internal corporate controls, qualify him to serve as an independent member of the board. Mr. Wong serves on our Audit Committee, Nominations and Corporate Governance Committee and Compensation Committee.

Lim Sheng Hon Danny joined the Company as an Executive Director in October 2022. Mr. Lim has served as the Senior Vice President, Business Development and as an Executive Director of the Company’s subsidiary, Alset International Limited, an SGX listed company since 2020. Mr. Lim has served as a director of DSS, Inc., an NYSE listed company, since October 2023. Mr. Lim has served as the Chief Operating Officer and as the Chief Strategic Officer of the Company’s subsidiary HWH International Inc., a Nasdaq listed company, since February 2024, and as a member of its board of directors since October 2025. Mr. Lim has served as a director of Value Exchange International Inc., an OTC Markets listed company, since December 2023. Mr. Lim has over 9 years of experience in business development, merger & acquisitions, corporate restructuring and strategic planning and execution. Mr. Lim manages business development efforts for Alset International Limited, focusing on corporate strategic planning, merger and acquisition and capital markets activities. Mr. Lim oversees and ensures the executional efficiency of the Group and facilitates internal and external stakeholders on the implementation of the Group’s strategies. Mr. Lim liaises with corporate partners or investment prospects for potential working/investment collaborations, and operational subsidiaries locally and overseas to augment close parent-subsidiary working relationship. Mr. Lim graduated from Singapore Nanyang Technological University with a Bachelor’s Degree with Honors in Business, specializing in Banking and Finance.

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

Lui Wai Leung Alan has been our Co-Chief Financial Officer since March 2018. With extensive expertise in corporate finance, strategic planning, and treasury management, Mr. Lui plays a significant role in driving the Company’s financial performance. He oversees financial and management reporting, financing operations, and treasury investments, ensuring the Company maintains a robust financial position. A key part of his responsibilities is assessing operational effectiveness and internal controls to ensure the Company adheres to the highest standards of governance and efficiency. Mr. Lui has served as the Chief Financial Officer of the Company’s subsidiary, Alset International Limited, an SGX listed company, since November 2016. Mr. Lui has served as an Executive Director of Alset International Limited since July 2020. Mr. Lui has served as a director and Chief Financial Officer of the Company’s subsidiary, BMI Capital Partners International Ltd., a Hong Kong investment consulting company, since October 2016. Mr. Lui has served as the Co-Chief Financial Officer of the Company’s subsidiary, Winning Catering Group, Inc. (formerly known as LiquidValue Development Inc.) since December 2017 and has served as the Co-Chief Financial Officer of the Company’s subsidiary, Alset EHome Inc. since October 2017. Mr. Lui has served as Chief Financial Officer of the Company’s subsidiary, Hapi Metaverse Inc. since May 2016. He gained over a decade of experience as a Financial Controller at an HKSE-listed company, where he honed his expertise in financial leadership and corporate strategy. Mr. Lui is a certified practicing accountant in Australia and received a Bachelor’s degree in Business Administration from the Hong Kong Baptist University.

Rongguo Wei has been our Co-Chief Financial Officer since March 2018. Mr. Wei has served as the Chief Financial Officer of Winning Catering Group, Inc. (formerly known as LiquidValue Development Inc.) since March 2017. Mr. Wei has also served as the Chief Financial Officer of HWH International Inc. since October 2021. Mr. Wei is a finance professional with nearly 20 years of experience working in public and private corporations in the United States. As the Chief Financial Officer of SeD Development Management LLC, Mr. Wei is responsible for oversight of all finance, accounting, reporting and taxation activities for that company. Prior to joining SeD Development Management LLC in August 2016, Mr. Wei worked for several different U.S. multinational and private companies including serving as Controller at American Silk Mill, LLC, a textile manufacturing and distribution company, from August 2014 to July 2016, serving as a Senior Financial Analyst at Air Products & Chemicals, Inc., a manufacturing company, from January 2013 to June 2014, and serving as a Financial/Accounting Analyst at First Quality Enterprise, Inc., a personal products company, from 2011 to 2012. Mr. Wei served as a member of the Board Directors of Amarantus Bioscience Holdings, Inc., a biotech company, from February to May 2017, and has served as the Chief Financial Officer of that company from February 2017 until November 2017. Before Mr. Wei came to the United States, he worked as an equity analyst at Hong Yuan Securities, an investment bank in Beijing, China, concentrating on industrial and public company research and analysis. Mr. Wei is a certified public accountant and received his Master of Business Administration from the University of Maryland and a Master of Business Taxation from the University of Minnesota. Mr. Wei also holds a Master in Business degree from Tsinghua University and a Bachelor’s degree from Beihang University.

Charles MacKenzie was appointed our Chief Development Officer in December 2019. Mr. MacKenzie has served as a member of the Board of Directors of Winning Catering Group, Inc. (formerly known as LiquidValue Development Inc.) since December 2017. He has served as the Chief Executive Officer-United States of Alset EHome Inc. since April 2020 and has served as the Chief Development Officer for SeD Development Management, a subsidiary of Alset EHome Inc., since July 2015. Mr. MacKenzie has also served as a member of the Board of Directors of Alset EHome Inc. since October 2017. He was previously the Chief Development Officer for Inter-American Development (IAD), a subsidiary of Heng Fai Enterprises Limited (now known as Zensun Enterprises Limited) from April 2014 to June 2015. Mr. MacKenzie is the Founder and President of MacKenzie Equity Partners, specializing in mixed-use real estate investments since 2006, and served in various brokerage and development roles with MacKenzie Commercial Real Estate Services from 1997 to 2006. Mr. MacKenzie was also the owner of Smartbox Portable Storage, a residential moving and storage company, from October 2006 to a successful sale in February 2017. Mr. MacKenzie focuses on acquisitions and development of residential and mixed-use projects within the United States. Mr. MacKenzie specializes in site selection, contract negotiations, marketing and feasibility analysis, construction and management oversight, building design and investor relations. Mr. Mackenzie has developed over 1,300 residential units including single family homes, multifamily, and senior living dwellings totaling more than $110 million and over 650,000 square feet of commercial real estate valued at over $100 million. Mr. MacKenzie received a B.A. and graduate degree from St. Lawrence University, where he served on Board of Trustees from 2003 to 2007.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by: (i) each individual who served as the principal executive officer and principal financial officer of our Company during the years ended December 31, 2025 and 2024; and (ii) each other individual that served as an executive officer of our Company at the conclusion of the years ended December 31, 2025 and 2024 and who received more than $100,000 in the form of salary and bonus during such year. We have included the information for certain individuals who were employed and compensated by Alset International Limited or its subsidiaries. Such compensation was paid solely for services rendered to such subsidiary. For purposes of this Report, these individuals are collectively the “named executive officers” of our Company.

	Year	Salary	Bonus		Stock Awards		Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Chan Heng Fai	2025	$466,817	950,000	(2)	2,420,000	(3)					$3,836,817
Chairman and Chief Executive Officer (1)	2024	$448,430									$448,430

Chan Tung Moe	2025	$314,898	950,000	(5)							$1,264,898
Director and Co-Chief Executive Officer (4)	2024	$293,640	83,141								$376,781

Lui Wai Leung Alan	2025	$188,607									$188,607
Co-Chief Financial Officer (6)	2024	$199,326									$199,326

Rongguo Wei	2025	$247,356									$247,356
Co-Chief Financial Officer	2024	$232,073									$232,073

Charles MacKenzie	2025									$495,000	$495,000
Chief Development Officer (7)	2024									$360,000	$360,000

(1) Chan Heng Fai is compensated by Alset International Limited.

(2) On April 15, 2025, the Board awarded the Company’s Chairman and Chief Executive Officer, Chan Heng Fai, 1,000,000 restricted shares of the Company’s common stock (the “AEI Shares”). The AEI Shares were granted to Mr. Chan as compensation for services rendered to the Company pursuant to the terms of the 2025 Plan. Under the terms and conditions of the award agreement, the AEI Shares may not be sold, assigned, transferred, pledged, encumbered or otherwise disposed of prior to April 15, 2026. On November 26, 2025, the Board of Directors of HWH International Inc. (“HWH”), the Company’s subsidiary, awarded the Chan Heng Fai 1,000,000 restricted shares of the HWH’s common stock (the “HWH Shares”). The HWH Shares were granted to Mr. Chan as compensation for services rendered to HWH pursuant to the terms of HWH’s 2025 Incentive Compensation Plan. The HWH Shares are not part of Mr. Chan’s regular annual compensation and will not be awarded on a regularly recurring basis. The combined value of the awards from the Company and HWH is deemed to be $2,420,125.

(3) On December 26, 2025, one of the Company’s subsidiaries resolved to pay Chan Heng Fai a bonus in addition to existing compensatory arrangements. On January 16, 2026, Mr. Chan received a bonus of $950,000 from BMI Capital Partners International Limited.

(4) Chan Tung Moe is compensated by Alset International Limited and Alset Business Development Pte. Ltd., the Company’s subsidiary.

(5) On December 26, 2025, one of the Company’s subsidiaries resolved to pay Chan Tung Moe a bonus in addition to existing compensatory arrangements. On January 5, 2026, Chan Tung Moe received a bonus of $950,000 from Alset International Limited.

(6) Lui Wai Leung Alan is compensated by Alset International Limited.

(7) Charles MacKenzie is compensated by a subsidiary of our Company pursuant to a consulting agreement in connection with our subsidiary’s real estate projects. Mr. MacKenzie has served as our Chief Development Officer since December of 2019.

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

Chan Heng Fai is paid SGD $1 (USD $.78) per month by Alset International Limited. Mr. Chan’s current employment agreement with Alset International Limited, dated as of December 10, 2021, provides that Mr. Chan shall continue to be paid SGD $1.00 per month, and shall be entitled to receive a bonus equal to 5% of the market capitalization growth of Alset International and 5% of the annual NAV increase of Alset International. The term of this agreement was made effective to March 25, 2020 and shall end on March 24, 2030. If Alset International terminates the appointment of Mr. Chan (subject to certain exceptions), Alset International shall be obliged to compensate Mr. Chan with a severance payment which will be equivalent to the total remuneration that would have been paid to Mr. Chan as if he had completed his term as the Chief Executive Officer of Alset International (“Severance Payment”). In the event there is a change in control of Alset International, Mr. Chan shall be granted with the option to continue his appointment with Alset International. If Mr. Chan decides not to continue with the appointment, Alset International shall be obliged to compensate Mr. Chan an amount equivalent to the Severance Payment. The Severance Payment shall be for the balance of the tenure of his term and shall be computed based on the highest annual remuneration, including salaries, incentive payments and performance bonus paid to Mr. Chan in the previous years prior to the termination of the appointment. Such Severance Payment shall be paid in cash only.

On July 1, 2021, the Company and its subsidiary Alset Business Development Pte. Ltd. entered into Executive Employment Agreement with the Company’s Co-CEO, Chan Tung Moe. Based on the agreement, Chan Tung Moe’s compensation included a fixed salary of $10,000 per month. In addition, Chan Tung Moe was paid a signing bonus of $60,000. Chan Tung Moe is the son of the Chief Executive Officer, Chairman and majority shareholder, Chan Heng Fai. Chan Tung Moe is also compensated by Alset International Limited for his services. Chan Tung Moe’s salary from Alset International Limited is currently SGD $18,554 per month.

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

2025 Incentive Compensation Plan

On February 13, 2025, our Board and Majority Shareholders approved and ratified the Company’s 2025 Incentive Compensation Plan (the “2025 Plan”), covering up to 2,147,024 shares of common stock. The purpose of the 2025 Plan is to advance the interests of the Company and our related corporations by enhancing the ability of the Company to attract and retain qualified employees, consultants, officers, and directors, by creating incentives and rewards for their contributions to the success of the Company and its related corporations. The 2025 Plan is administered by our Board or by the Compensation Committee. The 2025 Plan was put into effect on March 17, 2025. The following awards may be granted under the 2025 Plan:

Options

Options to purchase common stock may be incentive stock options meeting the requirements of Section 422 of the Code, or nonqualified options which are not eligible for such tax-favored treatment. Up to 20% of our outstanding shares, representing 2,147,024 shares of common stock, may be issued pursuant to incentive stock options under the 2025 Plan. Incentive stock options will conform with the statutory and regulatory requirements specified pursuant to Section 422 of the Code, as in effect on the date such incentive stock option is granted. Incentive stock options may not be granted under the 2025 Plan after February 13, 2035, and may only be granted to employees of the Company or one of its subsidiaries. If options intended to be incentive stock options are granted to a participant in excess of the $100,000 annual limitation set forth in Section 422(d)(1) of the Code, the options will be incentive stock options to the maximum extent allowed and will be nonqualified stock options as to any excess over that limitation. Incentive stock options must expire not more than 10 years from the date of grant. The 2025 Plan does not specify a maximum term for nonqualified options. The exercise price per share must be not less than 100% of the fair market value of a share of common stock on the date the option is granted for both incentive stock options and nonqualified options. Incentive stock options granted to a participant holding more than 10% of the common stock must expire not more than five years from the date of grant, and the exercise price per share must be not less than 110% of the fair market value of a share of common stock on the date the option is granted.

Restricted Awards

Restricted Awards may take the form of restricted shares. Restricted shares are shares of common stock which are subject to such limitations as the Board, or Compensation Committee deems appropriate, including, but not limited to, restrictions on sale or transfer. Additionally, restricted shares may be subject to forfeiture in the event the recipient terminates employment or service as a director or consultant during a specified period, or fails to meet designated performance goals, if any. Stock certificates representing restricted shares are issued in the name of the recipient but are held by the Company until the expiration of any restrictions, at which time the restrictive legends are removed from the stock certificates. Beginning with the date of issuance of restricted shares and prior to forfeiture, the recipient is entitled to the rights of a stockholder with respect to such shares, including voting and dividend rights. Shares issued as stock dividends will be subject to the same restrictions as the related restricted shares.

Other Stock-Based Awards

The Board, or Compensation Committee may grant other awards that involve payments or grants of shares of common stock or are measured by or in relation to shares of common stock. The 2025 Plan provides flexibility to design new types of stock-based or stock-related awards to attract and retain employees, directors and consultants in a competitive environment.

The Board had delegated administrative authority with respect to the 2025 Plan to the Compensation Committee. The 2025 Plan will remain in effect until February 13, 2035, or, if earlier, when awards have been granted covering all available shares under the 2025 Plan or the 2025 Plan is otherwise terminated by the Board. The Board may terminate the 2025 Plan at any time, but any such termination will not affect any outstanding awards. The Board may also amend the 2025 Plan from time to time, provided that no amendment may be made without stockholder approval if such approval is required by applicable law or the requirements of an applicable stock exchange or registered securities association.

Director Compensation

The following table sets forth the cash and non-cash compensation awarded to or earned by the members of our Board of Directors during the fiscal year ended December 31, 2025, except for Chan Heng Fai and Moe Tung Chan, whose information is set forth in the summary compensation table above:

Name	Directors’ Fee	Salary	Consultation Fee	Bonus	Total Compensation
Wong Tat Keung (1)	$53,341				$53,341
William Wu (2)	$30,000				$30,000
Wong Shui Yeung (3)	$53,341				$53,341
Lim Sheng Hon Danny (4)	$-	214,425	30,000		$244,425
Joanne Wong Hiu Pan	$20,000				$20,000

(1) Wong Tat Keung is compensated as a member of the Board of Directors of Alset International, HWH International Inc. and a member of the Company’s Board of Directors.

(2) William Wu is compensated as a member of the Board of Directors HWH International Inc. and a member of the Company’s Board of Directors.

(2) Wong Shui Yeung is compensated as a member of the Board of Directors of Alset International, HWH International Inc. and a member of the Company’s Board of Directors.

(3) Sheng Hon Danny Lim is compensated as an employee of Alset International and as a consultant to the Company.

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

Our Board of Directors sets the annual cash compensation for the independent members of our Board of Directors. In 2025 and 2024 the compensation to members of our Board of Directors was $5,000 per quarter. In addition to their current compensation, independent members of the Board of Directors are paid an additional payment of $2,000 for each Board or Board Committee meeting that such independent member shall attend during the fiscal year.

Certain of our directors are compensated for services on the Board of Directors of companies in which we are a shareholder, including but not limited to DSS, Inc., which compensates Mr. Wu.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders			1,147,024
Equity compensation plans not approved by security holders			-
Total			1,147,024

Security Ownership

The following table and accompanying footnotes set forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2026, referred to in the table below as the “Beneficial Ownership Date,” by:

●	each person who is known to be the beneficial owner of 5% or more of the outstanding shares of our common stock;
●	each member of our board of directors, director nominees and each of our named executive officers individually; and
●	all of our directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to stock options or warrants held by that person that are currently exercisable or exercisable within 60 days of the Beneficial Ownership Date and shares of restricted stock subject to vesting until the occurrence of certain events, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person (however, neither the stockholder nor the directors and officers listed below own any stock options or warrants to purchase shares of our common stock at the present time). The percentages of beneficial ownership are based on 38,895,830 shares of common stock outstanding as of the Beneficial Ownership Date.

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name.

Name and Address (1)	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Shares
Chan Heng Fai (2)	35,198,409	90.5%
Chan Tung Moe	0	0.0%
Lui Wai Leung Alan	0	0.0%
Rongguo Wei	0	0.0%
Wong Tat Keung	0	0.0%
William Wu	0	0.0%
Wong Shui Yeung	0	0.0%
Lim Sheng Hon Danny	0	0.0%
Joanne Wong Hiu Pan	0	0.0%
Charles MacKenzie	0	0.0%
All Directors and Officers (11 individuals)	35,198,409	90.5%

(1)	Except as otherwise indicated, the address of each of the persons in this table is c/o Alset Inc., 4800 Montgomery Lane, Suite 210, Bethesda, Maryland 20814.

(2)	Includes 31,322,903 shares of common stock held by Chan Heng Fai and 3,875,506 shares of common stock held by HFE Holdings Limited, of which Chan Heng Fai has sole voting and investment power with respect to such shares.

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

Transactions and Relationships with Directors, Officers and 5% Stockholders

Equity Award

On April 15, 2025, the Board of Directors of Alset Inc. awarded the Company’s Chairman and Chief Executive Officer, Chan Heng Fai, 1,000,000 restricted shares of the Company’s common stock (the “Shares”). The Shares were granted to Mr. Chan as compensation for services rendered to the Company pursuant to the terms of the Company’s 2025 Incentive Compensation Plan, as adopted on March 17, 2025. Under the terms and conditions of the Award Agreement, the Shares may not be sold, assigned, transferred, pledged, encumbered or otherwise disposed of prior to April 15, 2026.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. On December 31, 2025 and 2024, the outstanding balance was $12,500 and $11,618, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of December 31, 2025 and 2024, the outstanding balance was $4,168 and $4,177, respectively

In June and July 2025 Chan Heng Fai provided interest-free, due on demand advances to HWH International Inc. for its general operations. As of December 31, 2025, the outstanding balance was $4,263.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, Chief Development Officer of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services. In addition, MacKenzie Equity Partners, LLC has been paid certain bonuses, including a sum of $60,000 in June 2024, $75,000 in May 2025 and $120,000 in December 2025.

The Company incurred expenses of $495,000 and $360,000 in the years ended December 31, 2025 and 2024, respectively, which in 2025 were expensed and in 2024 were capitalized as part of Real Estate on the balance sheet as the services relate to property and project management. On December 31, 2025 and 2024, the Company owed this related party $39,529 and $27,535, respectively. These amounts are included in Accounts Payable in the accompanying condensed consolidated balance sheets.

Note Receivable from a Related Party Company

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

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into a loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matured on January 12, 2023, with automatic three-month extensions. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of December 31, 2025 and 2024 LVAML owes the Company $33,036 and $463,995, respectively.

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

On November 6, 2024, the Company’s subsidiary signed a loan agreement with HapiTravel Holding Pte. Ltd. (“HTHPL”) in the amount of $137,658 at a rate of 5% per annum, the maturity date of which is on or before the second anniversary of the effective date. During first quarter of 2025, the Company lent HTHPL additional $19,053. As of December 31, 2025 and 2024 the Company accrued $7,168 and $1,018 interest, respectively, and impaired $139,514 at December 31, 2025. As of December 31, 2025 and 2024 HTHPL owed $25,789 and $139,514, respectively, to the Company.

On December 18, 2024, the Company’s subsidiary sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

On December 17, 2024, the Company’s subsidiary entered into a shares purchase agreement with HTHPL, pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in exchange for a promissory note in the amount of $82,635, which bears a 6% interest rate and has a scheduled maturity two years from the date of the promissory note. As of December 31, 2025 and 2024, the Company accrued $4,839 and $190 interest, respectively, and HTHPL repaid $17,248 in 2025. As of December 31, 2025 and 2024 HTHPL owed $70,043 and $82,635, respectively, to the Company.

On January 23, 2025 the Company’s subsidiary entered into loan agreement with New Energy Asia Pacific Company Limited (“New Energy Asia”), pursuant to which the Company agreed to lend $69,326 to New Energy Asia. The loan carries simple annual interest rate of 8% and is due on January 23, 2026. As of December 31, 2025 the Company accrued $5,197 interest and New Energy Asia owed $74,614, to the Company.

On July 18, 2025, the Company’s subsidiary signed a loan agreement with HapiTravel Holding Pte. Ltd in the amount of $279,027 at a rate of 5% per annum, the maturity date of which is on or before the third anniversary of the effective date. As of December 31, 2025 the Company accrued $6,230 of interest. As of December 31, 2025 HTHPL owed $286,555 to the Company.

On August 20, 2025, the Company entered into a securities purchase agreement with DSS pursuant to which the Company purchased from DSS a Convertible Promissory Note (the “DSS Convertible Note”) in the amount of $500,000, convertible into shares of DSS’s common stock at the Company’s option until maturity on July 31, 2028. The DSS Convertible Note bears interest at the Prime Rate, which means the rate of interest quoted in the Wall Street Journal, Money Rates Section as the “Prime Rate.” At the time of filing, the Company has not converted any of the debt contemplated by DSS Convertible Note. As of December 31, 2025 the Company accrued $12,579 interest and DSS owed $512,579, to the Company.

On August 22, 2025, the Company’s subsidiary paid a bill on behalf of Value Exchange International (Hong Kong) Limited (“VEIHK”), a fellow subsidiary of VEII, in the amount of $34,190 as an interest-free loan, which is due on demand.

On September 5, 2025, the Company’s subsidiary entered into a loan agreement with VEIHK, in the amount of $84,820 at a rate of 8% per annum, the maturity date of which is on or before the three months of the effective date. The maturity date was subsequently extended to September 4, 2026. As of December 31, 2025 the Company accrued $2,189 interest and VEIHK owed $87,009, to the Company.

On October 1, 2025, the Company paid a bill on behalf of Value Exchange International Inc. in the amount of $7,500, which accrues 8% interest rate and is due on demand. As of December 31, 2025 the Company accrued $150 interest and VEII owed $7,650, to the Company.

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

New HWH had 6,476,400 shares of common stock issued and outstanding following a 1-for-5 reverse stock split of New HWH common stock on February 24, 2025. Of these shares, a total of 5,064,734 shares of New HWH common stock are now owned by the Sponsor, Alset International, and the Company directly. In addition, the Sponsor owns warrants convertible into up to 47,375 shares of New HWH common stock upon exercise.

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

Convertible Notes from Value Exchange

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

On September 6, 2023, Hapi Metaverse converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the 1st VEII Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. On December 31, 2025 the fair value of the remaining $100,000 of convertible note and warrants was $10,860 and $18,301, respectively. On December 31, 2024 the fair value of the remaining $100,000 of convertible note and warrants was $24,283 and $1,299,973, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, Hapi Metaverse loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the 2nd VEII Credit Agreement for a period of three years, until December 14, 2026. The principal under the 2nd VEII Credit Agreement accrues simple interest at 8% per annum. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle Hapi Metaverse to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. The fair value of this convertible note on December 31, 2025 and 2024 was $377,925 and $447,480, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000 (“2024 Credit Line”). Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement is due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date”). Prior to the Advance Maturity Date, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date without penalty or charge. The fair value of this convertible note on December 31, 2025 and 2024 was $100,633 and $97,867, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

VEII issued a Convertible Promissory Note (the “VEII Convertible Promissory Note”) for $30,000, dated as of March 28, 2025 to Alset Inc. as consideration for a loan in the same amount. This amount can be converted into shares of VEII pursuant to the terms of the VEII Convertible Promissory Note for a period of two years, until March 28, 2027. Interest on the outstanding balance of this Note shall accrue at a rate of 5% per annum. In the event that Alset Inc. converts all or a portion of the indebtedness into shares of VEII Common Stock, the conversion price shall be $0.0166 per share. The fair value of this convertible note on December 31, 2025 was $27,857. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

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

Convertible Notes from Sharing Services Global Corp.

On January 17, 2024, the Company received a Convertible Promissory Note (the “1st SHRG Convertible Note”) from Sharing Services Global Corp., an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the 1st SHRG Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The 1st SHRG Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the 1st SHRG Convertible Note, or July 17, 2024. The terms of the note and maturity date were subsequently extended. The new maturity date of the 1st SHRG Convertible Note is November 5, 2026. The fair value of this 1st SHRG Convertible Note on December 31, 2025 and 2024 was $258,409 and $468,093, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables). At the time of this filing, the Company has not converted the Loan Amount.

On March 20, 2024, HWH International Inc., a subsidiary of the Company, entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note (the “2nd SHRG Convertible Note) in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. 2nd SHRG Convertible Note bears a 6% interest rate and has scheduled maturity on March 20, 2027, three years from the date of the 2nd SHRG Convertible Note. At the time of this filing, HWH has not converted any of the debt contemplated by the 2nd SHRG Convertible Note nor exercised any of the warrants. On December 31, 2025 the fair value of the 2nd SHRG Convertible Note and warrants was $227,909 and $12, respectively. On December 31, 2024, the fair value of the 2nd SHRG Convertible Note and warrants was $212,708 and $13,272, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables).

On May 9, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “3rd SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The 3rd SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 3rd SHRG Convertible Note, May 9, 2027. Additionally, upon signing the 3rd SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 3rd SHRG Convertible Note. On December 31, 2025 and 2024, the fair value of the 3rd SHRG Convertible Note was $231,679 and $230,871, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On June 6, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “4th SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 4th SHRG Convertible Note, June 6, 2027. Additionally, upon signing the 4th SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 4th SHRG Convertible Note. On December 31, 2025 and 2024, the fair value of the 4th SHRG Convertible Note was $230,383 and $212,865, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On August 13, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “5th SHRG Convertible Note”) in the amount of $100,000, convertible into 35,714 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. The 5th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 5th SHRG Convertible Note, August 13, 2027. Additionally, upon signing the 5th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 5th SHRG Convertible Note. On December 31, 2025 and 2024, the fair value of the 5th SHRG Convertible Note was $91,066 and $88,209, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On January 15, 2025, HWH entered into a Loan Agreement (the “1st Loan Agreement”) with SHRG, under which HWH provided a loan to SHRG in the amount of $150,000. HWH may convert a portion or all of the outstanding balance due under the loan into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of maturity of the 1st Loan Agreement, January 15, 2028. The 1st Loan Agreement bears an 8% interest rate. At the time of this filing, HWH has not converted any of the debt contemplated by the 1st Loan Agreement. On December 31, 2025, the fair value of the 1st Loan Agreement was $160,941. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On March 31, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which SHRG issued a convertible promissory note to HWH in the amount of $150,000 (the “6th SHRG Convertible Note”). The 6th SHRG Convertible Note bears an 8% interest rate. The 6th SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at HWH’s option until maturity three (3) years from the date of the securities purchase agreement, March 31, 2028. In addition, SHRG granted HWH warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share, for an aggregate purchase price of $796,875. At the time of this filing, HWH has not converted any of the debt contemplated by the 6th SHRG Convertible Note nor converted any warrants. On December 31, 2025, the fair value of the 6th SHRG Convertible Note and warrants was $127,260 and $75, respectively. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

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

On June 27, 2025, HWH entered into a securities purchase agreement with SHRG pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “7th SHRG Convertible Note”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $60,000, Additionally, upon signing the 7th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of HWH. The 7th SHRG Convertible Note bears an 8% interest rate and has scheduled maturity on June 27, 2028. At the time of filing, HWH has not converted any of the debt contemplated by the 7th SHRG Convertible Note. On December 31, 2025, the fair value of the 7th SHRG Convertible Note was $52,535. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On September 17, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “8th SHRG Convertible Note”) in the amount of $70,000, convertible into 11,666,667 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $70,000. The 8th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, September 17, 2028. Additionally, upon signing the 8th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $5,600 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 8th SHRG Convertible Note. On December 31, 2025, the fair value of the 8th SHRG Convertible Note was $59,621. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On October 6, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “9th SHRG Convertible Note”) in the amount of $200,000, convertible into 33,333,333 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $200,000. The 9th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, October 6, 2028. Additionally, upon signing the 9th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $16,000 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 8th SHRG Convertible Note. On December 31, 2025, the fair value of the 9th SHRG Convertible Note was $170,945. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

On December 10, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “10th SHRG Convertible Note”) in the amount of $150,000, convertible into 25,000,000 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $150,000. The 10th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, December 10, 2028. Additionally, upon signing the 10th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 8th SHRG Convertible Note. On December 31, 2025, the fair value of the 10th SHRG Convertible Note was $126,081. (For further details on fair value valuation refer to Note 11. – Investments Measured at Fair Value, Convertible Note Receivables.)

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

On September 17, 2025, HWH entered into another definitive agreement to acquire the remaining 40% interest in L.E.H. Insurance Group, LLC. The acquisition closed on August 27, 2025. This acquisition was facilitated through the purchase of shares from SHRG. The Company paid $40,000 for the acquisition.

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

Item 14. Principal Accounting Fees and Services

The following table indicates the fees paid by us for services performed for the years ended December 31, 2025, and 2024:

	Year Ended December 31, 2025 (HTL)	Year Ended December 31, 2024 (Grassi)

Audit Fees	$52,000	$268,178
Audit-Related Fees	$-	$-
Tax Fees	$-	$6,165
All Other Fees	$-	$-
Total	$52,000	$274,343

Audit Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2025 and December 31, 2024 for the audit of our financial statements and review of our Form 10-Qs.

Audit-Related Fees. This category includes the aggregate fees billed for professional services rendered by the independent auditors during the years ended December 31, 2025 and December 31, 2024 for services performed in relation to valuations of convertible notes receivable and additional services the auditors performed per request of the foreign auditor of one of our subsidiaries.

Tax Fees. This category includes the aggregate fees billed for tax compliance services.

All Other Fees. This category includes the aggregate fees billed for all other services, exclusive of the fees disclosed above, rendered during the year ended December 31, 2025 and December 31, 2024.

On January 13, 2024, the Company engaged Grassi & Co., CPAs, P.C. (“Grassi”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2024. The decision to engage Grassi was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

On July 2, 2025, the Board of Directors of the Company dismissed Grassi as its independent registered public accounting firm at the recommendation of the Audit Committee.

On July 2, 2025, the Company engaged HTL International, LLC (“HTL”) as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2025. The decision to engage HTL was recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Consolidated Financial Statements included in Part II hereof:

Consolidated Balance Sheets at December 31, 2025 and 2024

Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024

(a)(2) List of Financial Statement schedules included in Part IV hereof:

None.

(a)(3) Exhibits

The following exhibits are filed with this Report or incorporated by reference:

Exhibit	No. Description
1.1	Underwriting Agreement, dated November 23, 2020, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2020.
1.2	Underwriting Agreement dated May 10, 2021 with Aegis Capital Corp., incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on May 13, 2021.
1.3	Underwriting Agreement, dated as of July 27, 2021, by and between Alset EHome International Inc. and Aegis Capital Corp., as representative of the underwriters named therein, incorporated by reference to Exhibit 1.1 on Form 8-K filed with the SEC on July 30, 2021.

1.4	Underwriting Agreement, dated as of December 5, 2021, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
1.5	Underwriting Agreement by and between the Company and Aegis Capital Corp., dated February 6, 2023., incorporated herein by reference to Exhibit 1.1 on Form 8-K filed with the SEC on February 8, 2023.
2.1	Certificate of Merger, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2021.
2.2	Agreement and Plan of Merger dated as of September 6, 2022, by and between Alset EHome International Inc. and Alset, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September, 6, 2022.
3.1	Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.2	Bylaws of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.3	Second Amended and Restated Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
3.4	Third Amended and Restated Certificate of Incorporation of HF Enterprises Inc., incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1/A, filed with the Securities and Exchange Commission on July 30, 2020.
3.5	Certificate of Amendment, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 4, 2021.
3.6	Certificate of Designation of the Company’s Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 4, 2021.
3.7	Certificate of Designation of the Company’s Series B Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 12, 2021.
3.8	Certificate of Amendment, incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on June 14, 2021.
3.9	Texas Certificate of Merger, filed on September 7, 2022 incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.10	Delaware Certificate of Merger, filed on September 12, 2022 incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.11	Restated Certificate of Formation of Alset, Inc. incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.12	Bylaws of Alset Inc. incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2022.
3.13	Certificate of Amendment to Certificate of Formation, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2022.
4.1	Form of Representative’s Warrant, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2020.
4.2	Form of Pre-funded Warrant, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.3	Form of Series A Warrant, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.4	Form of Series B Warrant, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 14, 2021.
4.5	Warrant Agent Agreement (including the terms of the Pre-funded Warrant), incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021.

4.6	Representative’s Warrant incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2021.
4.7	Form of Pre-funded Warrant, incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 1, 2021.
4.8	Form of Pre-funded Warrant, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2021.
4.9	Description of Capital Stock.
5.1	Opinion of Travis Heuszel, incorporated by reference to Exhibit 5.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2025.
10.1	HF Enterprises Inc. 2018 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
10.2	Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of February 8, 2021, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 12, 2021.
10.3	Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Tung Moe, dated as of July 1, 2021, incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on July 7, 2021.
10.4	Supplement to the Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of December 13, 2021 incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on December 17, 2021.
10.5	Amendment to Executive Employment Agreement, by and between Alset EHome International Inc., Alset Business Development Pte. Ltd. (formerly known as Hengfai Business Development Pte. Ltd.) and Chan Heng Fai, dated as of January 26, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022.
10.6	Service Agreement for Chief Executive Officer, between Alset International Limited and Chan Heng Fai, dated as of December 10, 2021, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2022.
10.7	Consulting Agreement, dated June 23, 2022, by and between SeD Development Management LLC and MacKenzie Equity Partners, LLC., incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 15, 2022
10.8	Amendment No. 1 to Assignment and Assumption Agreement, dated July 12, 2022, by and between Alset International Limited and DSS, Inc., incorporated by reference to Exhibit 10.3 to Form 8-K filed with the SEC on July 14, 2022.
10.9	Addendum to Consulting Agreement, by and between Alset EHome International Inc. and CA Global Consulting Inc., dated as of May 6, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022.
10.10(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of October 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.57 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023.
10.11(2)	First Amendment to Contract for Purchase and Sale and Escrow Instructions, dated as of November 28, 2022, by and between 150 CCM Black Oak, LTD and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.58 to the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2023.
10.12(1)(2)	Purchase and Sale Agreement, dated March 16, 2023, between 150 CCM Black Oak, LTD and Rausch Coleman Homes Houston, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023.

10.13(1)(2)	Contract of Sale, dated March 17, 2023, between 150 CCM Black Oak, LTD and Davidson Homes, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 28, 2023.
10.14	Term Sheet, dated December 13, 2023, by and between Alset Inc. and Chan Heng Fai, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2023.
10.15	Stock Purchase Agreement, dated as of November 21, 2023, between Alset International Limited and Wing Kwan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.16	Secured Promissory Note, dated as of November 21, 2023, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.17	Security Agreement, dated as of November 21, 2023, between Alset International Limited and Teh Wing Kwan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.18	Stock Purchase Agreement, dated as of November 21, 2023, between Alset International Limited and Massive Brilliant Limited, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.19	Secured Promissory Note, dated as of November 21, 2023, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.20	Security Agreement, dated as of November 21, 2023, between Alset International Limited and Massive Brilliant Limited, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 22, 2023.
10.21(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak, Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
10.22(1)(2)	Contract for Purchase and Sale and Escrow Instructions, dated as of November 13, 2023, between 150 CCM Black Oak, Ltd. and Century Land Holdings of Texas, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2023.
10.23	Stock Purchase Agreement dated September 26, 2024, between the Company and Alset International Limited, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2024.
10.24	Promissory Note dated September 26, 2024, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2024.
10.25	Security Agreement dated September 26, 2024, between the Company and Alset International Limited, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2024.
10.26	Stock Purchase Agreement with HWH International Inc. dated November 25, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 26, 2024.
10.27	Stock Purchase Agreement with DSS, Inc. dated December 10, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2024.
10.28	Form of Securities Purchase Agreement by and between Alset Inc. and the Purchasers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2025.
10.29	Placement Agency Agreement between the Company and Aegis Capital Corp. dated January 2, 2025, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2025.
10.30	Incentive Compensation Plan Stock Award Agreement, dated April 15, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2025.

10.31	Amended Term Sheet, between Alset Inc. and Chan Heng Fai, dated as of May 8, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2025.
10.32	Stock Purchase Agreement, between Alset Inc. and Chan Heng Fai, dated as of May 22, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025.
10.33	Convertible Note, between Alset Inc. and Chan Heng Fai, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2025.
10.34	Securities Purchase Agreement, between Alset International Limited and DSS, Inc., dated as of March 26, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2026.
10.35

Form of Convertible Promissory Note, between Alset International Limited and DSS, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2026.

10.36

Form of Common Stock Purchase Warrant of DSS, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2026.

14.1	Code of Conduct, incorporated herein by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
14.2	Code of Ethics for the CEO and Senior Financial Officers, incorporated herein by reference to Exhibit 14.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on December 23, 2019.
16.1	Letter from Grassi & Co., CPAs, P.C., incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 10-K filed with the Securities and Exchange Commission on July 2, 2025.
19.1**	Insider Trading Policy
21*	Subsidiaries of the Company.
23.1*	Consent of Grassi & Co., CPAs, P.C.
31.1a*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy of Alset Inc., incorporated herein by referenced to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on April 1, 2024.
99.1	2025 Incentive Compensation Plan (Incorporated by Reference in the Company’s Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed by the Company with the SEC on February 24, 2025).
99.2*	Audited Financial Statements of New Energy Asia Pacific Inc. for the year ended December 31, 2025
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Alset Inc.

Dated: March 31, 2026	By:	/s/ Rongguo (Ronald) Wei
	Name:	Rongguo (Ronald) Wei
	Title:	Co-Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chan Heng Fai	Chief Executive Officer, Director	March 31, 2026
Chan Heng Fai	(Principal Executive Officer)

/s/ Chan Tung Moe	Chief Executive Officer, Director	March 31, 2026
Chan Tung Moe	(Principal Executive Officer)

/s/ Lui Wai Leung Alan	Co-Chief Financial Officer	March 31, 2026
Lui Wai Leung Alan	(Principal Financial Officer and Principal Accounting Officer)

/s/ Rongguo (Ronald) Wei	Co-Chief Financial Officer	March 31, 2026
Rongguo (Ronald) Wei	(Principal Financial Officer and Principal Accounting Officer)

/s/ Wong Tat Keung	Director	March 31, 2026
Wong Tat Keung

/s/ William Wu	Director	March 31, 2026
William Wu

/s/ Wong Shui Yeung	Director	March 31, 2026
Wong Shui Yeung

/s/ Lim Sheng Hon Danny	Director	March 31, 2026
Lim Sheng Hon Danny

/s/ Joanne Wong Hiu Pan	Director	March 31, 2026
Joanne Wong Hiu Pan

