Form 10-Q
period 2026-03-31
Alset Inc.
filed 2026-05-14
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026 there were 38,895,830 shares of the registrant’s common stock $0.001 par value per share outstanding.

1

Part I. Financial Information

Item 1. Financial Statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
Assets:
Current Assets:
Cash and Cash Equivalents	$21,478,610	$25,184,990
Restricted Cash	-	107,982
Account Receivables, Net	55,696	57,002
Other Receivables, Net	2,154,034	2,354,100
Note Receivables - Related Parties, Net	1,711,997	1,478,463
Convertible Loan Receivables - Related Party	505,245	636,334
Prepaid Expense	105,837	182,276
Inventory	7,699	6,215
Investment in Securities at Fair Value	9,192,757	14,683,317
Deposits	84,395	75,108
Total Current Assets	35,296,270	44,765,787

Real Estate - Rental Properties, Net	29,352,273	29,620,952
Property and Equipment, Net	456,816	477,912
Operating Lease Right-Of-Use Assets, Net	373,960	494,957
Deposits	215,810	212,119
Other Assets	17,018	-
Convertible Loan Receivables - Related Party	4,647,961	2,130,349
Investment in Securities at Fair Value - Related Party	6,342,037	3,751,343
Investment in Securities at Cost	32,768	18,227
Investment in Equity Method Securities	55,006,946	55,115,468
Total Assets	$131,741,859	$136,587,114

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$2,288,863	$5,041,818
Operating Lease Liabilities	507,685	578,916
Notes Payable	413,703	290,889
Notes Payable - Related Parties	21,744	21,508
Total Current Liabilities	3,231,995	5,933,131

Long-Term Liabilities:
Operating Lease Liabilities	195,736	332,035
Notes Payable	558,136	658,799
Total Liabilities	3,985,867	6,923,965

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 250,000,000 shares authorized; 39,401,786 shares issued on March 31, 2026 and December 31, 2025; 38,895,830 shares outstanding on March 31, 2026 and December 31, 2025	39,402	39,402
Additional Paid in Capital	423,797,959	421,138,522
Treasury Stock at Cost (505,956 shares on March 31, 2026 and December 31, 2025)	(1,004,875)	(1,004,875)
Accumulated Deficit	(303,788,464)	(299,266,482)
Accumulated Other Comprehensive Income (Loss)	350,601	168,802
Total Alset Inc. Stockholders’ Equity	119,394,623	121,075,369
Non-controlling Interests	8,361,369	8,587,780
Total Stockholders’ Equity	127,755,992	129,663,149

Total Liabilities and Stockholders’ Equity	$131,741,859	$136,587,114

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three-Months Ended March 31,
	2026	2025

Revenue
Rental	$726,659	$717,805
Other	254,119	350,498
Total Revenue	980,778	1,068,303
Operating Expenses
Cost of Sales	705,668	777,529
General and Administrative	2,927,550	3,595,412
Impairments	-	627,480
Total Operating Expenses	3,633,218	5,000,421

Loss from Operations	(2,652,440)	(3,932,118)

Other (Expense) Income
Interest Income	31,931	92,888
Interest Income - Related Party	89,755	51,629
Interest Expense	(10,167)	(51,118)
Foreign Exchange Transaction Gain (Loss)	108,943	(1,409,102)
Unrealized (Loss) Gain on Securities Investment	(1,823,043)	280,908
Unrealized Loss on Securities Investment - Related Party	(748,601)	(3,801,655)
Realized Loss on Securities Investment	(447,599)	(180,096)
Loss on Equity Method Investment	(106,452)	(631,568)
Other Income, Net	302,390	118,288
Total Other Expense, Net	(2,602,843)	(5,529,826)

Net Loss Before Income Taxes	(5,255,283)	(9,461,944)

Income Tax Expense	-	(42,948)

Net Loss	(5,255,283)	(9,504,892)

Net Loss Attributable to Non-Controlling Interest	(733,301)	(1,171,415)

Net Loss Attributable to Common Stockholders	$(4,521,982)	$(8,333,477)

Net Loss	$(5,255,283)	$(9,504,892)
Other Comprehensive Gain (Loss)
Foreign Currency Translation Adjustment	247,103	1,417,410
Total Comprehensive Loss	(5,008,180)	(8,087,482)

Less Comprehensive Loss Attributable to Non-controlling Interests	(698,113)	(969,576)
Total Comprehensive Loss Attributable to Common Shareholders	(4,310,067)	(7,117,906)

Net Loss Per Share - Basic and Diluted	$(0.12)	$(0.78)

Weighted Average Common Shares Outstanding - Basic and Diluted	38,895,830	10,701,411

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock				Accumulated
	Shares	Par Value $0.001	Additional Paid in Capital	Treasury Stock at Cost	Other Comprehensive Income	Accumulated Deficit	Total Alset Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2025	39,401,786	$39,402	$421,138,522	$(1,004,875)	$168,802	$(299,266,482)	$121,075,369	$8,587,780	$129,663,149

Gain from DSS Convertible Note and Warrants	-	-	2,574,848	-	-	-	2,574,848	427,541	3,002,389

Sale of HWH stock	-	-	84,589	-	-	-	84,589	14,045	98,634

Change in Non-Controlling Interest	-	-	-	-	(30,117)	-	(30,117)	30,117	-

Foreign Currency Translations	-	-	-	-	211,916	-	211,916	35,187	247,103

Net Loss	-	-	-	-	-	(4,521,982)	(4,521,982)	(733,301)	(5,255,283)

Balance at March 31, 2026	39,401,786	39,402	423,797,959	(1,004,875)	350,601	(303,788,464)	119,394,623	8,361,369	127,755,992

	Three Months Ended March 31, 2025
	Common Stock			Accumulated
	Shares	Par Value $0.001	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Total Alset Stockholders’ Equity	Non-Controlling Interests	Total Stockholders’ Equity
Balance at January 1, 2025	9,235,119	$9,235	$334,023,233	$(849,862)	$(251,851,540)	$81,331,066	$8,867,785	$90,198,851

Issuance of Common Stock	1,500,000	1,500	1,202,043	-	-	1,203,543	-	1,203,543

Issuance of HWH Common Stock & Warrants exercise	-	-	1,033,376	-	-	1,033,376	376,607	1,409,983

Gain from SHRG Warrants	-	-	63,859	-	-	63,859	23,273	87,132

Acquisition of LEH Insurance Group LLC	-	-	-	-	-	-	(1,654)	(1,654)

Change in Non-Controlling Interest	-	-	-	(150,783)	-	(150,783)	150,783	-

Foreign Currency Translations	-	-	-	1,215,571	-	1,215,571	201,839	1,417,410

Net Loss	-	-	-	-	(8,333,477)	(8,333,477)	(1,171,415)	(9,504,892)

Balance at March 31, 2025	10,735,119	$10,735	$336,322,511	$214,926	$(260,185,017)	$76,363,155	$8,447,218	$84,810,373

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities
Net Loss from Operations	$(5,255,283)	$(9,504,892)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	283,528	328,808
Non-Cash Lease Expenses	131,068	217,635
Impairments	-	627,480
Foreign Transaction (Gain) Loss	(108,943)	1,409,102
Unrealized Loss (Gain) on Securities Investment	1,823,043	(280,908)
Unrealized Loss on Securities Investment - Related Party	748,601	3,801,655
Realized Loss on Securities Investment	447,599	180,096
Loss on Equity Method Investment	106,452	631,568
Changes in Operating Assets and Liabilities, net of acquisitions
Real Estate Reimbursement Receivable	38,700	582,500
Account Receivables	421	(15,360)
Other Receivable - Related Parties	-	(12,000)
Prepaid Expense	76,158	53,214
Deposits	(6,429)	(16,357)
Trading Securities	3,230,148	(937,705)
Inventory	(1,496)	(1,007)
Accounts Payable and Accrued Expenses	(2,813,045)	(617,960)
Deferred Revenue	-	14,872
Operating Lease Liabilities	(191,559)	(216,895)
Net Cash Used in Operating Activities	(1,491,037)	(3,756,154)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(6,870)	(61,244)
Purchase of Investment Securities	(14,907)	-
Proceeds from Sale of Equity Security Investment of a Related Party	98,634	-
Issuing Loan Receivable - Related Party	(3,510,278)	(479,297)
Collection of Loan Receivable - Related Party	775,961	79,036
Net Cash Used in Investing Activities	(2,657,460)	(461,505)

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	-	2,613,526
Borrowing from a Commercial Loan	4,816	-
Repayment to Notes Payable	(10,968)	(280,074)
Net Cash (Used in) Provided by Financing Activities	(6,152)	2,333,452

Net Decrease in Cash and Cash Equivalents and Restricted Cash	(4,154,649)	(1,884,207)
Effects of Foreign Exchange Rates on Cash and Cash Equivalents	340,287	24,744
Cash and Cash Equivalents and Restricted Cash - Beginning of Period	25,292,972	28,183,726
Cash and Cash Equivalents and Restricted Cash- End of Period	$21,478,610	$26,324,263

Cash	$21,478,610	$25,194,810
Restricted Cash	$-	$1,129,453
Total Cash and Restricted Cash	$21,478,610	$26,324,263

Supplementary Cash Flow Information
Cash Paid for Interest	$1,035	$992
Cash Paid for Taxes	$-	$42,948

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of ROU / Lease Liability	$-	$132,044
Gain from DSS Warrants and Convertible Notes	$3,002,389	$87,131

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF OPERATIONS

Nature of Operations

Alset Inc. (the “Company” or “AEI”), was incorporated in the State of Delaware on March 7, 2018. AEI is a diversified holding company principally engaged through its subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea, the People’s Republic of China, and Taiwan. We manage a significant portion of our businesses through our 85.8% owned subsidiary, Alset International Limited (“Alset International”), a public company traded on the Singapore Stock Exchange.

The Company has four operating segments based on the products and services we offer, which include three of our principal businesses – real estate, digital transformation technology and biohealth – as well as a fourth category consisting of certain other business activities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations. As of and for the three months ended March 31, 2026, the Company had an accumulated deficit of $303,788,464 and a loss from operations of $5,255,283. These conditions initially raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

Management has evaluated its plans to address these conditions, including the Company’s current liquidity, expected operating cash inflows, and cash generated from real estate activities. As of March 31, 2026, the Company had cash of $21,478,610 and restricted cash of $0, compared to cash of $25,184,990 and restricted cash of $107,982 as of December 31, 2025. Based on these factors and management’s plans, management believes that the substantial doubt previously identified has been alleviated.

However, there can be no assurance that the Company will be successful in executing its plans or generating sufficient liquidity, and failure to do so could adversely affect the Company’s operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or any other interim periods or for any other future years. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2025 filed on March 31, 2026.

The condensed consolidated financial statements include all accounts of the Company and its majority owned and controlled subsidiaries. The Company consolidates entities in which it owns more than 50% of the voting common stock and controls operations. All intercompany transactions and balances among consolidated subsidiaries have been eliminated.

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of March 31, 2026 and December 31, 2025, as follows:

Name of subsidiary	State or other jurisdiction of	Attributable interest as of,
consolidated under AEI	incorporation or organization	March 31, 2026		December 31, 2025
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.8		85.8
Singapore Construction & Development Pte. Ltd.	Singapore	85.8		85.8
Singapore Construction Pte. Ltd.	Singapore	85.8		85.8
Global BioMedical Pte. Ltd.	Singapore	85.8		85.8
Health Wealth Happiness Pte. Ltd.	Singapore	62.5		62.5
SeD Capital Pte. Ltd.	Singapore	85.8		85.8
LiquidValue Asset Management Pte. Ltd.	Singapore	85.8		85.8
Alset Solar Limited	Hong Kong	85.8		85.8
Alset F&B One Pte. Ltd.	Singapore	72.5		72.5
BMI Capital Partners International Limited	Hong Kong	85.8		85.8
SeD Perth Pty Ltd	Australia	85.8		85.8
SeD Intelligent Home Inc.	United States of America	85.8		85.8
Winning Catering Group, Inc. (f.k.a. LiquidValue Development Inc.)	United States of America	85.8		85.8
Alset EHome Inc.	United States of America	85.8		85.8
SeD USA, LLC	United States of America	85.8		85.8
150 Black Oak GP, Inc.	United States of America	85.8		85.8
SeD Development USA Inc.	United States of America	85.8		85.8
150 CCM Black Oak, Ltd.	United States of America	85.8		85.8
SeD Texas Home, LLC	United States of America	100		100
SeD Ballenger, LLC	United States of America	85.8		85.8
SeD Maryland Development, LLC	United States of America	71.6		71.6
SeD Development Management, LLC	United States of America	72.9		72.9
Hapi Metaverse Inc.	United States of America	99.6		99.6
HotApp BlockChain Pte. Ltd.	Singapore	99.6		99.6
HotApp International Limited	Hong Kong	99.6		99.6
UBeauty Limited	Hong Kong	85.8		85.8
BioHealth Water Inc.	United States of America	85.8		85.8
Hapi Robot Pte. Ltd.	Singapore	85.8		85.8
American Home REIT Inc.	United States of America	100		100
Hapi Cafe Inc.	Texas, United States of America	62.5		62.5
HWH (S) Pte. Ltd.	Singapore	85.8		85.8
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
Alset F&B Holdings Pte. Ltd.	Singapore	62.5		62.5
Credas Capital Pte. Ltd.	Singapore	64.3		64.3
Credas Capital GmbH	Switzerland	64.3		64.3
Smart Reward Express Limited	Hong Kong	99.6		99.6
AHR Texas Two, LLC	United States of America	100		100
AHR Black Oak One, LLC	United States of America	85.8		85.8
AHR Texas Three, LLC	United States of America	100		100
Hapi Cafe Korea Inc.	South Korea	62.5		62.5
Alset Acquisition Sponsor, LLC	United States of America	93.6		93.6
Alset Spac Group Inc.	United States of America	93.6		93.6
Hapi WealthBuilder Pte. Ltd.	Singapore	62.5		62.5
Hapi iRobot Pte. Ltd.	Singapore	62.5		62.5
HWH International Inc.	United States of America	62.5		62.5
Hapi Cafe SG Pte. Ltd.	Singapore	62.5		62.5
Hapi Cafe Limited	Hong Kong	99.6		99.6
Hapi Group HK Limited	Hong Kong	99.6		99.6
AHR Texas Four, LLC	United States of America	100		100
Hapi Robot Service Pte. Ltd.	Singapore	99.6		99.6
Guangdong LeFu Wealth Investment Consulting Co., Ltd.	China	99.6		99.6
Dongguan Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Ketomei Pte. Ltd.	Singapore	34.8	*	34.8	*
Hapi Café Co., Ltd.	Taiwan	99.6		99.6
Hapi Robot Inc.	United States of America	64.8		64.8
Hapi Café Sdn. Bhd.	Malaysia	62.5		62.5
L.E.H. Insurance Group, LLC	United States of America	62.5		62.5
Hapi Wealth Builder Limited	Hong Kong	62.5		62.5
LVD Merger Corp.	United States of America	85.8		85.8
Alset Real Estate Holdings Inc.	United States of America	85.8		85.8
New Energy Asia Pacific Inc.	United States of America	100		100
Alset Robot Inc.	United States of America	68.2		68.2
Hapi Marketplace Limited	Hong Kong	100		-

*	Although the Company indirectly holds less than 50% of shares of these entities, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

During the year ended December 31, 2025, the Company disposed some subsidiaries which had no or very minimal activities. The disposal of these entities had immaterial effect on the Company’s consolidated financial statements and their deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

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

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit were outstanding as of December 31, 2025. On February 11, 2026, approximately $107,991 was released from collateral for outstanding letters of credit. In February 2026, the remaining outstanding letter of credit was fully released, and the related letter-of-credit facility was closed. As of March 31, 2026 and December 31, 2025, the total balance of this account was $0 and $107,982, respectively.

Account Receivables and Allowance for Credit Losses

Account receivables is recorded at invoiced amounts net of an allowance for credit losses and does not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing account receivables. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Account receivables considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2026 and December 31, 2025, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers. As of March 31, 2026 and December 31, 2025, the balance of account receivables was $55,696 and $57,002, respectively.

Other Receivables and Allowance for Credit Losses

Other receivables include developer reimbursements for Lakes at Black Oak and Alset Villas projects. The Company accrues reimbursement receivables based on amounts it expects to receive from each respective development partner. Certain reimbursements include interest, which the Company books in the consolidated statements of operations. When the actual cash received exceeds the amounts previously accrued, the excess is recognized in other income. As of March 31, 2026 and December 31, 2025, $678,100 and $716,800, respectively, in reimbursement amounts remained outstanding and is included in other receivables on the consolidated balance sheet.

The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company, and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at March 31, 2026 and December 31, 2025.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of March 31, 2026 and December 31, 2025, inventory consisted of finished goods from subsidiaries of HWH International Inc. and Hapi Metaverse Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

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

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. DSS, Inc. (“DSS”), HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation, “HIPH”), Value Exchange International Inc. (“VEII”), and Sharing Services Global Corp. (“SHRG”) are publicly traded companies and their fair value is determined by quoted stock prices.

●	The Company has significant influence over DSS. As of March 31, 2026 and December 31, 2025, the Company owned approximately 43.6% of the common stock of DSS. Our CEO, Chan Heng Fai, is an owner of additional common stock of DSS (not including any common or preferred shares we hold). In addition, our Chief Executive Officer is the Chairman of the Board of Directors of DSS. Apart from Chan Heng Fai, several other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of DSS (Chan Tung Moe, our Co-Chief Executive Officer and a son of Chan Heng Fai, Lim Sheng Hon Danny, Wong Shui Yeung, Wu Wai William Leung, and Joanne Wong Hiu Pan).

●	The Company has significant influence over HIPH as the Company holds approximately 0.5% of the common shares of HIPH and our Chief Executive Officer, Chan Heng Fai, is the majority owner of the common stock of HIPH (not including any common shares we hold).

●	The Company has significant influence over VEII as the Company holds approximately 45.8% of the common shares of VEII. Chan Heng Fai and another member of the Board of Directors of Hapi Metaverse Inc., Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung, and Lim Sheng Hon Danny).

●	The Company has significant influence over SHRG as the Company holds approximately 29.0% of the common shares of SHRG. Our Chief Executive Officer is a significant stockholder of SHRG shares.

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

On March 14, 2024, the Company entered into a share subscription agreement through its subsidiary Alset F&B Holding Pte. Ltd. (“F&BH”) for 19,000 shares of Ideal Food & Beverage Pte. Ltd. (“IFBPL”), constituting 19% of the issued shares of IFBPL. The subscription fee of $14,010 was paid to IFBPL on May 23, 2024. The Company impaired this investment of $14,010 to $0, due to net liabilities of IFBPL as of December 31, 2024.

On February 26, 2026, the Company entered into a share subscription agreement through F&BH for additional 19,000 shares of newly issued 100,000 shares of IFBPL. The subscription fee of $14,974 was paid to IFBPL on February 26, 2026. Following the new subscription, the Company holds a total of 38,000 shares out of 200,000 total outstanding shares of IFBPL, representing 19% of IFBPL’s outstanding shares.

On May 31, 2021, the Company’s indirect subsidiary, UBeauty Limited, invested $19,609 in K Beauty Research Lab Co., Ltd (“K Beauty”) for 18% ownership. K Beauty was established for sourcing, developing and producing variety of Korea-made beauty products as well as Korea - originated beauty contents for the purpose of distribution to HWH’s membership distribution channel.

On April 25, 2024, the Company entered into a binding term sheet through its subsidiary Health Wealth Happiness Pte Ltd. (“HWHPL”) outlining a joint venture with Chen Ziping, an experienced entrepreneur in the travel industry, and Chan Heng Fai, the Company’s Executive Chairman, as a part of the Company’s strategy of building its travel business in Asia. The joint venture company (referred to here as the “JVC”) is known as HapiTravel Holding Pte. Ltd. The JVC was incorporated in July 2024 and is owned by: (a) HWHPL holds 19% of the shares in the JVC; (b) Chan Heng Fai holds 11%; and (c) the remaining 70% of the shares in the JVC are held by Chen Ziping.

On April 23, 2025, the Company completed the sale of HWH World Inc. (“HWHKOR”) by Health Wealth Happiness Pte. Ltd. (“HWHPL”) to AES Group Inc. (“AES”), a Korean entity. The sale was consummated under a term sheet signed on April 20, 2025, pursuant to which the Company agreed to transfer its 100% equity interest in HWHKOR to AES. In exchange, AES agreed to issue new shares, representing 19.9% of the enlarged share capital of AES to the Company upon closing. Total of $384,356 gain was generated from this deal and recorded in the Company’s statement of operations. The disposal of HWHKOR had immaterial effect on the Company’s consolidated financial statements and the deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company, owns 16.4% of American Medical REIT Inc. (“AMRE”) as of March 31, 2026, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our Chairman and CEO, is the executive chairman and director of AMRE. DSS, of which we own 43.6% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence over AMRE. The Company’s share of losses from AMRE exceeded the carrying amount of the investment, and as a result, the Company suspended recognition of additional losses. The Company will resume recognizing its share of losses only to the extent that it subsequently becomes obligated to fund the investee’s losses or the investee returns to profitability and the Company’s share of earnings exceeds its previously unrecognized losses.

American Pacific Financial, Inc.

The Company owns 36.9% of the shares of the common stock of American Pacific Financial, Inc., formerly known as American Pacific Bancorp, Inc. (“APF”). APF is organized for the purposes of being a financial network holding company, focused on providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. The Company elected to apply the equity method accounting to its investment in APF, as the Company retains significant influence over APF. During the three months ended March 31, 2026 and 2025, the investment loss was $23,452 and $565,769, respectively. As of March 31, 2026 and December 31, 2025, the investment in APF was $2,384,946 and $2,408,398, respectively.

Sentinel Brokers Company Inc.

The Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), owns 39.8 shares (8.76%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”). Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as our CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we own 43.6% and have significant influence over, owns 90% of Sentinel. During the three months ended March 31, 2026, the investment loss in Sentinel was $2,070. During the three months ended March 31, 2025, the investment loss in Sentinel was $65,799. Investment in Sentinel was $0 and $2,070 at March 31, 2026 and December 31, 2025, respectively. The Company’s share of losses from Sentinel exceeded the carrying amount of the investment, and as a result, the Company suspended recognition of additional losses. The Company will resume recognizing its share of losses only to the extent that it subsequently becomes obligated to fund the investee’s losses or the investee returns to profitability and the Company’s share of earnings exceeds its previously unrecognized losses.

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

NEAPI owns 41.5% of the issued and outstanding shares of New Energy Asia Pacific Company Limited (“New Energy”), a Hong Kong corporation. New Energy focuses on distributing all-electric versions of special-purpose and transportation vehicles, charging stations and batteries. During the three months ended March 31, 2026, the Company recognized its equity in loss of investee in New Energy of $83,000.

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

Accordingly, the Company reduced the carrying amount of the investment to its estimated fair value of approximately $52.7 million as of December 31, 2025. Investment in New Energy was $52,622,000 at March 31, 2026.

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

Deposits

Deposits represent refundable rental deposits paid in connection with office and café leases. Deposits are classified as current assets if the related lease agreements are scheduled to expire within twelve months from the balance sheet date. Deposits associated with leases extending beyond twelve months are classified as noncurrent assets. As of March 31, 2026 and December 31, 2025, $84,395 and $75,108 of deposits, respectively, were current and would be refundable within the next twelve months. As of March 31, 2026 and December 31, 2025, $215,810 and $212,119 of deposits, respectively, were noncurrent.

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with FASB ASC 805 - “Business Combinations”, when acquired assets are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are reduced when lots are sold. The Company did not capitalize construction costs during the three months ended March 31, 2026 and the year ended December 31, 2025.

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

The Company did not record impairment on any of its projects during the three months ended on March 31, 2026 and 2025.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of March 31, 2026 and December 31, 2025, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during three months ended March 31, 2026 and 2025.

Rental of Model Houses

In May 2023, the Company entered into a lease agreement for one of its model houses located in Montgomery County, Texas. The lease was terminated in February 2025. In the last quarter of 2025, the management procured a new tenant to occupy the premises, after the office used for real estate sales was converted back to a garage.

On July 14, 2023, 150 CCM Black Oak Ltd entered into a model home lease agreement with Davidson Homes, LLC (“Davidson”). On August 3, 2023, 150 CCM Black Oak Ltd entered into a development and construction agreement with Davidson Homes, LLC to build a model house located in Montgomery County, Texas. On January 4, 2024, 150 CCM Black Oak Ltd sent $220,076 to Davidson as reimbursement for final construction cost and the contractor’s fee. The model home lease commenced on January 1, 2024, lease term is twenty-four (24) full months and annual base rent equals to twelve percentage (12%) of the total of the final cost of construction and the contractor’s fee. Starting January 1, 2026 Davidson’s contract continues on month-to-month basis.

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the three months ended March 31, 2026 and the year ended December 31, 2025, the Company did not recognize any deferred revenue and collected all rents due.

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

Cost of Food and Beverage Revenue

Cost of F&B revenue consists of cost of procuring finished goods from suppliers and related shipping and handling fees.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the three months ended March 31, 2026 and 2025, the Company did not record any stock-based compensation expense.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange gain of $108,943 and foreign exchange loss of $1,409,102 during the three months ended on March 31, 2026 and 2025, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded foreign currency translation adjustment gains within other comprehensive income of $247,103 and $1,417,410 for the three months ended March 31, 2026 and 2025, respectively. The foreign currency transactional gains and losses are recorded in operations.

Earnings (Loss) per Share

The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share are calculated by dividing the profit or loss attributable to common stock shareholders of the Company by the weighted-average number of common shares outstanding during the year, adjusted for treasury shares held by the Company.

Diluted earnings (loss) per share are determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At March 31, 2026 and December 31, 2025, there were 425,216 potentially dilutive warrants outstanding.

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

Presentation Changes

For the three months ended March 31, 2025, the Company presented other income and other expense as separate line items in the condensed consolidated statements of operations. Beginning in the three months ended March 31, 2026, the Company combined these amounts and presented them on a net basis as other income, net, to conform to the current period presentation.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). This update enhances the clarity and organization of interim reporting and the applicability of Topic 270. It also clarifies the required form and content of interim financial statements, including requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the update either prospectively or retrospectively. We are currently evaluating the impact of adopting this standard on our financial statements and disclosures.

3. CONCENTRATIONS

The Company maintains cash balances at various financial institutions in different countries. These balances are usually secured by the central banks’ insurance companies. At times, these balances may exceed the insurance limits.

For the three months ended March 31, 2026, no single customer accounted for 10% or more of the Company’s revenue.

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

The following table summarizes the Company’s segment information for the following balance sheet dates presented, and for the three months ended March 31, 2026 and 2025:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total
Three Months Ended on March 31, 2026
Revenue	$726,659	$-	$-	$254,119	$980,778
Cost of Sales	(638,041)	-	-	(67,627)	(705,668)
Gross Profit	88,618	-	-	186,492	275,110
Operating Expenses	(668,431)	(49,389)	(97,620)	(2,112,111)	(2,927,550)
Operating Loss	(579,813)	(49,389)	(97,620)	(1,925,619)	(2,652,440)
Other Income (Expense)	-	(57,691)	(6,262)	(2,538,890)	(2,602,843)
Net Loss Before Income Tax	(579,813)	(107,080)	(103,882)	(4,464,509)	(5,255,283)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total
Three Months Ended on March 31, 2025
Revenue	$717,805	$-	$-	$350,498	$1,068,303
Cost of Sales	(602,785)	-	-	(174,744)	(777,529)
Gross Profit	115,020	-	-	175,754	290,774
Operating Expenses	(1,144,805)	(163,554)	(512,932)	(2,401,601)	(4,222,892)
Operating Loss	(1,029,785)	(163,554)	(512,932)	(2,225,847)	(3,932,118)
Other Income (Expense)	10,720	(1,251,283)	(698,374)	(3,590,890)	(5,529,826)
Net Loss Before Income Tax	(1,019,065)	(1,414,837)	(1,211,306)	(5,816,737)	(9,461,944)

5. REAL ESTATE ASSETS

As of March 31, 2026 and December 31, 2025, real estate assets consisted of the following:

Description	Land	Building & Improvements	Other	Accumulated Depreciation	Total Net Carrying Amount
Balance at December 31, 2025	$6,060,083	$27,477,467	$310,173	$(4,226,771)	$29,620,952
Depreciation Expense	—	—	—	(268,679)	(268,679)
Balance at March 31, 2026	$6,060,083	$27,477,467	$310,173	$(4,495,450)	$29,352,273

Description	Land	Building & Improvements	Other	Accumulated Depreciation	Total Net Carrying Amount
Balance at December 31, 2024	$6,060,083	$27,477,467	$310,173	$(3,152,054)	$30,695,669
Depreciation Expense	—	—	—	(268,679)	(268,679)
Balance at March 31, 2025	$6,060,083	$27,477,467	$310,173	$(4,226,771)	$30,426,990

Single family residential properties

As of March 31, 2026 and December 31, 2025, the Company owned 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $268,679 and $268,679 in the three months ended March 31, 2026 and 2025, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SFRs as of March 31, 2026:

	Number of Homes	Aggregate Initial Investment	Average Investment per Home
SFRs	132	$31,388,691	$237,793

6. NOTES PAYABLE

As of March 31, 2026 and December 31, 2025, notes payable consisted of the following:

	March 31, 2026	December 31, 2025
Motor Vehicle Loans	$86,089	$98,091
Loans for Operations	22,316	22,415
Promissory Note to D. Boral Capital LLC	837,382	829,182
Total notes payable	$945,787	$949,688

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan expired during 2022 and only L/C is outstanding as of March 31, 2026 and December 31, 2025. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 and February 11, 2026, approximately $201,751 and $107,991, respectively, was released from collateral for outstanding letters of credit. In February 2026, the remaining outstanding letter of credit was fully released, and the related letter-of-credit facility was closed.

Promissory Note to D. Boral Capital LLC

On December 18, 2023, the Company’s subsidiary, HWH International Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by HWH and D. Boral Capital LLC (“D. Boral Capital”) (previously known as EF Hutton LLC), a division of Benchmark Investments, LLC, under which in lieu of HWH tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the HWH shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event HWH completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full. As of March 31, 2026, the Company accrued $126,757 in interest on the promissory note and owed $837,382 to D. Boral Capital. As of December 31, 2025, the Company accrued $118,557 in interest on the promissory note and owed $829,182 to D. Boral Capital. The remaining principal will be repaid in three installments of $236,875 due in October of 2026, 2027, and 2028.

7. RELATED PARTY TRANSACTIONS

Purchase of Shares and Warrants from HIPH

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and warrants to purchase 1,220,390,000 shares with an exercise price of $0.0001 per share, from HIPH, for an aggregate purchase price of $122,039. We value the HIPH warrants under level 3 category through a Black Scholes option pricing model. The fair value of the HIPH warrants was $973 as of March 31, 2026 and December 31, 2025.

Convertible Notes from Value Exchange

On January 27, 2023, Hapi Metaverse Inc. and HIPH World Inc. (together with Hapi Metaverse Inc., the “Lenders”) entered into a Convertible Credit Agreement (the “1st VEII Credit Agreement”) with VEII. The 1st VEII Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the 1st VEII Credit Agreement at 8%. The 1st VEII Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the 1st VEII Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock. The maturity date of the note was extended to February 23, 2029 in March 2026.

On September 6, 2023, Hapi Metaverse converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the 1st VEII Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. On March 31, 2026 the fair value of the remaining $100,000 of convertible note and warrants was $19,699 and $18,227, respectively. On December 31, 2025 the fair value of the remaining $100,000 of convertible note and warrants was $10,860 and $18,301, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value).

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, Hapi Metaverse loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the 2nd VEII Credit Agreement for a period of three years, until December 14, 2026. The principal under the 2nd VEII Credit Agreement accrues simple interest at 8% per annum. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle Hapi Metaverse to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. The fair value of this convertible note on March 31, 2026 and December 31, 2025 was $402,826 and $377,925, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value). At the time of this filing, the Company has not converted the Loan Amount.

On July 15, 2024, the Company entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000 (“2024 Credit Line”). Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement is due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date”). Prior to the Advance Maturity Date, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount. The fair value of this convertible note on March 31, 2026 and December 31, 2025 was $100,349 and $100,633, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value). At the time of this filing, the Company has not converted the Loan Amount.

VEII issued a Convertible Promissory Note (the “VEII Convertible Promissory Note”) for $30,000, dated as of March 28, 2025 to Alset Inc. as consideration for a loan in the same amount. This amount can be converted into shares of VEII pursuant to the terms of the VEII Convertible Promissory Note for a period of two years, until March 28, 2027. Interest on the outstanding balance of this Note shall accrue at a rate of 5% per annum. In the event that Alset Inc. converts all or a portion of the indebtedness into shares of VEII Common Stock, the conversion price shall be $0.0166 per share. The fair value of this convertible note on March 31, 2026 and December 31, 2025 was $27,618 and $27,857, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value). At the time of this filing, the Company has not converted the Loan Amount.

Convertible Notes from Sharing Services

On January 17, 2024, the Company received a Convertible Promissory Note (the “1st SHRG Convertible Note”) from Sharing Services Global Corp., an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the 1st SHRG Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The 1st SHRG Convertible Note bears a 10% interest rate and has a scheduled maturity six (6) months from the date of the 1st SHRG Convertible Note, or July 17, 2024. The terms of the note and maturity date were subsequently extended. The new maturity date of the 1st SHRG Convertible Note is November 5, 2026. The fair value of this 1st SHRG Convertible Note on March 31, 2026 and December 31, 2025 was $254,688 and $258,409, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value).

On March 20, 2024, HWH International Inc., a subsidiary of the Company, entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note (the “2nd SHRG Convertible Note) in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. 2nd SHRG Convertible Note bears a 6% interest rate and has scheduled maturity on March 20, 2027, three years from the date of the 2nd SHRG Convertible Note. At the time of this filing, HWH has not converted any of the debt contemplated by the 2nd SHRG Convertible Note nor exercised any of the warrants. On March 31, 2026 the fair value of the 2nd SHRG Convertible Note and warrants was $222,939 and $7, respectively. On December 31, 2025, the fair value of the 2nd SHRG Convertible Note and warrants was $227,909 and $12, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value).

On May 9, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “3rd SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The 3rd SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 3rd SHRG Convertible Note, May 9, 2027. Additionally, upon signing the 3rd SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 3rd SHRG Convertible Note. On March 31, 2026 and December 31, 2025, the fair value of the 3rd SHRG Convertible Note was $225,404 and $231,679, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On June 6, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “4th SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 4th SHRG Convertible Note, June 6, 2027. Additionally, upon signing the 4th SHRG Convertible Note, SHRG owns the Company commitment fee of 8% of the principal amount, $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 4th SHRG Convertible Note. On March 31, 2026 and December 31, 2025, the fair value of the 4th SHRG Convertible Note was $227,040 and $230,393, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On August 13, 2024, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “5th SHRG Convertible Note”) in the amount of $100,000, convertible into 35,714 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. The 5th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 5th SHRG Convertible Note, August 13, 2027. Additionally, upon signing the 5th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, HWH has not converted any of the debt contemplated by the 5th SHRG Convertible Note. On March 31, 2026 and December 31, 2025, the fair value of the 5th SHRG Convertible Note was $88,837 and $91,066, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On January 15, 2025, HWH entered into a Loan Agreement (the “1st Loan Agreement”) with SHRG, under which HWH provided a loan to SHRG in the amount of $150,000. HWH may convert a portion or all of the outstanding balance due under the loan into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of maturity of the 1st Loan Agreement, January 15, 2026, which was extended to January 15, 2028. The 1st Loan Agreement bears an 8% interest rate. At the time of this filing, HWH has not converted any of the debt contemplated by the 1st Loan Agreement. On March 31, 2026 and December 31, 2025, the fair value of the 1st Loan Agreement was $140,436 and $160,941, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On March 31, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which SHRG issued a convertible promissory note to HWH in the amount of $150,000 (the “6th SHRG Convertible Note”). The 6th SHRG Convertible Note bears an 8% interest rate. The 6th SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at HWH’s option until maturity three (3) years from the date of the securities purchase agreement, March 31, 2028. In addition, SHRG granted HWH warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share, for an aggregate purchase price of $796,875. At the time of this filing, HWH has not converted any of the debt contemplated by the 6th SHRG Convertible Note nor converted any warrants. On March 31, 2026, the fair value of the 6th SHRG Convertible Note and warrants was $125,931 and $47, respectively. On December 31, 2025, the fair value of the 6th SHRG Convertible Note and warrants was $127,260 and $75, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

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

On June 27, 2025, HWH entered into a securities purchase agreement with SHRG pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “7th SHRG Convertible Note”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $60,000, Additionally, upon signing the 7th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of HWH. The 7th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity on June 26, 2028. At the time of filing, HWH has not converted any of the debt contemplated by the 7th SHRG Convertible Note. On March 31, 2026 and December 31, 2025, the fair value of the 7th SHRG Convertible Note was $50,580 and $52,535, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On September 17, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “8th SHRG Convertible Note”) in the amount of $70,000, convertible into 11,666,667 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $70,000. The 8th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note. Additionally, upon signing the 8th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $5,600 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. On March 31, 2026 and December 31, 2025, the fair value of the 8th SHRG Convertible Note was $58,293 and $59,621, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On October 6, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “9th SHRG Convertible Note”) in the amount of $200,000, convertible into 33,333,333 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $200,000. The 9th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, October 6, 2028. Additionally, upon signing the 9th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $16,000 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 9th SHRG Convertible Note. On March 31, 2026 and December 31, 2025, the fair value of the 9th SHRG Convertible Note was $166,502 and $170,945, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On December 10, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “10th SHRG Convertible Note”) in the amount of $150,000, convertible into 25,000,000 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $150,000. The 10th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, December 10, 2028. Additionally, upon signing the 10th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 10th SHRG Convertible Note. On March 31, 2026 and December 31, 2025, the fair value of the 10th SHRG Convertible Note was $123,252 and $126,081, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On January 2, 2026, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “11th SHRG Convertible Note”) in the amount of $40,000, convertible into 6,666,667 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $40,000. The 11th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, January 2, 2029. Additionally, upon signing the 11th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $3,200 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 11th SHRG Convertible Note. As of March 31, 2026, the 11th SHRG Convertible Note was carried at cost of $40,000.

On January 8, 2026, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “12th SHRG Convertible Note”) in the amount of $120,000, convertible into SHRG common stock at $0.006 per share at HWH’s option. The 12th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, January 8, 2029. Additionally, upon signing the 12th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $9,600 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 12th SHRG Convertible Note. As of March 31, 2026, the 12th SHRG Convertible Note was carried at cost of $120,000.

On February 4, 2026, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “13th SHRG Convertible Note”) in the amount of $125,000, convertible into SHRG common stock at $0.006 per share at HWH’s option. The 13th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, February 4, 2029. Additionally, upon signing the 13th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $10,000 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 13th SHRG Convertible Note. As of March 31, 2026, the 13th SHRG Convertible Note was carried at cost of $125,000.

Convertible Note from DSS

On March 26, 2026, Alset International entered into a securities purchase agreement (the “DSS SPA”) with DSS, pursuant to which Alset International lent DSS $2,450,000, in exchange for a convertible promissory note (the “DSS Note”) and warrants to purchase 16,554,055 shares of DSS common stock (the “DSS Warrants”). The DSS Note bears a simple interest rate of 3% per annum. Under the terms of the DSS Note, Alset International may convert any outstanding principal and interest into shares of DSS common stock at $0.74 per share upon notice prior to maturity of the DSS Note five (5) years from the date of thereof. The DSS Warrants to be issued to Alset International are to purchase up to 16,554,055 shares of DSS common stock at an exercise price of $0.93 per share. The DSS Warrants expire on their fifth anniversary.

As of March 31, 2026, the DSS Note had a face value of $2,450,000, unamortized premium of $317,196, net carrying value of $2,132,804, and accrued interest receivable of $1,007. Management concluded that the DSS Warrants meet the definition of derivative instruments under ASC 815 and, because the warrants are indexed to the equity of a third party rather than the Company’s own stock, the scope exception under ASC 815-10-15-74 does not apply. Accordingly, the DSS Warrants are recognized as derivative assets and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of the DSS Warrants as of March 31, 2026 was $2,951,588.

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

During the three months ended March 31, 2026 and the year ended December 31, 2025, the Company recognized its equity in loss of investee in New Energy of $83,000 and $212,246, respectively.

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

Accordingly, the Company reduced the carrying amount of the investment to its estimated fair value of approximately $52.7 million as of December 31, 2025. Investment in New Energy was $52,622,000 at March 31, 2026.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of March 31, 2026 and December 31, 2025, the outstanding balance was $12,787 and $12,500, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of March 31, 2026 and December 31, 2025, the outstanding balance was $4,139 and $4,168, respectively.

In June and July 2025 Chan Heng Fai provided interest-free, due on demand advances to HWH International Inc. for its general operations. As of March 31, 2026 and December 31, 2025, the outstanding balance was $4,818 and $4,263, respectively.

Management Fees

MacKenzie Equity Partners, LLC, an entity owned by Charles MacKenzie, Chief Development Officer of the Company, has a consulting agreement with a majority-owned subsidiary of the Company. Pursuant to an agreement entered into in June of 2022, as supplemented in August, 2023, the Company’s subsidiary has paid $25,000 per month for consulting services. In addition, MacKenzie Equity Partners, LLC has been paid certain bonuses, including a sum of $75,000 in May 2025 and $120,000 in December 2025.

The Company incurred expenses of $75,000 and $75,000 in the three months ended March 31, 2026 and 2025, respectively. On March 31, 2026 and December 31, 2025, the Company owed this related party $25,000 and $39,529, respectively. These amounts are included in Accounts Payable in the accompanying condensed consolidated balance sheets.

Notes Receivable from Related Party

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into a loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matured on January 12, 2023, with automatic three-month extensions. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of March 31, 2026 and December 31, 2025 LVAML owed the Company $33,036.

On September 28, 2023 Alset International Limited (“Alset International”) entered into loan agreement with Value Exchange International Inc., pursuant to which Alset International agreed to lend $500,000 to VEII. The loan carries simple annual interest rate of 8%. As of December 31, 2024 the Company accrued $40,000 in interest and VEII owed $550,000, to Alset International. The Company wrote off this loan at March 31, 2025. The Company recognized an impairment on this loan as it was past due and, at that time, management determined that VEII’s operating performance had deteriorated.

On November 6, 2024, the Company’s subsidiary signed a loan agreement with HapiTravel Holding Pte. Ltd. (“HTHPL”) in the amount of $137,658 at a rate of 5% per annum, the maturity date of which is on or before the second anniversary of the effective date. During first quarter of 2025, the Company lent HTHPL additional $19,053. As of March 31, 2026 and December 31, 2025 the Company accrued $8,977 and $7,168 in interest, respectively, and impaired $25,789 and $139,514 at March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025 HTHPL owed $953 and $25,789, respectively, to the Company.

On July 18, 2025, the Company’s subsidiary signed a loan agreement with HapiTravel Holding Pte. Ltd in the amount of $279,027 at a rate of 5% per annum, the maturity date of which is on or before the third anniversary of the effective date. As of March 31, 2026 and December 31, 2025, the Company accrued $9,670 and $6,230 in interest, respectively. As of March 31, 2026 and December 31, 2025, HTHPL owed $288,745 and $286,555 to the Company, respectively.

On December 18, 2024, the Company’s subsidiary sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

On December 17, 2024, the Company’s subsidiary entered into a shares purchase agreement with HTHPL, pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in exchange for a promissory note in the amount of $82,635, which bears a 6% interest rate and has a scheduled maturity two years from the date of the promissory note. As of March 31, 2026 and December 31, 2025, the Company accrued $5,799 and $4,839 in interest, respectively, and HTHPL repaid $17,248 in 2025. As of March 31, 2026 and December 31, 2025 HTHPL owed $70,515 and $70,043, respectively, to the Company.

On January 23, 2025 the Company’s subsidiary entered into loan agreement with New Energy Asia Pacific Company Limited (“New Energy Asia”), pursuant to which the Company agreed to lend $69,326 to New Energy Asia. The loan carries simple annual interest rate of 8% and is due on January 23, 2026. As of March 31, 2026 and December 31, 2025, the Company accrued $6,565 and $5,197 in interest, respectively, and New Energy Asia owed $75,459 and $74,614, respectively, to the Company.

On March 26, 2026 the Company’s subsidiary entered into loan agreement with New Energy Asia, pursuant to which the Company agreed to lend $713,093 to New Energy Asia. The loan carries simple annual interest rate of 8% and is due on March 26, 2029. As of March 31, 2026, the Company accrued $781 in interest, and New Energy Asia owed $709,246, to the Company.

On August 20, 2025, the Company entered into a securities purchase agreement with DSS pursuant to which the Company purchased from DSS a Convertible Promissory Note (the “DSS Convertible Note”) in the amount of $500,000, convertible into shares of DSS’s common stock at the Company’s option until maturity on July 31, 2028. The DSS Convertible Note bears interest at the Prime Rate, which means the rate of interest quoted in the Wall Street Journal, Money Rates Section as the “Prime Rate.” At the time of filing, the Company has not converted any of the debt contemplated by DSS Convertible Note. As of March 31, 2026 and December 31, 2025, the Company accrued $20,901 and $12,579 in interest and DSS owed $520,901 and $512,579, to the Company, respectively.

On August 22, 2025, the Company’s subsidiary paid a bill on behalf of Value Exchange International (Hong Kong) Limited (“VEIHK”), a fellow subsidiary of VEII, in the amount of $33,953 as an interest-free loan, which is due on demand.

On September 5, 2025, the Company’s subsidiary entered into a loan agreement with VEIHK, in the amount of $84,820 at a rate of 8% per annum, the maturity date of which is on or before the three months of the effective date. In the first three months of 2026 VEIHK repaid $28,082 of the loan. As of March 31, 2026 and December 31, 2025, the Company accrued $2,189 and $2,189 in interest and VEIHK owed $58,423 and $87,009, to the Company, respectively.

On October 1, 2025, the Company paid a bill on behalf of Value Exchange International Inc. in the amount of $7,500, which accrues 8% interest rate and is due on demand. As of March 31, 2026 and December 31, 2025 the Company accrued $298 and $150 in interest and VEII owed $7,798 and $7,650, to the Company, respectively.

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

On March 31, 2026, there were 39,401,786 common shares issued and 38,895,830 common shares outstanding.

The following table summarizes the warrant activity for the three months ended March 31, 2026.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2025	603,051	$80.46	0.36	$-
Warrants Vested and exercisable at December 31, 2025	603,051	$80.46	0.36	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	-	-
Warrants Outstanding as of March 31, 2026	603,051	$80.46	0.11	$-
Warrants Vested and exercisable at March 31, 2026	603,051	$80.46	0.11	$-

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

9. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one or two years. Future minimum rental revenue under existing leases on our properties at March 31, 2026 in each calendar year through the end of their terms are as follows:

2026	$1,339,797
2027	193,085
Total Future Receipts	$1,532,882

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended March 31, 2026 and 2025, property management fees incurred by the property managers were $35,910 and $35,640, respectively. For the three months ended March 31, 2026 and 2025, leasing fees incurred by the property managers were $16,160 and $13,845, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive (loss) income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2026	$(54,921)	$(2,505,799)	$2,729,522	$168,802

Other Comprehensive Income (Loss)	$-	$211,916	$(30,117)	$181,799

Balance at March 31, 2026	$(54,921)	$(2,293,883)	$2,699,405	$350,601

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2025	$(54,921)	$(3,960,871)	$3,165,930	$(849,862)

Other Comprehensive Income (Loss)	$-	$1,215,571	$(150,783)	$1,064,788

Balance at March 31, 2025	$(54,921)	$(2,745,300)	$3,015,147	$214,926

11. ASSETS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
March 31, 2026
Assets
Investment Securities- Fair Value Option	$3,287,804	$83,433	$-	$3,371,237
Investment Securities- Trading	8,821,808	370,906	-	9,192,714
Warrants – HIPH	-	-	973	973
Warrants - VEII	-	18,227	-	18,227
Warrants - SHRG	-	54	-	54
Warrants - DSS	-	2,951,588	-	2,951,588
Convertible Loan Receivable - VEII	-	550,492	-	550,492
Convertible Loan Receivable - SHRG	-	1,683,902	-	1,683,902
Total Assets at Fair Value	$12,109,612	$5,658,601	$973	$17,769,187

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2025
Assets
Investment Securities- Fair Value Option	$3,683,925	$48,115	$-	$3,732,040
Investment Securities- Trading	14,264,655	418,605	-	14,683,260
Warrants - HIPH	-	-	973	973
Warrants - VEII	-	18,301	-	18,301
Warrants- SHRG	-	87	-	87
Convertible Loan Receivable - VEII	-	517,275	-	517,275
Convertible Loan Receivable - SHRG	-	1,736,829	-	1,736,829
Total Investment in Securities at Fair Value	$17,948,580	$2,739,211	$973	$20,688,764

Realized loss on investment securities for the three months ended March 31, 2026 was $447,599 and realized loss on investment securities for the three months ended March 31, 2025 was $180,096. Unrealized gain on securities investment was $2,571,644 and $3,520,747 in the three months ended March 31, 2026 and 2025, respectively. These gains and losses were recorded directly to net loss.

The following chart shows details of the fair value of equity security investment at March 31, 2026 and December 31, 2025, respectively.

	Share price		Market Value
	3/31/2026	Shares	3/31/2026	Valuation

DSS (Related Party)	$0.830	3,961,210	$3,287,804	Investment in Securities at Fair Value – Related Party

Trading Stocks			$8,821,808	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$12,109,612

AMBS	$0.000	20,000,000	$-	Investment in Securities at Fair Value

Holista	$0.043	1,000	$43	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.001	21,179,275	$10,590	Investment in Securities at Fair Value – Related Party

HIPH World (Related Party)	$0.000	354,039,000	$70,808	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$0.022	89,732	$1,992	Investment in Securities at Fair Value – Related Party

Trading Stocks			$370,906	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$454,339

Nervotec	N/A	1,666	$-	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,580	Investment in Securities at Cost
Ideal Food and Beverages	N/A	38,000	$14,728	Investment in Securities at Cost
HapiTravel Holding	N/A	19,000	$147	Investment in Securities at Cost
AES Group Co. Ltd.	N/A	398	$1,313	Investment in Securities at Cost
	Total Equity Securities		$12,596,719

	Share price		Market Value
	12/31/2025	Shares	12/31/2025	Valuation

DSS (Related Party)	$0.930	3,961,210	$3,683,925	Investment in Securities at Fair Value – Related Party

Trading Stocks			$14,264,655	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$17,948,580

AMBS	$0.000	20,000,000	$-	Investment in Securities at Fair Value

Holista	$0.057	1,000	$57	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.001	21,179,275	$10,590	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$0.023	89,732	$2,064	Investment in Securities at Fair Value – Related Party

HIPH World (Related Party)	$0.000	354,039,000	$35,404	Investment in Securities at Fair Value – Related Party

Trading Stocks			$418,605	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$466,720

Nervotec	N/A	1,666	$-	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,696	Investment in Securities at Cost
Ideal Food and Beverages	N/A	19,000	$-	Investment in Securities at Cost
HapiTravel Holding	N/A	19,000	$148	Investment in Securities at Cost
AES Group Co. Ltd.	N/A	398	$1,382	Investment in Securities at Cost

	Total Equity Securities		$18,433,526

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value which are recorded as other comprehensive income (loss), including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026 and 2025:

Total
Balance at January 1, 2026	$973
Total Gains	-
Balance at March 31, 2026	$973

Total
Balance at January 1, 2025	$973
Total Gains	-
Balance at March 31, 2025	$973

Warrants

HIPH

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and 1,220,390,000 warrants with an exercise price of $0.0001 per share, from HIPH, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of HIPH for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2022. The Company did not exercise any warrants during three months ended March 31, 2026 and the year ended December 31, 2025. We value HIPH warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from HIPH was $973 as of March 31, 2026 and December 31, 2025.

The fair value of the HIPH warrants under level 3 category as of March 31, 2026 and December 31, 2025 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31, 2026	December 31, 2025

Stock Price	$0.0001	$0.0001
Exercise price	$0.001	$0.001
Risk free interest rate	4.62%	4.62%
Annualized volatility	869.4%	869.4%
Dividend Yield	$0.00	$0.00
Year to maturity	4.31	4.56

VEII

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 7 - Related Party Transactions, Note Receivable from a Related Party Company. As of March 31, 2026 and December 31, 2025, the fair value of the warrants was $18,227 and $18,301, respectively. The Company did not exercise any warrants during the three months ended March 31, 2026 and the year ended December 31, 2025.

The fair value of the VEII warrants under level 2 category as of March 31, 2026, and December 31, 2025 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	March 31, 2026	December 31, 2025

Stock price	$0.0005	$0.0005
Exercise price	$0.1770	$0.1770
Risk free interest rate	6.75%	6.75%
Annualized volatility	441.33%	446.80%
Dividend Yield	$0.00	$0.00
Year to maturity	2.43	2.68

SHRG

On March 20, 2024, HWH International Inc., entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of HWH, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of March 31, 2026 and December 31, 2025, the fair value of the warrants was $7 and $12, respectively.

The fair value of the 148,810 SHRG warrants under level 2 category as of March 31, 2026 and December 31, 2025, was calculated using binomial option pricing model valued with the following weighted average assumptions:

	March 31, 2026	December 31, 2025

Stock price	$0.0222	$0.0230
Exercise price	$1.6800	$1.6800
Risk free interest rate	3.81%	3.56%
Annualized volatility	403.62%	390.99%
Dividend Yield	$0.00	$0.00
Year to maturity	2.97	3.21

On March 31, 2025, HWH entered into a securities purchase agreement with the SHRG, pursuant to which SHRG issued a convertible promissory note to HWH in the amount of $150,000. This SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at HWH’s option until maturity three (3) years from the date of the securities purchase agreement. In addition, SHRG granted HWH warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share. At the time of this filing, HWH has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of March 31, 2026 and December 31, 2025, the fair value of the warrants was $47 and $75, respectively.

The fair value of the 937,500 SHRG warrants under level 2 category as of March 31, 2026, was calculated using binomial option pricing model valued with the following weighted average assumptions:

	March 31, 2026	December 31, 2025

Stock price	$0.0222	$0.0230
Exercise price	$0.8500	$0.8500
Risk free interest rate	3.79%	3.49%
Annualized volatility	403.62%	390.99%
Dividend Yield	$0.00	$0.00
Year to maturity	2.00	2.25

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

During the three months ended March 31, 2026, the Company reclassified some of “Convertible Loan Receivables – Related Party” from current assets to noncurrent assets in the consolidated balance sheet as of December 31, 2025, based on management’s assessment of the expected holding period. This change in classification had no impact on the Company’s consolidated statements of operations, cash flows, or shareholders’ equity.

12. LEASES

The Company leases offices in Maryland, Singapore, Hong Kong, South Korea, China and Taiwan through leased spaces aggregating approximately 25,000 square feet, under leases expiring on various dates from May 2026 to April 2029. The leases have rental rates ranging from $1,321 to $23,020 per month. Our total rent expense under these leases was $185,741 and $235,500 in the three months ended March 31, 2026 and 2025, respectively. The total cash paid for rent under these leases was $274,275 and $222,773 in the three months ended March 31, 2026 and 2025, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of March 31, 2026
Singapore - AI	June 2023 to May 2026
Singapore – F&B	October 2024 to September 2027
Singapore – Hapi Cafe	July 2024 to June 2026
South Korea – Hapi Cafe	March 2024 to February 2027
Bethesda, Maryland, USA	April 2024 to March 2027
China - Office	March 2023 – March 2027
China - Shop	June 2024 to April 2029
Taiwan - Cafe	May 2024 to October 2027
Taiwan - Office	August 2024 to August 2026
Hong Kong - Office	February 2025 to January 2028

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 2.59% to 7.22% in 2026 and 2025, which were used as the discount rates. The Company’s weighted-average remaining lease term relating to its operating leases is 0.92 years, with a weighted-average discount rate of 1.75%. The balances of operating lease right-of-use assets and operating lease liabilities as of March 31, 2026 were $373,960 and $703,421, respectively. The balance of operating lease right-of-use assets and operating lease liabilities as of December 31, 2025 were $494,957 and $910,951, respectively.

The table below summarizes future payments due under these leases as of March 31, 2026.

For the Twelve Months Ending March 31:

2027	$523,700
2028	197,013
2029	31,369
2030	2,625
Total Minimum Lease Payments	$754,707
Less: Effect of Discounting	(51,286)
Present Value of Future Minimum Lease Payments	703,421
Less: Current Obligations under Leases	(507,685)
Long-term Lease Obligations	$195,736

Impairment of Right-of-Use Assets

As of December 31, 2025, the Company recorded impairment on right-of-use assets of $392,733 under operating expenses. Management evaluated the operational results of the Company and identified that certain locations under the Company’s F&B business continue to incur losses and are not expected to generate profits in the foreseeable future. Therefore, the Company impaired the right-of-use assets of $399,615 or those locations during the year ended December 31, 2025. The difference between impairment loss and decrease of right-of-use assets of $6,882 is related to the foreign exchange translation impact.

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of March 31, 2026 and December 31, 2025, the security deposits held in the trust account were $281,855 and $293,135, respectively.

13. COMMITMENTS AND CONTINGENCIES

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

14. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through May 14, 2026, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

Satisfaction and Discharge of Indebtedness Agreement

On April 16, 2026, HWH International Inc. and D. Boral Capital, LLC (“D. Boral Capital”) entered into an amendment to certain Satisfaction and Discharge of Indebtedness Agreement dated December 18, 2023. Under the terms of the amendment, D. Boral Capital accepted a one-time payment of $500,000 from the Company as satisfaction of the Company’s further obligations and indebtedness under the Satisfaction and Discharge of Indebtedness Agreement and the promissory note in lieu of principal and interest otherwise owed and scheduled to be paid. The settlement for $500,000 was paid on April 20, 2026.

Term Sheet for Investment in Smart Dynamics Technology Limited

On May 5, 2026, HWH International Inc. entered into a term sheet with Smart Dynamics Technology Limited, a company incorporated in the British Virgin Islands (the “Investor”), pursuant to which HWH International has agreed to sell to the Investor, for an aggregate purchase price of $10,000,000:

(i) 20,000,000 newly issued unregistered shares of HWH International’s common stock; and

(ii) warrants to purchase 160,000,000 newly issued, unregistered shares of HWH International’s common stock at an exercise price of $0.63 per share, exercisable immediately and expiring on the fourth anniversary of their issuance.

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

Business Overview

We are a diversified holding company principally engaged through our subsidiaries in the development of EHome communities and other real estate, financial services, digital transformation technologies, biohealth activities and consumer products with operations in the United States, Singapore, Hong Kong, Australia, South Korea, the People’s Republic of China and Taiwan. We manage a significant portion of our three principal businesses through our 85.8% owned subsidiary, Alset International Limited, a public company traded on the Singapore Stock Exchange. Through this subsidiary (and indirectly, through other public and private U.S. and Asian subsidiaries), we are actively developing real estate projects near Houston, Texas in our real estate segment. In our digital transformation technology segment, we focus on serving business-to-business (B2B) needs in e-commerce, collaboration and social networking functions. Our biohealth segment includes the sale of consumer products. Alset Inc. and Alset International Limited collectively own 62.3% of HWH International Inc. We also have certain wholly owned subsidiaries that collectively own 132 single family residential rental properties in Montgomery and Harris Counties, Texas.

We also hold minority ownership interests, including a 36.9% equity interest in American Pacific Financial, Inc., formerly known as American Pacific Bancorp Inc. (“APF”), a 43.6% equity interest in DSS Inc. (“DSS”), an indirect 45.8% equity interest in Value Exchange International Inc. (“VEII”), a 0.5% equity interest in HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation), a 29% equity interest in Sharing Services Global Corporation (“SHRG”) and a 41.5% equity interest in New Energy Asia Pacific Company Limited (“New Energy”). APF is a financial network holding company. DSS is a multinational company operating businesses with five divisions: product packaging, biotechnology, direct marketing, commercial lending, and securities and investment management. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTC Markets. Sharing Services Global Corporation, is a publicly traded company dedicated to building shareholder value by developing or acquiring businesses, products and technologies in the direct selling industry and other industries that augment the Company’s product and services portfolio, business competencies, and geographic reach. Sharing Services Global Corporation is traded on the OTC Markets. New Energy focuses on distributing all-electric versions of special-purpose and transportation vehicles, charging stations and batteries.

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

Convertible Loan to Value Exchange International, Inc.

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

Convertible Loans to Sharing Services Global Corp.

On January 15, 2025, HWH entered into a Loan Agreement (the “1st Loan Agreement”) with SHRG, under which HWH provided a loan to SHRG in the amount of $150,000. HWH may convert a portion or all of the outstanding balance due under the loan into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of maturity of the 1st Loan Agreement, January 15, 2026, which was extended to January 15, 2028. The 1st Loan Agreement bears an 8% interest rate.

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

On June 27, 2025, HWH entered into a securities purchase agreement with SHRG pursuant to which the Company purchased from SHRG a Convertible Promissory Note (the “7th SHRG Convertible Note”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of HWH for an aggregate purchase price of $60,000, Additionally, upon signing the 7th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of HWH. The 7th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity on June 27, 2028. At the time of filing, HWH has not converted any of the debt contemplated by the 7th SHRG Convertible Note.

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

On October 6, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “9th SHRG Convertible Note”) in the amount of $200,000, convertible into 33,333,333 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $200,000. The 9th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, October 6, 2028. Additionally, upon signing the 9th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $16,000 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 9th SHRG Convertible Note.

On December 10, 2025, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “10th SHRG Convertible Note”) in the amount of $150,000, convertible into 25,000,000 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $150,000. The 10th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, December 10, 2028. Additionally, upon signing the 10th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 10th SHRG Convertible Note.

On January 2, 2026, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “11th SHRG Convertible Note”) in the amount of $40,000, convertible into 6,666,667 shares of SHRG’s common stock at HWH’s option for an aggregate purchase price of $40,000. The 11th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, January 2, 2029. Additionally, upon signing the 11th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $3,200 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 11th SHRG Convertible Note.

On January 8, 2026, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “12th SHRG Convertible Note”) in the amount of $120,000, convertible into SHRG common stock at $0.006 per share at HWH’s option. The 12th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, January 8, 2029. Additionally, upon signing the 12th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $9,600 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 12th SHRG Convertible Note.

On February 4, 2026, HWH entered into a securities purchase agreement with SHRG, pursuant to which HWH purchased from SHRG a Convertible Promissory Note (the “13th SHRG Convertible Note”) in the amount of $125,000, convertible into SHRG common stock at $0.006 per share at HWH’s option. The 13th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, February 4, 2029. Additionally, upon signing the 13th SHRG Convertible Note, SHRG owed HWH a commitment fee of 8% of the principal amount, $10,000 in total, to be paid either in cash or in common stock of SHRG, at HWH’s discretion. At the time of filing, HWH has not converted any of the debt contemplated by the 13th SHRG Convertible Note.

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

Planned Sale of Shares of Hapi Metaverse Inc. to HWH International Inc.

On February 5, 2026, the Company entered into a term sheet (the “Term Sheet”), with HWH International Inc. (“HWH”), a majority owned subsidiary of the Company. Pursuant to the Term Sheet, the Company agreed to sell to the HWH 505,341,376 issued and outstanding shares of common stock, par value $0.0001 (the “Shares”), of Hapi Metaverse Inc. (“Hapi Metaverse”), representing 99.55% of Hapi Metaverse’s outstanding capital.

Under the terms of the Term Sheet, the Company agreed to sell the Shares through a stock purchase agreement for a purchase price of $19,910,603.00 in the form of a promissory note convertible into newly issued shares of HWH’s common stock (the “Stock Purchase Agreement,” and the “Convertible Note”). Under the terms of the Convertible Note, the Company could convert any outstanding principal and interest into shares of HWH’s common stock at $1.85 per share upon ten (10) days’ notice prior to maturity of the Convertible Note five (5) years from the date of the Term Sheet, and upon maturity of the Convertible Note any outstanding principal and accrued interest accrued thereunder would automatically be converted into shares of HWH’s common stock at the conversion rate.

The closing of the transaction contemplated by the Term Sheet would be subject to standard closing conditions, including the approval by the stockholders of HWH holding a majority of HWH’s common stock. The Company and certain affiliates of the Company own the majority of HWH’s common stock.

On February 5, 2026, the Company entered into the Stock Purchase Agreement with HWH, reflecting the terms set forth in the Term Sheet. The stockholders holding a majority of HWH’s issued and outstanding shares approved the proposed transaction.

The Company and its subsidiary HWH subsequently agreed to terminate the purchase and sale of the Hapi Metaverse Shares, and the agreements contemplating the same, on the terms and subject to the conditions set forth in a Termination Agreement dated May 6, 2026. The management of the Company and HWH have determined that terminating the sale and purchase of the Hapi Metaverse Shares is in the best interests of both parties.

Under the terms of the May 6, 2026 Termination Agreement, neither HWH nor the Company has any further rights or obligations pursuant to the Term Sheet, the Stock Purchase Agreement, or the Convertible Note. Neither the Company nor HWH paid any penalties or fees in connection with the termination.

Securities Purchase Agreement with DSS, Inc.

On March 26, 2026, Alset International Limited (“Alset International”) entered into a securities purchase agreement (the “DSS SPA”) with DSS, Inc., pursuant to which Alset International lent DSS $2,450,000, in exchange for a convertible promissory note (the “DSS Note”) and warrants to purchase 16,554,055 shares of DSS common stock (the “DSS Warrants”).

The DSS Note bears a simple interest rate of 3% per annum. Under the terms of the DSS Note, Alset International may convert any outstanding principal and interest into shares of DSS common stock at $0.74 per share upon notice prior to maturity of the DSS Note five (5) years from the date of thereof.

The DSS Warrants to be issued to Alset International are to purchase up to 16,554,055 shares of DSS common stock at an exercise price of $0.93 per share. The DSS Warrants expire on their fifth anniversary.

The Company holds a significant equity interest in DSS directly and through its subsidiaries. The Company and DSS are related parties under the common control of the Company’s Chairman and Chief Executive Officer, Chan Heng Fai, who is also the Chairman of DSS. Chan Tung Moe, a director and Co-Chief Executive Officer of the Company, is also a director of DSS. Lim Sheng Hon Danny, a director of the Company, is also a director of DSS. Three of the Company’s independent directors, Joanne Wong Hiu Pan, Wong Shui Yeung, and William Wu are also directors of DSS. The Transaction Documents were approved by the Company’s Board of Directors and Audit Committee.

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

Results of Operations

Summary of Statements of Operations for the Three Months Ended March 31, 2026 and 2025

	Three- Months Ended
	March 31, 2026	March 31, 2025
Revenue	$980,778	$1,068,303
Operating Expenses	$(3,633,218)	$(5,000,421)
Other Expenses	$(2,602,843)	$(5,529,826)
Income Tax Expense	$-	$(42,948)
Net Loss	$(5,255,283)	$(9,504,892)

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three-months Ended		Change
	March 31, 2026	March 31, 2025	Dollars	Percentage
Real Estate	$726,659	$717,805	$8,854	1%
Other	254,119	350,498	(96,379)	-27%
Total Revenue	$980,778	$1,068,303	$(87,525)	-8%

Revenue was $980,778 and $1,068,303 for the three months ended March 31, 2026 and 2025, respectively.

Revenue from rental business was $726,659 and $717,805 in the three months ended March 31, 2026 and 2025, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

The category described as “Other” includes corporate and financial services, food and beverage business, and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended March 31, 2026 and 2025, the revenue from other businesses was $254,119 and $350,498, respectively, generated by Korean, Singaporean and Chinese café shops and restaurants.

Cost of Sales and Operating Expenses

The following tables sets forth period-over-period changes in cost of sales for each of our reporting segments:

	Three-months Ended		Change
	March 31, 2026	March 31, 2025	Dollars	Percentage
Real Estate	$638,041	$602,785	$35,256	6%
Other	67,627	174,744	(107,117)	-61%
Total Cost of Sales	$705,668	$777,529	$(71,861)	-9%

Cost of sales decreased from $777,529 in the three months ended March 31, 2025 to $705,668 in the three months ended March 31, 2026. The decrease in cost of sales is caused by the decrease in cost from F&B business in 2025.

The gross margin changed from $290,774 to $275,110 in the three months ended March 31, 2025 and 2026, respectively. The decrease of gross margin was caused by the decrease in revenue in 2025.

The following tables sets forth period-over-period changes in operating expenses for each of our reporting segments.

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Dollars	Percentage
Real Estate	$668,431	$1,144,805	$(476,374)	-42%
Biohealth	97,620	512,932	(415,313)	-81%
Digital Transformation Technology	49,389	163,554	(114,165)	-70%
Other	2,112,111	2,401,601	(289,491)	-12%
Total Operating Expenses	$2,927,550	$4,222,892	$(1,295,342)	-31%

The decrease of operating expenses in the three months ended March 31, 2026 compared to the same period of 2025 was mostly caused by the decrease in impairments and bonuses.

Other Income (Expense)

In the three months ended March 31, 2026, the Company had other expense of $2,602,843 compared to other expense of $5,529,826 in the three months ended March 31, 2025. The unrealized loss/gain on security investment is the primary reason for the volatility in these two periods. The unrealized loss on security investments was $2,571,644 in the three months ended March 31, 2026, compared to $3,520,747 loss in the three months ended March 31, 2025.

Net Loss

In the three months ended March 31, 2026, the Company had net loss of $5,255,283 compared to net loss of $9,504,892 in the three months ended March 31, 2025.

Liquidity and Capital Resources

Our real estate assets have decreased to $29,352,273 as of March 31, 2026 from $29,620,952 as of December 31, 2025. This decrease reflects depreciation expenses on the rental properties.

Our cash has decreased from $25,184,990 as of December 31, 2025 to $21,478,610 as of March 31, 2026. Our liabilities were $6,923,965 at December 31, 2025 and $3,985,867 at March 31, 2026. Our total assets have decreased to $131,741,859 as of March 31, 2026 from $136,587,114 as of December 31, 2025 mainly due to decrease in value of investment securities and purchasing equity investment.

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission is 1.5% per annum on the face amount of the L/C. Other standard lender fees apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by a $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. On March 15, 2022, approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 and February 11, 2026, approximately $201,751 and $107,991, respectively, was released from collateral for outstanding letters of credit. In February 2026, the remaining outstanding letter of credit was fully released, and the related letter-of-credit facility was closed.

The Company is entitled to receive certain developer reimbursements for the Lakes at Black Oak and Alset Villas projects.

The management believes that the available cash in bank accounts and favorable cash revenue from real estate projects are sufficient to fund our operations for at least the next twelve months from the filing of this Form 10-Q.

Summary of Cash Flows for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended
	2026	2025
Net cash used in operating activities	$(1,491,037)	$(3,756,154)
Net cash used in investing activities	$(2,657,460)	$(461,505)
Net cash (used in) provided by financing activities	$(6,152)	$2,333,452

Cash Flows from Operating Activities

Net cash used in operating activities was $1,491,037 in the three months ended March 31, 2026, as compared to net cash used in operating activities of $3,756,154 in the same period of 2025. Paying off payables in 2025 was the main reason for the cash used in operating activities in that period.

Cash Flows from Investing Activities

Net cash used in investing activities was $461,505 in the three months ended March 31, 2025, compared to net cash used of $2,657,460 in the three months ended March 31, 2026. In the three months ended March 31, 2026, the Company issued $3,510,278 in loans to related parties and spent $6,870 to purchase fixed assets and $14,907 to purchase security investment. At the same time, we received $775,961 from repayment of related party loan and $98,634 from the sale of securities of a related party. In the three months ended March 31, 2025, the Company issued $479,297 in loans to related parties and spent $61,244 to purchase fixed assets. At the same time, we received $79,036 from repayment of related party loan.

Cash Flows from Financing Activities

Net cash used in financing activities was $6,152 in the three months ended March 31, 2026, compared to net cash provided of $2,333,452 in the three months ended March 31, 2025. The cash used in financing activities in the three months ended March 31, 2026 was for repayment of note payable of $10,968. At the same time the Company borrowed $4,816 from a note payable. The cash provided by financing activities in the first three months of 2025 was from proceeds from issuing common stock of $2,613,526. In that same period, the Company repaid $280,074 of note payable.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2026 or the year ended December 31, 2025. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $30 million and $30 million on March 31, 2026 and December 31, 2025, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $30 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2025, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of March 31, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Not applicable.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description

10.1	Term Sheet, between Alset Inc. and HWH International Inc., dated as of February 5, 2026, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2026.
10.2	Stock Purchase Agreement, between Alset Inc. and HWH International Inc., dated as of February 5, 2026, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2026.
10.3	Convertible Note, between Alset Inc. and HWH International Inc., dated as of February 5, 2026, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2026.
10.4	Securities Purchase Agreement, between Alset International Limited and DSS, Inc., dated as of March 26, 2026, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2026.
10.5	Form of Convertible Promissory Note, between Alset International Limited and DSS, Inc., incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2026.
10.6	Form of Common Stock Purchase Warrant of DSS, Inc., incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2026.
10.7	Termination Agreement, between Alset Inc. and HWH International Inc., dated as of May 6, 2026, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2026.
31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	2025 Incentive Compensation Plan (Incorporated by Reference in the Company’s Definitive Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934, filed by the Company with the SEC on February 24, 2025).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET INC.

May 14, 2026	By:	/s/ Chan Heng Fai
Chan Heng Fai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

May 14, 2026	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

May 14, 2026	By:	/s/ Rongguo Wei
Rongguo Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

May 14, 2026	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

