Form 10-Q
period 2026-09-30
Alset Inc.
filed 2026-11-13
CIK 1750106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 13, 2026 there were 38,895,830 shares of the registrant’s common stock $0.001 par value per share outstanding.

2

Part I. Financial Information

Item 1. Financial Statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2026	December 31, 2025
Assets:
Current Assets:
Cash and Cash Equivalents	$9,685,744	$25,184,990
Restricted Cash	-	107,982
Account Receivables, Net	59,651	57,002
Other Receivables, Net	1,529,040	2,354,100
Note Receivables - Related Parties	6,371,881	1,478,463
Convertible Loan Receivables - Related Party	648,884	636,334
Prepaid Expense	96,720	182,276
Inventory	4,142	6,215
Investment in Securities at Fair Value	11,845,648	14,683,317
Deposits	21,491	75,108
Total Current Assets	30,263,201	44,765,787

Real Estate - Rental Properties, Net	28,814,914	29,620,952
Property and Equipment, Net	484,953	477,912
Operating Lease Right-Of-Use Assets, Net	707,538	494,957
Deposits	133,436	212,119
Other Receivables	129,865	-
Convertible Loan Receivables - Related Party	4,149,606	2,130,349
Investment in Securities at Fair Value - Related Party	18,107,117	3,751,343
Investment in Securities at Cost	16,557	18,227
Investment in Equity Method Securities	54,494,275	55,115,468
Total Assets	$137,301,462	$136,587,114

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$1,743,353	$5,041,818
Operating Lease Liabilities	519,295	578,916
Notes Payable	31,063	290,889
Notes Payable - Related Parties	4,103,274	21,508
Total Current Liabilities	6,396,985	5,933,131

Long-Term Liabilities:
Operating Lease Liabilities	459,163	332,035
Notes Payable	42,994	658,799
Total Liabilities	6,899,142	6,923,965

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Preferred Stock, $0.001 par value; 25,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value; 250,000,000 shares authorized; 39,401,786 shares issued on September 30, 2026 and December 31, 2025; 38,895,830 shares outstanding on September 30, 2026 and December 31, 2025	39,402	39,402
Additional Paid in Capital	427,251,957	421,138,522
Treasury Stock at Cost (505,956 shares on September 30, 2026 and December 31, 2025)	(1,004,875)	(1,004,875)
Accumulated Deficit	(303,888,646)	(299,266,482)
Accumulated Other Comprehensive Income (Loss)	943,253	168,802
Total Alset Inc. Stockholders’ Equity	123,341,091	121,075,369
Non-controlling Interests	7,061,229	8,587,780
Total Stockholders’ Equity	130,402,320	129,663,149

Total Liabilities and Stockholders’ Equity	$137,301,462	$136,587,114

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	Three- Months Ended September 30,		Nine-Months Ended September 30,
	2026	2025	2026	2025

Revenue
Rental	$716,614	$692,890	$2,167,586	$2,126,737
Other	222,326	305,938	740,674	1,039,356
Total Revenue	938,940	998,828	2,908,260	3,166,093
Operating Expenses
Cost of Sales	820,233	917,559	2,430,566	2,908,457
General and Administrative	4,624,123	2,088,966	9,414,177	8,268,997
Impairments	33,036	571,281	47,784	1,255,196
Total Operating Expenses	5,477,392	3,577,806	11,892,527	12,432,650

Loss from Operations	(4,538,452)	(2,578,978)	(8,984,267)	(9,266,557)

Other Income (Expense)
Interest Income	15,268	2,100,545	62,905	2,275,139
Interest Income - Related Party	166,403	66,886	379,680	179,441
Interest Expense	(1,237)	(34,470)	(14,769)	(117,673)
(Loss) Gain on Disposal of a Subsidiary	-	(22,290)	17,261	362,066
Gain on Deconsolidation of ESYN	6,111,179	-	6,111,179	-
Foreign Exchange Transaction (Loss) Gain	(639,912)	1,448,155	(360,282)	(4,795,345)
Unrealized Gain (Loss) on Securities Investment	330,481	438,302	(3,838,415)	167,300
Unrealized Gain (Loss) on Securities Investment - Related Party	4,062,273	866,379	827,537	(146,714)
Realized Loss on Securities Investment	(754,858)	(68,144)	(974,324)	(738,680)
Realized Gain (Loss) on Securities Investment - Related Party	-	1,478	-	(2,437,370)
Loss on Equity Method Investment	(412,663)	(648,369)	(619,122)	(1,959,284)
Other Income, Net	24,540	399,031	679,415	143,116
Total Other Income (Expense), Net	8,901,474	4,547,503	2,271,065	(7,068,004)

Net Income (Loss) Before Income Taxes	4,363,022	1,968,525	(6,713,202)	(16,334,561)

Income Tax Expense	(7,138)	(4,524)	(31,183)	(47,472)

Net Income (Loss)	4,355,884	1,964,001	(6,744,385)	(16,382,033)

Net (Loss) Income Attributable to Non-Controlling Interest	(816,377)	451,570	(2,122,221)	(1,339,546)

Net Income (Loss) Attributable to Common Stockholders	$5,172,261	$1,512,431	$(4,622,164)	$(15,042,487)

Net Income (Loss)	$4,355,884	$1,964,001	$(6,744,385)	$(16,382,033)
Other Comprehensive Gain (Loss)
Foreign Currency Translation Adjustment	1,384,970	(1,536,824)	887,626	4,458,048
Total Comprehensive Gain (Loss)	5,740,854	427,177	(5,856,759)	(11,923,985)

Less Comprehensive (Loss) Income Attributable to Non-controlling Interests	(619,157)	231,649	(1,995,823)	(703,675)
Total Comprehensive Income (Loss) Attributable to Common Shareholders	6,360,011	195,528	(3,860,936)	(11,220,310)

Net Income (Loss) Per Share - Basic and Diluted	$0.13	$0.05	$(0.12)	$(0.81)

Weighted Average Common Shares Outstanding - Basic and Diluted	38,895,830	32,597,445	38,895,830	18,475,852

 See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Treasury	Accumulated Other		Total Alset	Non-	Total
	Shares	Par Value $0.001	Paid in Capital	Stock at Cost	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity
Balance at December 31, 2025	39,401,786	$39,402	$421,138,522	$(1,004,875)	$168,802	$(299,266,482)	$121,075,369	$8,587,780	$129,663,149

Gain from DSS Convertible Note and Warrants	-	-	2,574,848	-	-	-	2,574,848	427,541	3,002,389

Sale of HWH stock	-	-	84,589	-	-	-	84,589	14,045	98,634

Change in Non-Controlling Interest	-	-	-	-	(30,117)	-	(30,117)	30,117	-

Foreign Currency Translations	-	-	-	-	211,916	-	211,916	35,187	247,103

Net Loss	-	-	-	-	-	(4,521,982)	(4,521,982)	(733,301)	(5,255,283)

Balance at March 31, 2026	39,401,786	$39,402	$423,797,959	$(1,004,875)	$350,601	$(303,788,464)	$119,394,623	$8,361,369	$127,755,992

Gain from DSS Convertible Note and Warrants	-	-	964,329	-	-	-	964,329	-	964,329

Change in Non-Controlling Interest	-	-	-	-	31,633	-	31,633	(31,633)	-

Foreign Currency Translations	-	-	-	-	(638,438)	-	(638,438)	(106,009)	(744,447)

Net Loss	-	-	-	-	-	(5,272,443)	(5,272,443)	(572,543)	(5,844,986)

Balance at June 30, 2026	39,401,786	$39,402	$424,762,288	$(1,004,875)	$(256,204)	$(309,060,907)	$114,479,704	$7,651,184	$122,130,888

ESYN Issuance Stock for Incentive Plan 2025	-	-	1,504,602	-	-	-	1,504,602	1,475,398	2,980,000

Gain from DSS Convertible Note and Warrants	-	-	985,067	-	-	-	985,067	-	985,067

Change in Non-Controlling Interest	-	-	-	-	11,706	-	11,706	(11,706)	-

Deconsolidation of ESYN	-	-	-	-	-	-	-	(1,434,489)	(1,434,489)

Foreign Currency Translations	-	-	-	-	1,187,751	-	1,187,751	197,219	1,384,970

Net Income (Loss)	-	-	-	-	-	5,172,261	5,172,261	(816,377)	4,355,884

Balance on September 30, 2026	39,401,786	$39,402	$427,251,957	$(1,004,875)	$943,253	$(303,888,646)	$123,341,091	$7,061,229	$130,402,320

	Common Stock		Additional	Accumulated Other		Total Alset	Non-	Total
	Shares	Par Value $0.001	Paid in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Controlling Interests	Stockholders’ Equity
Balance at January 1, 2025	9,235,119	$9,235	$334,023,233	$(849,862)	$(251,851,540)	$81,331,066	$8,867,785	$90,198,851

Issuance of Common Stock	1,500,000	1,500	1,202,043	-	-	1,203,543	-	1,203,543

Issuance of HWH Common Stock & Warrants exercise	-	-	1,033,376	-	-	1,033,376	376,607	1,409,983

Gain from SHRG Warrants	-	-	63,859	-	-	63,859	23,273	87,132

Acquisition of LEH Insurance Group LLC	-	-	-	-	-	-	(1,654)	(1,654)

Change in Non-Controlling Interest	-	-	-	(150,783)	-	(150,783)	150,783	-

Foreign Currency Translations	-	-	-	1,215,571	-	1,215,571	201,839	1,417,410

Net Loss	-	-	-	-	(8,333,477)	(8,333,477)	(1,171,415)	(9,504,892)

Balance at March 31, 2025	10,735,119	$10,735	$336,322,511	$214,926	$(260,185,017)	$76,363,155	$8,447,218	$84,810,373

Issuance of Common Stock	1,000,000	1,000	839,000	-	-	840,000	-	840,000

Treasury Stock Buyback	(25,900)	(26)	(27,616)	-	-	(27,642)	-	(27,642)

Reclassification of Gain from SHRG Warrants	-	-	(63,859)	-	-	(63,859)	(23,273)	(87,132)

Foreign Currency Translations	-	-	-	3,923,509	-	3,923,509	653,953	4,577,462

Net Loss	-	-	-	-	(8,221,441)	(8,221,441)	(619,701)	(8,841,142)

Balance at June 30, 2025	11,709,219	$11,709	$337,070,036	$4,138,435	$(268,406,458)	$72,813,722	$8,458,197	$81,271,919

Issuance of Common Stock	27,666,667	27,667	82,972,333			83,000,000		83,000,000

Treasury Stock Buyback	(273,286)	(273)	(392,358)			(392,631)		(392,631)

Foreign Currency Translations				(1,317,980)		(1,317,980)	(218,844)	(1,536,824)

Net Income					1,512,431	1,512,431	451,570	1,964,001

Balance on September 30, 2025	39,102,600	$39,103	$419,650,011	$2,820,455	$(266,894,027)	$155,615,542	$8,690,923	$164,306,465

See accompanying notes to condensed consolidated financial statements.

Alset Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	2026	2025

Cash Flows from Operating Activities
Net Loss	$(6,744,385)	$(16,382,033)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	871,197	940,748
Non-Cash Lease Expenses	312,583	534,263
Impairments	47,784	1,255,196
Bad Debt Written Off	-	12,863
Gain from Debt Extinguishment	(339,185)	-
Gain on Disposal of Subsidiary	(17,261)	-
Gain on Termination of ROU Asset	(33,646)	-
Gain on Sale of Stock of Subsidiary	-	(362,066)
Gain from Deconsolidation of ESYN	(6,111,179)	-
Foreign Transaction Loss	360,282	4,795,345
Stock Based Compensation	2,980,000	840,000
Unrealized Loss (Gain) on Securities Investment	3,838,415	(167,300)
Unrealized (Gain) Loss on Securities Investment - Related Party	(827,537)	146,714
Realized Loss on Securities Investment	974,324	738,680
Realized Loss on Securities Investment-Related Party	-	2,437,370
Loss on Equity Method Investment	619,122	1,959,284
Changes in Operating Assets and Liabilities, net of acquisitions
Real Estate Reimbursement Receivable	133,984	7,691,731
Account Receivables	(4,319)	84,094
Other Receivable – Related Party	(22,800)	-
Prepaid Expense	89,618	77,436
Deposits	(1,704)	211,448
Trading Securities	(2,136,201)	(8,939,558)
Inventory	(3,051)	(2,947)
Accounts Payable and Accrued Expenses	(3,124,854)	(1,003,913)
Operating Lease Liabilities	(472,163)	(358,798)
Net Cash Used in Operating Activities	(9,610,976)	(5,491,443)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(108,071)	(205,851)
Purchase of Investment Securities	(14,858)	(40,000)
Proceeds from Sale of Equity Security Investment of a Related Party	98,634	2,613,143
Cash Derecognized upon Deconsolidation of ESYN	(886,871)	-
Issuing Loan Receivable	(105,794)	-
Issuing Loan Receivable - Related Party	(5,676,765)	(1,918,240)
Collection of Loan Receivable	781,604	109,076
Collection of Loan Receivable - Related Party	70,157	56,390
Net Cash (Used in) Provided by Investing Activities	(5,841,964)	614,518

Cash Flows from Financing Activities
Proceeds from Common Stock Issuance	-	2,614,983
Buyback Treasury Stock	-	(420,273)
Borrowing from a Commercial Loan	4,816	78,474
Repayment to Notes Payable	(520,938)	(275,374)
Net Cash (Used in) Provided by Financing Activities	(516,122)	1,997,810

Net Decrease in Cash and Cash Equivalents and Restricted Cash	(15,969,062)	(2,879,115)
Effects of Foreign Exchange Rates on Cash and Cash Equivalents	361,834	262,760
Cash and Cash Equivalents and Restricted Cash - Beginning of Period	25,292,972	28,183,726
Cash and Cash Equivalents and Restricted Cash- End of Period	$9,685,744	$25,567,371

Cash	$9,685,744	$25,459,416
Restricted Cash	$-	$107,955
Total Cash and Restricted Cash	$9,685,744	$25,567,371

Supplementary Cash Flow Information
Cash Paid for Interest	$3,095	$2,091
Cash Paid for Taxes	$255,000	$42,948

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Initial Recognition of ROU / Lease Liability	$-	$132,044
Gain from DSS Warrants and Convertible Notes	$4,951,785	$87,131
Acquisition of NEAPI for Issued Shares	$-	$83,000,000

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring losses from operations. As of and for the nine months ended September 30, 2026, the Company had an accumulated deficit of $303,888,646 and a net loss of $6,744,385. These conditions initially raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

Management has evaluated its plans to address these conditions, including the Company’s current liquidity, expected operating cash inflows, cash generated from real estate activities, and approximately $11.8 million invested in trading securities, which can be readily converted into cash as needed. As of September 30, 2026, the Company had cash of $9,685,744 and restricted cash of $0, compared to cash of $25,184,990 and restricted cash of $107,982 as of December 31, 2025. Based on these factors and management’s plans, management believes that the substantial doubt previously identified has been alleviated.

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

The Company’s condensed consolidated financial statements include the financial position, results of operations and cash flows of the following entities as of September 30, 2026 and December 31, 2025, as follows:

Name of subsidiary	State or other jurisdiction of	Attributable interest as of,
consolidated under AEI	incorporation or organization	September 30, 2026		December 31, 2025
		%		%
Alset Global Pte. Ltd.	Singapore	100		100
Alset Business Development Pte. Ltd.	Singapore	100		100
Global eHealth Limited	Hong Kong	100		100
Alset International Limited	Singapore	85.8		85.8
Singapore Construction & Development Pte. Ltd.	Singapore	85.8		85.8
Singapore Construction Pte. Ltd.	Singapore	85.8		85.8
Global BioMedical Pte. Ltd.	Singapore	85.8		85.8
Health Wealth Happiness Pte. Ltd.	Singapore	-		62.5
SeD Capital Pte. Ltd.	Singapore	85.8		85.8
LiquidValue Asset Management Pte. Ltd.	Singapore	85.8		85.8
Alset Solar Limited	Hong Kong	85.8		85.8
Alset F&B One Pte. Ltd.	Singapore	60.0		72.5
BMI Capital Partners International Limited	Hong Kong	85.8		85.8
SeD Perth Pty Ltd	Australia	85.8		85.8
SeD Intelligent Home Inc.	United States of America	85.8		85.8
Winning Catering Group, Inc. (f.k.a. LiquidValue Development Inc.)	United States of America	85.8		85.8
Alset EHome Inc.	United States of America	85.8		85.8
SeD USA, LLC	United States of America	85.8		85.8
150 Black Oak GP, Inc.	United States of America	85.8		85.8
SeD Development USA Inc.	United States of America	85.8		85.8
150 CCM Black Oak, Ltd.	United States of America	85.8		85.8
SeD Texas Home, LLC	United States of America	100		100
SeD Ballenger, LLC	United States of America	85.8		85.8
SeD Maryland Development, LLC	United States of America	71.6		71.6
SeD Development Management, LLC	United States of America	72.9		72.9
Hapi Metaverse Inc.	United States of America	99.6		99.6
HotApp BlockChain Pte. Ltd.	Singapore	99.6		99.6
HotApp International Limited	Hong Kong	99.6		99.6
UBeauty Limited	Hong Kong	85.8		85.8
BioHealth Water Inc.	United States of America	85.8		85.8
Hapi Robot Pte. Ltd.	Singapore	85.8		85.8
American Home REIT Inc.	United States of America	100		100
Hapi Cafe Inc.	Texas, United States of America	-		62.5
HWH (S) Pte. Ltd.	Singapore	85.8		85.8
LiquidValue Development Pte. Ltd.	Singapore	100		100
LiquidValue Development Limited	Hong Kong	100		100
Alset F&B Holdings Pte. Ltd.	Singapore	-		62.5
Credas Capital Pte. Ltd.	Singapore	64.3		64.3
Credas Capital GmbH	Switzerland	-		64.3
Smart Reward Express Limited	Hong Kong	99.6		99.6
AHR Texas Two, LLC	United States of America	100		100
AHR Black Oak One, LLC	United States of America	85.8		85.8
AHR Texas Three, LLC	United States of America	100		100
Hapi Cafe Korea Inc.	South Korea	-		62.5
Alset Acquisition Sponsor, LLC	United States of America	93.6		93.6
Alset Spac Group Inc.	United States of America	93.6		93.6
Hapi WealthBuilder Pte. Ltd.	Singapore	-		62.5
Hapi iRobot Pte. Ltd.	Singapore	-		62.5
EnerSyn Global Inc. (f.k.a. HWH International Inc.)	United States of America	-		62.5
Hapi Cafe SG Pte. Ltd.	Singapore	-		62.5
Hapi Cafe Limited	Hong Kong	99.6		99.6
Hapi Group HK Limited	Hong Kong	-		99.6
AHR Texas Four, LLC	United States of America	100		100
Hapi Robot Service Pte. Ltd.	Singapore	99.6		99.6
Guangdong LeFu Wealth Investment Consulting Co., Ltd.	China	99.6		99.6
Dongguan Leyouyou Catering Management Co., Ltd.	China	99.6		99.6
Ketomei Pte. Ltd.	Singapore	-		34.8	*
Hapi Café Co., Ltd.	Taiwan	99.6		99.6
Hapi Robot Inc.	United States of America	43.9	*	64.8
Hapi Café Sdn. Bhd.	Malaysia	-		62.5
L.E.H. Insurance Group, LLC	United States of America	-		62.5
Hapi Wealth Builder Limited	Hong Kong	-		62.5
LVD Merger Corp.	United States of America	85.8		85.8
Alset Real Estate Holdings Inc.	United States of America	85.8		85.8
New Energy Asia Pacific Inc.	United States of America	100		100
Alset Robot Inc.	United States of America	68.2		68.2
Hapi Marketplace Limited	Hong Kong	100		-

*	Although the Company indirectly holds less than 50% of shares of these entities, the subsidiaries of the Company directly hold more than 50% of shares of these entities, and therefore, they are still consolidated into the Company.

During the year ended December 31, 2025, the Company disposed some subsidiaries which had no or very minimal activities. During the nine months ended September 30, 2026, the Company also disposed of a subsidiary and recognized a gain on disposal of approximately $17,261. The disposal of these entities had immaterial effect on the Company’s consolidated financial statements and their deconsolidation did not meet the criteria for presentation as discontinued operations under ASC 205-20.

On August 10, 2026, the Company lost control of EnerSyn Global Inc. (formerly known as HWH International Inc., “ESYN”) and its subsidiaries following a third-party share issuance that resulted in a change in control. Accordingly, ESYN and its subsidiaries were deconsolidated and are no longer included in the Company’s list of consolidated subsidiaries as of September 30, 2026.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, allowance for doubtful accounts, valuation of real estate assets, fair value of the investments, the valuation allowance of deferred taxes, and contingencies. Actual results could differ from those estimates.

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

Restricted Cash

As a condition to the loan agreement with the Manufacturers and Traders Trust Company (“M&T Bank”), the Company was required to maintain a minimum of $2,600,000 in an interest-bearing account maintained by the lender as additional security for the loans. The fund was required to remain as collateral for the loan and outstanding letters of credit until the loan and letters of credit are paid off in full and the loan agreement is terminated. The loan has expired during 2022 and only letters of credit were outstanding as of December 31, 2025. On February 11, 2026, approximately $107,991 was released from collateral for outstanding letters of credit. In February 2026, the remaining outstanding letter of credit was fully released, and the related letter-of-credit facility was closed. As of September 30, 2026 and December 31, 2025, the total balance of this account was $0 and $107,982, respectively.

Account Receivables and Allowance for Credit Losses

Account receivables is recorded at invoiced amounts net of an allowance for credit losses and does not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in the Company’s existing account receivables. The measurement and recognition of credit losses involves the use of judgment. Management’s assessment of expected credit losses includes consideration of current and expected economic conditions, market and industry factors affecting the Company’s customers (including their financial condition), the aging of account balances, historical credit loss experience, customer concentrations, customer creditworthiness, and the existence of sources of payment. The Company also establishes an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected and the loss can be reasonably estimated. Account receivables considered uncollectible are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2026 and December 31, 2025, the allowance for credit losses was an immaterial amount. The Company does not have any off-balance sheet credit exposure related to its customers. As of September 30, 2026 and December 31, 2025, the balance of account receivables was $59,651 and $57,002, respectively.

Other Receivables and Allowance for Credit Losses

Other receivables include developer reimbursements for Lakes at Black Oak and Alset Villas projects. The Company accrues reimbursement receivables based on amounts it expects to receive from each respective development partner. Certain reimbursements include interest, which the Company books in the consolidated statements of operations. When the actual cash received exceeds the amounts previously accrued, the excess is recognized in other income. As of September 30, 2026 and December 31, 2025, $628,550 and $716,800, respectively, in reimbursement amounts remained outstanding and is included in other receivables, net on the consolidated balance sheet.

The Company records an allowance for credit losses based on previous collection experiences, the creditability of the organizations that are supposed to reimburse us, the forecasts from the third-party engineering company, and Moody’s credit ratings. The allowance amount for these reimbursements was immaterial at September 30, 2026 and December 31, 2025.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes all costs in bringing the inventories to their present location and condition. Net realizable value is the estimated selling price in the ordinary course of business less the estimated costs necessary to make the sale. As of September 30, 2026, inventory consisted of finished goods from Alset F&B One Pte. Ltd. As of December 31, 2025, inventory consisted of finished goods from subsidiaries of EnerSyn Global Inc. and Hapi Metaverse Inc. The Company continuously evaluates the need for reserve for obsolescence and possible price concessions required to write-down inventories to net realizable value.

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

The Company has elected the fair value option for the equity securities noted below that would otherwise be accounted for under the equity method of accounting. DSS, Inc. (“DSS”), HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation, “HIPH”), Value Exchange International Inc. (“VEII”), Sharing Services Global Corp. (“SHRG”) and EnerSyn Global Inc. are publicly traded companies and their fair value is determined by quoted stock prices.

●	The Company has significant influence over DSS. As of September 30, 2026 and December 31, 2025, the Company owned approximately 39.4% and 43.6% of the common stock of DSS, respectively. Our CEO, Chan Heng Fai, is an owner of additional common stock of DSS (not including any common or preferred shares we hold). In addition, our Chief Executive Officer is the Chairman of the Board of Directors of DSS. Apart from Chan Heng Fai, several other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of DSS (Chan Tung Moe, our Co-Chief Executive Officer and a son of Chan Heng Fai, Lim Sheng Hon Danny, Wong Shui Yeung, Wu Wai William Leung, and Joanne Wong Hiu Pan).

●	The Company has significant influence over HIPH as the Company holds approximately 0.5% of the common shares of HIPH and our Chief Executive Officer, Chan Heng Fai, is the majority owner of the common stock of HIPH (not including any common shares we hold).

●	The Company has significant influence over VEII as the Company holds approximately 45.8% of the common shares of VEII. Chan Heng Fai and another member of the Board of Directors of Hapi Metaverse Inc., Lum Kan Fai Vincent, are both members of the Board of Directors of VEII. In addition to Mr. Chan, three other members of the Board of Directors of Alset Inc. are also members of the Board of Directors of VEII (Wong Shui Yeung, Wong Tat Keung, and Lim Sheng Hon Danny).

●	The Company has significant influence over SHRG as the Company holds approximately 29.0% of the common shares of SHRG. Our Chief Executive Officer is a significant stockholder of SHRG shares.
●

The Company has significant influence over ESYN. As of September 30, 2026 the Company held approximately 17.0% of the common shares of ESYN. Chan Heng Fai, a director and Chief Executive Officer of the Company, also serves as a director of ESYN and personally owned approximately 9.5% of ESYN as of September 30, 2026. In addition, Rongguo Wei, our Co-Chief Financial Officer serves as Chief Financial Officer of ESYN.

EnerSyn Global Inc. Change of Control and Deconsolidation

On May 27, 2026, EnerSyn Global Inc. (formerly HWH International Inc.; “ESYN”), a majority-owned subsidiary of the Company, entered into a Securities Purchase Agreement with Smart Dynamics Technology Limited (the “Purchaser”), pursuant to which ESYN agreed to issue and sell (i) 20,000,000 shares of ESYN’s common stock and (ii) warrants to purchase up to 160,000,000 shares of ESYN’s common stock at an exercise price of $0.63 per share, exercisable immediately and expiring on August 10, 2030, for aggregate consideration of $10,000,000. The agreement was amended on June 8, 2026, and the transaction was approved by ESYN’s stockholders on June 12, 2026.

The transaction closed on August 10, 2026, and ESYN issued the 20,000,000 shares and warrants described above. Following the closing, the Purchaser owned approximately 67.3% of ESYN’s outstanding common stock and became the controlling stockholder of ESYN. Immediately prior to the closing, the Company effectively beneficially owned approximately 50.5% of ESYN’s outstanding common stock. Following the closing, the Company’s ownership, directly and through its subsidiaries, decreased to approximately 17.5% of ESYN’s outstanding common stock.

As a result of the transaction, the Company ceased to have a controlling financial interest in ESYN on August 10, 2026. Although the Company no longer controls ESYN, it continues to exercise significant influence over ESYN. Accordingly, the retained investment would otherwise qualify for equity method accounting under ASC 323, Investments—Equity Method and Joint Ventures; however, the Company elected the fair value option in accordance with ASC 825, Financial Instruments. As a result, the investment is measured at fair value, with subsequent changes in fair value recognized in earnings rather than as equity method income or loss.

Upon the loss of control, the Company derecognized ESYN’s assets, liabilities, and noncontrolling interests from its consolidated financial statements and recognized its retained investment in ESYN at fair value as of the deconsolidation date. The Company recognized a gain on deconsolidation of approximately $6.1 million, which is included in other income (expense) in the condensed consolidated statements of operations. The gain was measured in accordance with ASC 810-10-40-5 as the fair value of the retained investment of approximately $7.5 million, plus the carrying amount of the derecognized noncontrolling interests of approximately $1.4 million, less the carrying amount of ESYN’s net assets of approximately $2.8 million. The fair value of the retained investment was determined based on the quoted market price of ESYN’s common stock (Level 1). Following deconsolidation, the Company’s investment in ESYN is subsequently measured at fair value, with changes in fair value recognized in earnings in accordance with the fair value option.

After the deconsolidation, the Company’s continuing involvement with ESYN consists of its retained equity investment, certain directors of the Company who also serve as directors of ESYN, and outstanding related-party balances with ESYN (see Note 7). ESYN is a related party of the Company following the deconsolidation. The deconsolidation of ESYN does not represent a strategic shift that has, or will have, a major effect on the Company’s operations and financial results, and therefore does not qualify for presentation as discontinued operations under ASC 205-20.

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

On May 31, 2021, the Company’s indirect subsidiary, UBeauty Limited, invested $19,609 in K Beauty Research Lab Co., Ltd (“K Beauty”) for 18% ownership. K Beauty was established for sourcing, developing and producing variety of Korea-made beauty products as well as Korea - originated beauty contents for the purpose of distribution to ESYN’s membership distribution channel.

On April 25, 2024, the Company entered into a binding term sheet through its subsidiary Health Wealth Happiness Pte Ltd. (“HWHPL”) outlining a joint venture with Chen Ziping, an experienced entrepreneur in the travel industry, and Chan Heng Fai, the Company’s Executive Chairman, as a part of the Company’s strategy of building its travel business in Asia. The joint venture company (referred to here as the “JVC”) is known as HapiTravel Holding Pte. Ltd. The JVC was incorporated in July 2024 and its ownership is as follows: (a) HWHPL holds 19% of the shares in the JVC; (b) Chan Heng Fai holds 11%; and (c) the remaining 70% of the shares in the JVC are held by Chen Ziping.

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

American Medical REIT Inc.

LiquidValue Asset Management Pte. Ltd. (“LiquidValue”), a subsidiary of the Company, owns 16.4% of American Medical REIT Inc. (“AMRE”) as of September 30, 2026, a company concentrating on medical real estate. AMRE acquires state-of-the-art, purpose-built healthcare facilities and leases them to leading clinical operators with dominant market share under secure triple net leases. AMRE targets hospitals (both Critical Access and Specialty Surgical), Physician Group Practices, Ambulatory Surgical Centers, and other licensed medical treatment facilities. Chan Heng Fai, our Chairman and CEO, is the executive chairman and director of AMRE. DSS, of which we currently own 39.4% and have significant influence over, owns 80.8% of AMRE. Therefore, the Company has significant influence over AMRE. The Company’s share of losses from AMRE exceeded the carrying amount of the investment, and as a result, the Company suspended recognition of additional losses. The Company will resume recognizing its share of losses only to the extent that it subsequently becomes obligated to fund the investee’s losses or the investee returns to profitability and the Company’s share of earnings exceeds its previously unrecognized losses.

American Pacific Financial, Inc.

The Company owns 36.9% of the shares of the common stock of American Pacific Financial, Inc., formerly known as American Pacific Bancorp, Inc. (“APF”). APF is organized for the purposes of being a financial network holding company, focused on providing commercial loans and on acquiring equity positions in (i) undervalued commercial bank(s), bank holding companies and nonbanking licensed financial companies operating in the United States, South East Asia, Taiwan, Japan and South Korea, and (ii) companies engaged in—nonbanking activities closely related to banking, including loan syndication services, mortgage banking, trust and escrow services, banking technology, loan servicing, equipment leasing, problem asset management, SPAC (special purpose acquisition company) consulting, and advisory capital raising services. The Company elected to apply the equity method accounting to its investment in APF, as the Company retains significant influence over APF. During the three months ended September 30, 2026 and 2025, the investment loss was $356,645 and $557,686 loss, respectively. During the nine months ended September 30, 2026 and 2025, the investment loss was $398,737 and $1,846,405, respectively. As of September 30, 2026 and December 31, 2025, the investment in APF was $2,009,661 and $2,408,398, respectively.

Sentinel Brokers Company Inc.

The Company’s indirect subsidiary, SeD Capital Pte Ltd (“SeD Capital”), owns 39.8 shares (8.76%) of the Common Stock of Sentinel Brokers Company Inc. (“Sentinel”). Sentinel is a broker-dealer operating primarily as a fiduciary intermediary, facilitating institutional trading of municipal and corporate bonds as well as preferred stock, and is registered with the Securities and Exchange Commission, is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”), and is a member of the Securities Investor Protection Corporation (“SIPC”). The Company has significant influence over Sentinel as our CEO holds a director position on Sentinel’s Board of Directors. Additionally, DSS, of which we currently own 39.4% and have significant influence over, owns 90% of Sentinel. During the three months ended September 30, 2026 and 2025, the investment gain in Sentinel was $0 and $37,602, respectively. During the nine months ended September 30, 2026 and 2025, the investment loss in Sentinel was $0 and $59,798, respectively. Investment in Sentinel was $0 and $2,070 at September 30, 2026 and December 31, 2025, respectively. The Company’s share of losses from Sentinel exceeded the carrying amount of the investment, and as a result, the Company suspended recognition of additional losses. The Company will resume recognizing its share of losses only to the extent that it subsequently becomes obligated to fund the investee’s losses or the investee returns to profitability and the Company’s share of earnings exceeds its previously unrecognized losses.

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

NEAPI owns 41.5% of the issued and outstanding shares of New Energy Asia Pacific Company Limited (“New Energy”), a Hong Kong corporation. New Energy focuses on distributing all-electric versions of special-purpose and transportation vehicles, charging stations and batteries. During the three and nine months ended September 30, 2026, the Company recognized its equity in loss of investee in New Energy of $56,018 and $220,386, respectively.

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

Accordingly, the Company reduced the carrying amount of the investment to its estimated fair value of approximately $52.7 million as of December 31, 2025. Investment in New Energy was $52,484,614 at September 30, 2026.

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

Deposits

Deposits represent refundable rental deposits paid in connection with office and café leases. Deposits are classified as current assets if the related lease agreements are scheduled to expire within twelve months from the balance sheet date. Deposits associated with leases extending beyond twelve months are classified as noncurrent assets. As of September 30, 2026 and December 31, 2025, $21,491 and $75,108 of deposits, respectively, were current and would be refundable within the next twelve months. As of September 30, 2026 and December 31, 2025, $133,436 and $212,119 of deposits, respectively, were noncurrent.

Real Estate Assets

Real estate assets are recorded at cost, except when real estate assets are acquired that meet the definition of a business combination in accordance with FASB ASC 805 - “Business Combinations”, when acquired assets are recorded at fair value. Interest, property taxes, insurance and other incremental costs (including salaries) directly related to a project are capitalized during the construction period of major facilities and land improvements. The capitalization period begins when activities to develop the parcel commence and ends when the asset constructed is completed. The capitalized costs are recorded as part of the asset to which they relate and are reduced when lots are sold. The Company did not capitalize construction costs during the nine months ended September 30, 2026 and the year ended December 31, 2025.

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

The Company did not record impairment on any of its projects during the nine months ended on September 30, 2026 and 2025.

Rental Properties

Rental properties are acquired with the intent to be rented to tenants. As of September 30, 2026 and December 31, 2025, the Company owned 132 homes. The aggregate purchase cost of all the homes is $30,998,258. These homes are located in Montgomery and Harris Counties, Texas. All of these purchased homes are properties of our rental business.

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

The Company assesses its investments in single-family residential properties for impairment whenever events or changes in business circumstances indicate that carrying amounts of the assets may not be fully recoverable. When such events occur, management determines whether there has been impairment by comparing the asset’s carrying value with its fair value. Should impairment exist, the asset is written down to its estimated fair value. The Company did not recognize any impairment losses during nine months ended September 30, 2026 and 2025.

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

Rental revenue is subject to an evaluation for collectability on several factors, including payment history, the financial strength of the tenant and any guarantors, historical operations and operating trends of the property, and current economic conditions. If our evaluation of these factors indicates that it is not probable that we will recover substantially all of the receivable, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis (as applicable) or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. For the nine months ended September 30, 2026 and the year ended December 31, 2025, the Company did not recognize any deferred revenue and collected all rents due.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services. During the three and nine months ended September 30, 2026, the Company recorded $2,980,000 as stock-based compensation expense. During the three and nine months ended on September 30, 2025, the Company recorded $840,000 as stock-based compensation expense, which is included in General and Administrative expenses on the Company’s income statement. The fair value of stock-based compensation was determined based on the Company’s stock price on the date of issuance.

ESYN Stock Awards

On August 7, 2026, ESYN, pursuant to its amended 2025 Incentive Compensation Plan, granted an aggregate of 2,000,000 shares of common stock to certain directors, officers, and consultants, consisting of 1,745,000 shares granted to directors and executive officers and 255,000 shares granted to consultants, as compensation for services previously rendered to ESYN.

Awards granted to non-U.S. recipients vested immediately upon issuance, while awards granted to U.S. recipients are generally subject to a one-year vesting period and certain conditions, including, but not limited to, ESYN’s continued listing on the Nasdaq Stock Market or another market specified in the award agreements, as specified in the respective award agreements. All shares are subject to a one-year transfer restriction through August 7, 2027.

Because the awards were granted for past services, do not require future service and are not subject to forfeiture upon termination of service, and there is no requisite service period, the full grant-date fair value was recognized on the grant date. The awards were measured at their grant-date fair value of $1.49 per share, the closing price of ESYN’s common stock on August 7, 2026, and share-based compensation expense of $2,980,000 was recognized in general and administrative expenses for the three and nine months ended September 30, 2026. The 90,000 shares granted to U.S. persons vest one year from the grant date, provided that ESYN’s common stock is then listed on Nasdaq or another market specified in the award agreements; because no future service is required and the condition was considered probable of being achieved, the related expense was also recognized on the grant date. As of September 30, 2026, there was no unrecognized compensation cost related to these awards.

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

The majority of the Company’s foreign currency transaction gains or losses come from the effects of foreign exchange rate changes on the intercompany loans between Singapore entities and U.S. entities. The Company recorded foreign exchange loss of $639,912 and foreign exchange gain of $1,448,155 during the three months ended on September 30, 2026 and 2025, respectively. The Company recorded foreign exchange loss of $360,282 and $4,795,345 during the nine months ended on September 30, 2026 and 2025, respectively. The foreign currency transactional gains and losses are recorded in operations.

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

The Company recorded other comprehensive gain of $1,384,970 from foreign currency translation for the three months ended September 30, 2026 and $1,536,824 loss for the three months ended September 30, 2025, in accumulated other comprehensive loss. The Company recorded other comprehensive gain of $887,626 from foreign currency translation for the nine months ended September 30, 2026 and $4,458,048 gain for the nine months ended September 30, 2025. The foreign currency transactional gains and losses are recorded in operations.

Earnings (Loss) per Share

The Company presents basic and diluted earnings (loss) per share data for its common shares. Basic earnings (loss) per share are calculated by dividing the profit or loss attributable to common stock shareholders of the Company by the weighted-average number of common shares outstanding during the year, adjusted for treasury shares held by the Company.

Diluted earnings (loss) per share are determined by adjusting the profit or loss attributable to common stock shareholders and the weighted-average number of common shares outstanding, adjusted for treasury shares held, for the effects of all dilutive potential ordinary shares, which comprise convertible securities, such as stock options, convertible bonds and warrants. At September 30, 2026 and December 31, 2025, there were 0 and 425,216 potentially dilutive warrants outstanding, respectively. All outstanding warrants expired on May 13, 2026.

Basic and diluted net income (loss) per share are the same for all periods presented because the inclusion of potentially dilutive securities would have been antidilutive.

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

Presentation Changes

For the three and nine months ended September 30, 2025, the Company presented other income and other expense as separate line items in the condensed consolidated statements of operations. Beginning in the three months ended March 31, 2026, the Company combined these amounts and presented them on a net basis as other income, net, to conform to the current period presentation.

During the three months ended September 30, 2026, the Company reclassified certain amounts previously presented under “Collection of Loan Receivable - Related Party” to “Collection of Loan Receivable” in the condensed consolidated statements of cash flows to separately present collections from related parties and third parties. This reclassification had no impact on the Company’s total cash flows, consolidated statements of operations, or shareholders’ equity.

Revision of Previously Issued Financial Statements

In connection with the preparation of the condensed consolidated financial statements for the nine months ended September 30, 2026, the Company identified that payroll and related employee benefit costs of personnel who directly support the business of the F&B operation had been classified within general and administrative (“G&A”) expenses rather than within cost of sales in prior periods. Under U.S. generally accepted accounting principles, these costs are properly presented within cost of sales to align with the functional activities of the personnel involved. Accordingly, the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2026, reflect the appropriate classification, and the prior period comparative amounts have been revised to conform to the current-period presentation

The Company evaluated this misclassification, both quantitatively and qualitatively, in accordance with SEC Staff Accounting Bulletin No. 99 and No. 108, and concluded that it was not material to the previously issued financial statements. Accordingly, the Company has revised the prior period comparative amounts presented herein to correct the classification. As a result of the revision, cost of sales increased by $161,190 and $531,513, and general and administrative expenses decreased by the same amounts, for the three and nine months ended September 30, 2025, respectively, resulting in a corresponding decrease in gross profit. This reclassification has no effect on previously reported total revenues, total operating expenses, loss from operations, net loss, total assets, total liabilities, stockholders’ equity, or net cash flows from operating, investing, or financing activities.

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

For the three and nine months ended September 30, 2026, no single customer accounted for 10% or more of the Company’s revenue.

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

The following table summarizes the Company’s segment information for the nine months ended September 30, 2026 and 2025:

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total
Nine Months Ended on September 30, 2026
Revenue	$2,167,586	$-	$-	$740,674	$2,908,260
Cost of Sales	(1,964,270)	-	-	(466,296)	(2,430,566)
Gross Profit	203,316	-	-	274,378	477,694
Operating Expenses	(1,624,400)	(82,597)	(1,904,575)	(5,850,389)	(9,461,961)
Operating Loss	(1,421,084)	(82,597)	(1,904,575)	(5,576,011)	(8,984,267)
Other Income (Expense)	1,832	(124,623)	188,943	2,204,913	2,271,065
Net Loss Before Income Tax	(1,419,252)	(207,220)	(1,715,632)	(3,371,098)	(6,713,202)

	Real Estate	Digital Transformation Technology	Biohealth Business	Other	Total

Nine Months Ended on September 30, 2025
Revenue	$2,126,737	$151	$-	$1,039,205	$3,166,093
Cost of Sales	(1,905,090)	(223)	-	(1,003,144)	(2,908,457)
Gross Profit	221,647	(72)	-	36,061	257,636
Operating Expenses	(1,369,966)	(448,809)	(446,268)	(7,259,150)	(9,524,193)
Operating Loss	(1,148,319)	(448,881)	(446,268)	(7,223,089)	(9,266,557)
Other Income (Expense)	1,621	(1,488,079)	(2,624,116)	(2,957,430)	(7,068,004)
Net Loss Before Income Tax	(1,146,698)	(1,936,960)	(3,070,384)	(10,180,519)	(16,334,561)

5. REAL ESTATE ASSETS

As of September 30, 2026 and December 31, 2025, real estate assets consisted of the following:

Description	Land	Building & Improvements	Other	Accumulated Depreciation	Total Net Carrying Amount
Balance at December 31, 2025	$6,060,083	$27,477,467	$310,173	$(4,226,771)	$29,620,952
Depreciation Expense	—	—	—	(268,679)	(268,679)
Balance at March 31, 2026	$6,060,083	$27,477,467	$310,173	$(4,495,450)	$29,352,273
Depreciation Expense	—	—	—	(268,679)	(268,679)
Balance at June 30, 2026	$6,060,083	$27,477,467	$310,173	$(4,764,129)	$29,083,594
Depreciation Expense	—	—	—	(268,680)	(268,680)
Balance at September 30, 2026	$6,060,083	$27,477,467	$310,173	$(5,032,809)	$28,814,914

Description	Land	Building & Improvements	Other	Accumulated Depreciation	Total Net Carrying Amount
Balance at December 31, 2024	$6,060,083	$27,477,467	$310,173	$(3,152,054)	$30,695,669
Depreciation Expense	—	—	—	(268,679)	(268,679)
Balance at March 31, 2025	$6,060,083	$27,477,467	$310,173	$(3,420,733)	$30,426,990
Depreciation Expense	—	—	—	(268,679)	(268,679)
Balance at June 30, 2025	$6,060,083	$27,477,467	$310,173	$(3,689,412)	$30,158,311
Depreciation Expense	—	—	—	(268,679)	(268,679)
Balance at September 30, 2025	$6,060,083	$27,477,467	$310,173	$(3,958,091)	$29,889,632

Single family residential properties

As of September 30, 2026 and December 31, 2025, the Company owned 132 Single Family Residential Properties (“SFRs”). The Company’s aggregate investment in those SFRs was $31 million. Depreciation expense was $268,680 and $268,679 in the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $806,038 and $806,037 in the nine months ended September 30, 2026 and 2025, respectively. These homes are located in Montgomery and Harris Counties, Texas.

The following table presents the summary of our SFRs as of September 30, 2026:

	Number of Homes	Aggregate Initial Investment	Average Investment per Home
SFRs	132	$30,998,258	$234,760

6. NOTES PAYABLE

As of September 30, 2026 and December 31, 2025, notes payable consisted of the following:

	September 30, 2026	December 31, 2025
Motor Vehicle Loans	$74,057	$98,091
Loans for Operations	-	22,415
Promissory Note to D. Boral Capital LLC	-	829,182
Total notes payable	$74,057	$949,688

M&T Bank Loan

On April 17, 2019, SeD Maryland Development LLC entered into a Development Loan Agreement with Manufacturers and Traders Trust Company (“M&T Bank”) in the principal amount not to exceed at any one time outstanding the sum of $8,000,000, with a cumulative loan advance amount of $18,500,000. The line of credit bore interest rate on LIBOR plus 375 basis points. SeD Maryland Development LLC was also provided with a Letter of Credit (“L/C”) Facility in an aggregate amount of up to $900,000. The L/C commission will be 1.5% per annum on the face amount of the L/C. Other standard lender fees will apply in the event the L/C is drawn down. The loan is a revolving line of credit. The L/C Facility is not a revolving loan, and amounts advanced and repaid may not be re-borrowed. Repayment of the Loan Agreement is secured by $2,600,000 collateral fund and a Deed of Trust issued to the Lender on the property owned by SeD Maryland. The loan expired during 2022 and only L/C is outstanding as of September 30, 2026 and December 31, 2025. On March 15, 2022 approximately $2,300,000 was released from collateral, leaving approximately $300,000 as collateral for outstanding letters of credit. On December 14, 2023 and February 11, 2026, approximately $201,751 and $107,991, respectively, was released from collateral for outstanding letters of credit. In February 2026, the remaining outstanding letter of credit was fully released, and the related letter-of-credit facility was closed.

Promissory Note to D. Boral Capital LLC

On December 18, 2023, the Company’s (then) subsidiary, EnerSyn Global Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by ESYN and D. Boral Capital LLC (“D. Boral Capital”) (previously known as EF Hutton LLC), a division of Benchmark Investments, LLC, under which in lieu of ESYN tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued as of the price of $10.10, totaling the amount of $1,509,375. The fair value of the ESYN shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity. The promissory note carries interest rate equal to SOFR (secured overnight financing rate for U.S. Government Securities Business Day published by the Federal Reserve Bank of New York) plus a margin of one percent. The principal amount of the promissory note and any accrued interest shall mature (i) partially in the event ESYN completes an offering within one year of the date of the promissory note, the amount of outstanding debt maturing being proportionate to the amount of proceeds of the future offering, or (ii) in partial installments through October of 2028, the outstanding balance being paid annually until the balance owed is paid in full. As of December 31, 2025, the Company accrued $118,557 in interest on the promissory note and owed $829,182 to D. Boral Capital.

On April 16, 2026, the Company and D. Boral Capital LLC entered into Amendment No. 1 to the Satisfaction and Discharge of Indebtedness, pursuant to which D. Boral Capital agreed to accept a one-time cash payment of $500,000 in full satisfaction of all amounts owed by the Company to D. Boral Capital under the underwriting agreement, the original satisfaction and discharge, and the related promissory note. The payment was made on April 20, 2026, and upon payment the promissory note was cancelled. The carrying amount of the obligation at the settlement date was $839,185, consisting of $710,625 of principal and $128,560 of accrued interest. The Company accounted for the transaction as an extinguishment of debt under ASC 470-50. The $339,185 difference between the carrying amount of the obligation and the cash consideration paid was recognized as a gain on extinguishment of debt in other income (expense) in the condensed consolidated statements of operations for the nine months ended September 30, 2026.

7. RELATED PARTY TRANSACTIONS

Purchase of Shares and Warrants from HIPH

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and warrants to purchase 1,220,390,000 shares with an exercise price of $0.001 per share, from HIPH, for an aggregate purchase price of $122,039. We value the HIPH warrants under level 3 category through a Black Scholes option pricing model. The fair value of the HIPH warrants was $973 as of September 30, 2026 and December 31, 2025.

Convertible Notes from Value Exchange

On January 27, 2023, Hapi Metaverse Inc. and HIPH World Inc. (together with Hapi Metaverse Inc., the “Lenders”) entered into a Convertible Credit Agreement (the “1st VEII Credit Agreement”) with VEII. The 1st VEII Credit Agreement provides VEII with a maximum credit line of $1,500,000 with simple interest accrued on any advances of the money under the 1st VEII Credit Agreement at 8%. The 1st VEII Credit Agreement grants conversion rights to each Lender. Each Advance shall be convertible, in whole or in part, into shares of VEII’s Common Stock at the option of the Lender who made that Advance (being referred to as a “Conversion”), at any time and from time to time, at a price per share equal the “Conversion Price”. In the event that a Lender elects to convert any portion of an Advance into shares of VEII Common Stock in lieu of cash payment in satisfaction of that Advance, then VEII would issue to the Lender five (5) detachable warrants for each share of VEII’s Common Stock issued in a Conversion (“Warrants”). Each Warrant will entitle the Lender to purchase one (1) share of Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. On February 23, 2023, Hapi Metaverse loaned VEII $1,400,000 (the “Loan Amount”). The Loan Amount can be converted into shares of VEII pursuant to the terms of the 1st VEII Credit Agreement for a period of three years. There is no fixed price for the derivative security until Hapi Metaverse converts the Loan Amount into shares of VEII Common Stock. In March 2026 the maturity date of the note was extended to February 23, 2028.

On September 6, 2023, Hapi Metaverse converted $1,300,000 of the principal amount loaned to VEII into 7,344,632 shares of VEII’s Common Stock. Under the terms of the 1st VEII Credit Agreement, Hapi Metaverse received Warrants to purchase a maximum of 36,723,160 shares of VEII’s Common Stock at an exercise price of $0.1770 per share. Such warrants expire five (5) years from date of their issuance. On September 30, 2026 the fair value of the remaining $100,000 of convertible note and warrants was $15,967 and $0, respectively. On December 31, 2025 the fair value of the remaining $100,000 of convertible note and warrants was $10,860 and $18,301, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value).

On December 14, 2023, Hapi Metaverse entered into a Convertible Credit Agreement (“2nd VEII Credit Agreement”) with VEII. On December 15, 2023, Hapi Metaverse loaned VEII $1,000,000. The 2nd VEII Credit Agreement was amended pursuant to an agreement dated December 19, 2023. Under the 2nd VEII Credit Agreement, as amended, this amount can be converted into VEII’s Common Shares pursuant to the terms of the 2nd VEII Credit Agreement for a period of three years, until December 14, 2026. The Company has subsequently confirmed with VEII the intent to extend the loan to December 14, 2027, with final terms to be formalized prior to the original maturity. The principal under the 2nd VEII Credit Agreement accrues simple interest at 8% per annum. In the event that Hapi Metaverse converts this loan into shares of VEII’s Common Stock, the conversion price shall be $0.045 per share. In the event that Hapi Metaverse elects to convert any portion of the loan into shares of VEII’s Common Stock in lieu of cash payment in satisfaction of that loan, then VEII will issue to Hapi Metaverse five (5) detachable warrants for each share of VEII’s Common Stock issued in a conversion (“Warrants”). Each Warrant will entitle Hapi Metaverse to purchase one (1) share of VEII’s Common Stock at a per-share exercise price equal to the Conversion Price. The exercise period of each Warrant will be five (5) years from date of issuance of the Warrant. The fair value of this convertible note on September 30, 2026 and December 31, 2025 was $369,586 and $377,925, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value). At the time of this filing, the Company has not converted the Loan Amount.

On July 15, 2024, Hapi Metaverse entered into a Convertible Credit Agreement (“3rd VEII Credit Agreement”) with VEII for an unsecured credit line in the maximum amount of $110,000 (“2024 Credit Line”). Advances of the principal under the 3rd VEII Credit Agreement accrue simple interest at 8% per annum. Each Advance under the 3rd VEII Credit Agreement and all accrued interest thereon may, at the election of VEII, or the Company, be: (1) repaid in cash; (2) converted into shares of VEII Common Stock; or (3) be repaid in a combination of cash and shares of VEII Common Stock. The principal amount of each Advance under the 3rd VEII Credit Agreement is due and payable on the third (3rd) annual anniversary of the date that the Advance is received by VEII along with any unpaid interest accrued on the principal (the “Advance Maturity Date”). Prior to the Advance Maturity Date, unpaid interest accrued on any Advance shall be paid on the last business day of June and on the last business day of December of each year in which the Advance is outstanding and not converted into shares of VEII Common Stock. Company may prepay any Advance under the 3rd VEII Credit Agreement and interests accrued thereon prior to Advance Maturity Date without penalty or charge. At the time of this filing, the Company has not converted the Loan Amount. The fair value of this convertible note on September 30, 2026 and December 31, 2025 was $8,496 and $100,633, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value). At the time of this filing, the Company has not converted the Loan Amount.

VEII issued a Convertible Promissory Note (the “VEII Convertible Promissory Note”) for $30,000, dated as of March 28, 2025 to Alset Inc. as consideration for a loan in the same amount. This amount can be converted into shares of VEII pursuant to the terms of the VEII Convertible Promissory Note for a period of two years, until March 28, 2027. Interest on the outstanding balance of this Note shall accrue at a rate of 5% per annum. In the event that Alset Inc. converts all or a portion of the indebtedness into shares of VEII Common Stock, the conversion price shall be $0.0166 per share. The fair value of this convertible note on September 30, 2026 and December 31, 2025 was $2,898 and $27,857, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value). At the time of this filing, the Company has not converted the Loan Amount.

Convertible Notes from Sharing Services

On January 17, 2024, the Company received a Convertible Promissory Note (the “1st SHRG Convertible Note”) from Sharing Services Global Corp., an affiliate of the Company, in exchange for a $250,000 loan made by the Company to SHRG. The Company may convert a portion or all of the outstanding balance due under the 1st SHRG Convertible Note into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of conversion notice. The 1st SHRG Convertible Note bears a 10% interest rate and had a scheduled maturity six (6) months from the date of the 1st SHRG Convertible Note, or July 17, 2024. The terms of the note and maturity date were subsequently extended. The new maturity date of the 1st SHRG Convertible Note is November 5, 2026. The Company is currently in discussions with SHRG regarding a further extension of the maturity date. At the time of this filing, the Company has not converted any of the note contemplated by the 1st SHRG Convertible Note. The fair value of this 1st SHRG Convertible Note on September 30, 2026 and December 31, 2025 was $267,904 and $258,409, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value).

On March 20, 2024, EnerSyn Global Inc., (then) a subsidiary of the Company, entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a (i) Convertible Promissory Note (the “2nd SHRG Convertible Note) in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of ESYN, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. 2nd SHRG Convertible Note bears a 6% interest rate and has scheduled maturity on March 20, 2027, three years from the date of the 2nd SHRG Convertible Note. At the time of this filing, ESYN has not converted any of the note contemplated by the 2nd SHRG Convertible Note nor exercised any of the warrants. On September 30, 2026 the fair value of the 2nd SHRG Convertible Note and warrants was $0 and $0, respectively. On December 31, 2025, the fair value of the 2nd SHRG Convertible Note and warrants was $227,909 and $12, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value).

On May 9, 2024, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “3rd SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of ESYN for an aggregate purchase price of $250,000. The 3rd SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 3rd SHRG Convertible Note, May 9, 2027. Additionally, upon signing the 3rd SHRG Convertible Note, SHRG owed the Company commitment fee of 8% of the principal amount, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, ESYN has not converted any of the note contemplated by the 3rd SHRG Convertible Note. On September 30, 2026 and December 31, 2025, the fair value of the 3rd SHRG Convertible Note was $0 and $231,679, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On June 6, 2024, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “4th SHRG Convertible Note”) in the amount of $250,000, convertible into 89,286 shares of SHRG’s common stock at the option of ESYN for an aggregate purchase price of $250,000. The Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 4th SHRG Convertible Note, June 6, 2027. Additionally, upon signing the 4th SHRG Convertible Note, SHRG owed the Company commitment fee of 8% of the principal amount, $20,000 in total, which will be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, ESYN has not converted any of the note contemplated by the 4th SHRG Convertible Note. On September 30, 2026 and December 31, 2025, the fair value of the 4th SHRG Convertible Note was $0 and $230,383, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On August 13, 2024, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “5th SHRG Convertible Note”) in the amount of $100,000, convertible into 35,714 shares of SHRG’s common stock at the option of the Company for an aggregate purchase price of $100,000. The 5th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the 5th SHRG Convertible Note, August 13, 2027. Additionally, upon signing the 5th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $8,000 in total, to be paid either in cash or in common stock of SHRG, at the discretion of the Company. At the time of this filing, ESYN has not converted any of the note contemplated by the 5th SHRG Convertible Note. On September 30, 2026 and December 31, 2025, the fair value of the 5th SHRG Convertible Note was $0 and $91,066, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On January 15, 2025, ESYN entered into a Loan Agreement (the “1st Loan Agreement”) with SHRG, under which ESYN provided a loan to SHRG in the amount of $150,000. ESYN may convert a portion or all of the outstanding balance due under the loan into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of maturity of the 1st Loan Agreement, January 15, 2026, which was extended to January 15, 2028. The 1st Loan Agreement bears an 8% interest rate. At the time of this filing, ESYN has not converted any of the note contemplated by the 1st Loan Agreement. On September 30, 2026 and December 31, 2025, the fair value of the 1st Loan Agreement was $0 and $160,941, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On March 31, 2025, ESYN entered into a securities purchase agreement with SHRG, pursuant to which SHRG issued a convertible promissory note to ESYN in the amount of $150,000 (the “6th SHRG Convertible Note”). The 6th SHRG Convertible Note bears an 8% interest rate. The 6th SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at ESYN’s option until maturity three (3) years from the date of the securities purchase agreement, March 31, 2028. In addition, SHRG granted ESYN warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share, for an aggregate purchase price of $796,875. At the time of this filing, ESYN has not converted any of the note contemplated by the 6th SHRG Convertible Note nor converted any warrants. On September 30, 2026, the fair value of the 6th SHRG Convertible Note and warrants was $0 and $0, respectively. On December 31, 2025, the fair value of the 6th SHRG Convertible Note and warrants was $127,260 and $75, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On April 17, 2025, ESYN entered into a Loan Agreement (the “2nd Loan Agreement”) with SHRG, under which ESYN provided a loan to SHRG in the amount of $250,000. The 2nd Loan Agreement bears an 8% interest rate and has maturity date on April 17, 2026. Additionally, upon execution SHRG incurred a commitment fee representing 5% of the loan principal, $12,500. Following the Company’s deconsolidation of ESYN on August 10, 2026, the loan receivable was no longer included in the Company’s condensed consolidated financial statements. The maturity of the loan was subsequently extended to December 31, 2026.

On April 21, 2025 ESYN entered into a Loan Agreement (the “3rd Loan Agreement”) with SHRG, under which the Company provided a loan to SHRG in the amount of $30,000. The maturity date of the 3rd Loan Agreement is April 21, 2026. The Loan Agreement bears a 10% interest rate. As of September 30, 2026, the loan had passed its maturity date and remained outstanding. Following the Company’s deconsolidation of ESYN on August 10, 2026, the loan receivable was no longer included in the Company’s condensed consolidated financial statements. The maturity of the loan was subsequently extended to December 31, 2026.

On June 27, 2025, ESYN entered into a securities purchase agreement with SHRG pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “7th SHRG Convertible Note”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of ESYN for an aggregate purchase price of $60,000, Additionally, upon signing the 7th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount, $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of ESYN. The 7th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity on June 27, 2028. At the time of filing, ESYN has not converted any of the note contemplated by the 7th SHRG Convertible Note. On September 30, 2026 and December 31, 2025, the fair value of the 7th SHRG Convertible Note was $0 and $52,535, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On September 17, 2025, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “8th SHRG Convertible Note”) in the amount of $70,000, convertible into 11,666,667 shares of SHRG’s common stock at ESYN’s option for an aggregate purchase price of $70,000. The 8th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note. Additionally, upon signing the 8th SHRG Convertible Note, SHRG owed ESYN a commitment fee of 8% of the principal amount, $5,600 in total, to be paid either in cash or in common stock of SHRG, at ESYN’s discretion. At the time of filing, ESYN has not converted any of the note contemplated by the 8th SHRG Convertible Note. On September 30, 2026 and December 31, 2025, the fair value of the 8th SHRG Convertible Note was $0 and $59,621, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On October 6, 2025, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “9th SHRG Convertible Note”) in the amount of $200,000, convertible into 33,333,333 shares of SHRG’s common stock at ESYN’s option for an aggregate purchase price of $200,000. The 9th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, October 6, 2028. Additionally, upon signing the 9th SHRG Convertible Note, SHRG owed ESYN a commitment fee of 8% of the principal amount, $16,000 in total, to be paid either in cash or in common stock of SHRG, at ESYN’s discretion. At the time of filing, ESYN has not converted any of the note contemplated by the 9th SHRG Convertible Note. On September 30, 2026 and December 31, 2025, the fair value of the 9th SHRG Convertible Note was $0 and $170,945, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On December 10, 2025, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “10th SHRG Convertible Note”) in the amount of $150,000, convertible into 25,000,000 shares of SHRG’s common stock at ESYN’s option for an aggregate purchase price of $150,000. The 10th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, December 10, 2028. Additionally, upon signing the 10th SHRG Convertible Note, SHRG owed ESYN a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at ESYN’s discretion. At the time of filing, ESYN has not converted any of the note contemplated by the 10th SHRG Convertible Note. On September 30, 2026 and December 31, 2025, the fair value of the 10th SHRG Convertible Note was $0 and $126,081, respectively. (For further details on fair value valuation refer to Note 11. – Assets Measured at Fair Value.)

On January 2, 2026, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “11th SHRG Convertible Note”) in the amount of $40,000, convertible into 6,666,667 shares of SHRG’s common stock at ESYN’s option for an aggregate purchase price of $40,000. The 11th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, January 2, 2029. Additionally, upon signing the 11th SHRG Convertible Note, SHRG owed ESYN a commitment fee of 8% of the principal amount, $3,200 in total, to be paid either in cash or in common stock of SHRG, at ESYN’s discretion. At the time of filing, ESYN has not converted any of the note contemplated by the 11th SHRG Convertible Note.

On January 8, 2026, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “12th SHRG Convertible Note”) in the amount of $120,000, convertible into SHRG common stock at $0.006 per share at ESYN’s option. The 12th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, January 8, 2029. Additionally, upon signing the 12th SHRG Convertible Note, SHRG owed ESYN a commitment fee of 8% of the principal amount, $9,600 in total, to be paid either in cash or in common stock of SHRG, at ESYN’s discretion. At the time of filing, ESYN has not converted any of the note contemplated by the 12th SHRG Convertible Note.

On February 4, 2026, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “13th SHRG Convertible Note”) in the amount of $125,000, convertible into SHRG common stock at $0.006 per share at ESYN’s option. The 13th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, February 4, 2029. Additionally, upon signing the 13th SHRG Convertible Note, SHRG owed ESYN a commitment fee of 8% of the principal amount, $10,000 in total, to be paid either in cash or in common stock of SHRG, at ESYN’s discretion. At the time of filing, ESYN has not converted any of the note contemplated by the 13th SHRG Convertible Note.

Following the deconsolidation of ESYN on August 10, 2026, all balances associated with ESYN as of September 30, 2026, were derecognized from the consolidated financial statements.

Convertible Notes from DSS

On August 20, 2025, the Company entered into a securities purchase agreement with DSS pursuant to which the Company purchased from DSS a Convertible Promissory Note (the “DSS Convertible Note”) in the amount of $500,000, convertible into shares of DSS’s common stock at the Company’s option until maturity on July 31, 2028. The DSS Convertible Note bears interest at the Prime Rate, which means the rate of interest quoted in the Wall Street Journal, Money Rates Section as the “Prime Rate.” At the time of filing, the Company has not converted any of the debt contemplated by DSS Convertible Note. As of September 30, 2026 and December 31, 2025, the Company accrued $38,137 and $12,579 in interest and DSS owed $538,137 and $512,579, to the Company, respectively.

On March 26, 2026, Alset International entered into a securities purchase agreement (“DSS SPA 1”) with DSS, pursuant to which Alset International lent DSS $2,450,000, in exchange for a convertible promissory note (“DSS Note 1”) and warrants to purchase 16,554,055 shares of DSS common stock (“DSS Warrant 1”). DSS Note 1 bears a simple interest rate of 3% per annum. Under the terms of DSS Note 1, Alset International may convert any outstanding principal and interest into shares of DSS common stock at $0.74 per share upon notice prior to maturity of the DSS Note 1 five (5) years from the date of thereof. The DSS Warrants 1 to be issued to Alset International are to purchase up to 16,554,055 shares of DSS common stock at an exercise price of $0.93 per share. DSS Warrant 1 expires on its fifth anniversary.

As of September 30, 2026, DSS Note 1 had a face value of $2,450,000, unamortized discount of $280,140, net carrying value of $2,169,860, and accrued interest receivable of $37,858. Management concluded that DSS Warrant 1 meets the definition of derivative instruments under ASC 815 and, because the warrants are indexed to the equity of a third party rather than the Company’s own stock, the scope exception under ASC 815-10-15-74 does not apply. Accordingly, the warrants are recognized as derivative assets and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of DSS Warrant 1 as of September 30, 2026 was $928,020.

On June 23, 2026, the Company entered into a securities purchase agreement (“DSS SPA 2”) with DSS pursuant to which the Company loaned DSS $1,000,000, in exchange for a convertible promissory note (“DSS Note 2”) and warrants to purchase 17,777,776 shares of DSS common stock (“DSS Warrant 2”). DSS Note 2 is payable upon demand. DSS Note 2 will bear a simple interest rate of 3% per annum. Under the terms of DSS Note 2, the Company may convert any outstanding principal and interest into shares of DSS common stock at $0.45 per share upon notice prior to maturity of DSS Note 2 five (5) years from the date of thereof. DSS Warrant 2 will be exercisable into up to 17,777,776 shares of DSS common stock at an exercise price of $0.50 per share. DSS Warrant 2 expires on its third anniversary.

DSS SPA 2, DSS Note 2, and DSS Warrant 2 require the approval of DSS’ stockholders, prior to the conversion of the note or exercise of the warrants.

As of September 30, 2026, DSS Note 2 had a face value of $1,000,000, unamortized discount of $289,417, net carrying value of $710,583, and accrued interest receivable of $8,250. Management concluded that DSS Warrant 2 meets the definition of derivative instruments under ASC 815 and, because the warrants are indexed to the equity of a third party rather than the Company’s own stock, the scope exception under ASC 815-10-15-74 does not apply. Accordingly, the warrants are recognized as derivative assets and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of DSS Warrant 2 as of September 30, 2026 was $990,044.

On August 13, 2026, the Company entered into a securities purchase agreement (“DSS SPA 3”) with DSS pursuant to which the Company loaned DSS $600,000, in exchange for a convertible promissory note (“DSS Note 3”) and warrants to purchase 10,666,667 shares of DSS common stock (“DSS Warrant 3”). DSS Note 3 is payable upon demand. DSS Note 3 will bear a simple interest rate of 3% per annum. Under the terms of DSS Note 3, the Company may convert any outstanding principal and interest into shares of DSS common stock at $0.45 per share upon notice prior to maturity of DSS Note 3 five (5) years from the date of thereof. DSS Warrant 3 will be exercisable into up to 10,666,667 shares of DSS common stock at an exercise price of $0.50 per share. DSS Warrant 3 expires on its fifth anniversary.

DSS SPA 3, DSS Note 3, and DSS Warrant 3 require the approval of DSS’ stockholders, prior to the conversion of the note or exercise of the warrants.

As of September 30, 2026, DSS Note 3 had a face value of $600,000, unamortized discount of $188,525, net carrying value of $411,475, and accrued interest receivable of $2,150. Management concluded that DSS Warrant 3 meets the definition of derivative instruments under ASC 815 and, because the warrants are indexed to the equity of a third party rather than the Company’s own stock, the scope exception under ASC 815-10-15-74 does not apply. Accordingly, the warrants are recognized as derivative assets and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of DSS Warrant 3 as of September 30, 2026 was $715,733.

On September 15, 2026, the Company entered into a securities purchase agreement (“DSS SPA 4”) with DSS pursuant to which the Company loaned DSS $500,000, in exchange for a convertible promissory note (“DSS Note 4”) and warrants to purchase 8,000,000 shares of DSS common stock (“DSS Warrant 4”). DSS Note 4 is payable upon demand. DSS Note 4 will bear a simple interest rate of 3% per annum. Under the terms of DSS Note 4, the Company may convert any outstanding principal and interest into shares of DSS common stock at $0.50 per share upon notice prior to maturity of DSS Note 4 five (5) years from the date of thereof. DSS Warrant 4 will be exercisable into up to 8,000,000 shares of DSS common stock at an exercise price of $0.55 per share. DSS Warrant 4 expires on its fifth anniversary.

DSS SPA 4, DSS Note 4, and DSS Warrant 4 require the approval of DSS’ stockholders, prior to the conversion of the note or exercise of the warrants.

As of September 30, 2026, DSS Note 4 had a face value of $500,000, unamortized discount of $158,280, net carrying value of $341,720, and accrued interest receivable of $625. Management concluded that DSS Warrant 4 meets the definition of derivative instruments under ASC 815 and, because the warrants are indexed to the equity of a third party rather than the Company’s own stock, the scope exception under ASC 815-10-15-74 does not apply. Accordingly, the warrants are recognized as derivative assets and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value of DSS Warrant 4 as of September 30, 2026 was $529,040.

Credit Facility Agreement with ESYN

On April 14, 2025, the Company entered into an amendment (the “Amendment”) to the Credit Facility Agreement with EnerSyn Global Inc. dated April 24, 2024, pursuant to which the Company provided ESYN a line of credit facility (the “Credit Facility”) which provided a maximum, aggregate credit line of up to $1,000,000. Under the terms of the Amendment, the date upon which each advance made under the Credit Facility and all accrued but unpaid interest were due and payable was extended from April 24, 2025 to April 14, 2026. Further, pursuant to the Amendment, ESYN released Alset International Limited from its obligations under its Letter of Continuing Financial Support to ESYN dated March 28, 2025. The terms of the Company’s Letter of Continuing Financial Support to ESYN were not altered by the Amendment. The Credit Facility and Amendment expired as of the issuance of these quarterly condensed consolidated financial statements.

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

During the three and nine months ended September 30, 2026, the Company recognized its equity in loss of investee in New Energy of $56,018 and $220,386, respectively.

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

Accordingly, the Company reduced the carrying amount of the investment to its estimated fair value of approximately $52.7 million as of December 31, 2025. Investment in New Energy was $52,484,614 at September 30, 2026.

As of September 30, 2026, management evaluated whether the Company’s investment in New Energy had experienced an additional other-than-temporary decline in value. In performing this evaluation, management considered New Energy’s financial condition and operating results for the nine months ended September 30, 2026, compared against the conditions and assumptions underlying the 2025 impairment. Management did not identify a material deterioration in New Energy’s financial condition, operating performance, or expected future cash flows. Management also did not identify any new adverse developments beyond those considered in the 2025 impairment assessment. Accordingly, no additional impairment was recognized for the three and nine months ended September 30, 2026.

Notes Payable

Chan Heng Fai provided an interest-free, due on demand advance to SeD Perth Pty. Ltd. for its general operations. As of September 30, 2026 and December 31, 2025, the outstanding balance was $13,044 and $12,500, respectively.

Chan Heng Fai provided an interest-free, due on demand advance to Hapi Metaverse Inc. for its general operations. As of September 30, 2026 and December 31, 2025, the outstanding balance was $4,133 and $4,168, respectively.

In June and July 2025 Chan Heng Fai provided interest-free, due on demand advances to EnerSyn Global Inc. for its general operations. As of September 30, 2026 and December 31, 2025, the outstanding balance was $0 and $4,840, respectively.

Following the deconsolidation of ESYN on August 10, 2026, amounts payable to ESYN are no longer eliminated in consolidation and are presented as amounts due to a related party. As of September 30, 2026, the Company had an outstanding payable to ESYN of $4,088,115, which is due on demand.

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

The Company incurred expenses of $75,000 and $225,000 in the three and nine months ended September 30, 2026, respectively. The Company incurred expenses of $75,000 and $300,000 in the three and nine months ended September 30, 2025, respectively. On September 30, 2026 and December 31, 2025, the Company owed this related party $0 and $39,529, respectively. These amounts are included in Accounts Payable in the accompanying condensed consolidated balance sheets.

Notes Receivable from Related Party

On October 13, 2021 BMI Capital Partners International Limited (“BMI”) entered into a loan agreement with Liquid Value Asset Management Limited (“LVAML”), a subsidiary of DSS, pursuant to which BMI agreed to lend $3,000,000 to LVAML. The loan has variable interest rate and matured on January 12, 2023, with automatic three-month extensions. The purpose of the loan is to purchase a portfolio of trading securities by LVAM. BMI participates in the losses and gains from portfolio based on the calculations included in the loan agreement. As of December 31, 2025 LVAML owed the Company $33,036. The Company wrote this debt off at September 30, 2026 and included it in Impairments in the accompanying condensed consolidated statements of operations.

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

On November 6, 2024, ESYN signed a loan agreement with HapiTravel Holding Pte. Ltd. (“HTHPL”) in the amount of $137,658 at a rate of 5% per annum, the maturity date of which is on or before the second anniversary of the effective date. During first quarter of 2025, the Company lent HTHPL additional $19,053. As of September 30, 2026 and December 31, 2025 the Company accrued $10,794 and $7,168 in interest, respectively, and impaired $25,789 and $139,514 at September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025 HTHPL owed $0 and $25,789, respectively, to the Company. Following the Company’s deconsolidation of ESYN on August 10, 2026, the loan receivable was no longer included in the Company’s condensed consolidated financial statements.

On July 18, 2025, the Company’s subsidiary signed a loan agreement with HapiTravel Holding Pte. Ltd in the amount of $279,027 at a rate of 5% per annum, the maturity date of which is on or before the third anniversary of the effective date. As of September 30, 2026 and December 31, 2025, the Company accrued $16,665 and $6,230 in interest, respectively. As of September 30, 2026 and December 31, 2025, HTHPL owed $298,639 and $286,555 to the Company, respectively.

On December 18, 2024, the Company’s subsidiary sold Hapi Travel Pte. Ltd. (“HTPL”) to HTHPL for a consideration of $834.

On December 17, 2024, the Company’s subsidiary entered into a shares purchase agreement with HTHPL, pursuant to which the Company sold 500,000 ordinary shares of Hapi Travel Limited (“HTL”), representing 100% of the issued and outstanding share capital of HTL, in exchange for a promissory note in the amount of $82,635, which bears a 6% interest rate and has a scheduled maturity two years from the date of the promissory note. As of September 30, 2026 and December 31, 2025, the Company accrued $7,935 and $5,029 in interest, respectively, and HTHPL repaid $17,248 in 2025. As of September 30, 2026 and December 31, 2025 HTHPL owed $64,660 and $70,043, respectively, to the Company.

On January 23, 2025 the Company’s subsidiary entered into loan agreement with New Energy Asia Pacific Company Limited (“New Energy Asia”), pursuant to which the Company agreed to lend $69,326 to New Energy Asia. The loan carries simple annual interest rate of 8% and is due on January 23, 2026. The maturity was subsequently extended to January 23, 2027. As of September 30, 2026 and December 31, 2025, the Company accrued $9,345 and $5,197 in interest, respectively, and New Energy Asia owed $78,763 and $74,614, respectively, to the Company.

On March 26, 2026 the Company’s subsidiary entered into loan agreement with New Energy Asia, pursuant to which the Company agreed to lend $713,093 to New Energy Asia. The loan carries simple annual interest rate of 8% and is due on March 26, 2029. As of September 30, 2026, the Company accrued $29,383 in interest, and New Energy Asia owed $742,476, to the Company.

On July 31, 2026 the Company’s subsidiary entered into loan agreement with New Energy Asia, pursuant to which the Company agreed to lend $127,515 to New Energy Asia. The loan carries simple annual interest rate of 8% and is due on July 31, 2027. As of September 30, 2026, the Company accrued $1,705 in interest, and New Energy Asia owed $123,316, to the Company.

On August 22, 2025, the Company’s subsidiary paid a bill on behalf of Value Exchange International (Hong Kong) Limited (“VEIHK”), a fellow subsidiary of VEII, in the amount of $34,185 as an interest-free loan, which is due on demand. As of September 30, 2026 and December 31, 2025 VEIHK owed $34,542 and $34,190, to the Company, respectively. The change between the periods was primarily attributable to fluctuations in foreign currency exchange rates.

On September 5, 2025, the Company’s subsidiary entered into a loan agreement with VEIHK, in the amount of $84,820 at a rate of 8% per annum, the maturity date of which is on or before the three months of the effective date. In the first nine months of 2026 VEIHK repaid $70,157 of the loan. As of September 30, 2026 and December 31, 2025, the Company accrued $2,189 in interest and VEIHK owed $16,278 and $87,009, to the Company, respectively. The Company entered into a verbal agreement with VEIHK pursuant to which the Company agreed to cease accruing interest on the outstanding balance after December 31, 2025, and VEIHK agreed to repay the outstanding balance during 2026.

On October 1, 2025, the Company paid a bill on behalf of Value Exchange International Inc. in the amount of $7,500, which accrues 8% interest rate and is due on demand. As of September 30, 2026 and December 31, 2025 the Company accrued $599 and $150 in interest and VEII owed $8,098 and $7,650, to the Company, respectively.

Following the deconsolidation of ESYN on August 10, 2026, amounts receivable from ESYN are no longer eliminated in consolidation and are presented as amounts due from a related party. As of September 30, 2026, the Company’s subsidiary had an outstanding receivable from ESYN of $4,608,941, which is due on demand.

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

On September 30, 2026, there were 39,401,786 common shares issued and 38,895,830 common shares outstanding.

The following table summarizes the warrant activity for the nine months ended September 30, 2026.

	Warrant for Common Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Warrants Outstanding as of December 31, 2025	603,051	$80.46	0.36	$-
Warrants Vested and exercisable at December 31, 2025	603,051	$80.46	0.36	$-
Granted	-	-
Exercised	-	-
Forfeited, cancelled, expired	603,051	80.46
Warrants Outstanding as of September 30, 2026	-	$-	-	$-
Warrants Vested and exercisable at September 30, 2026	-	$-	-	$-

Issuance of ESYN Shares to D. Boral Capital

On December 18, 2023, EnerSyn Global Inc. entered into a Satisfaction and Discharge of Indebtedness Agreement in connection with an underwriting agreement previously entered into by ESYN and D. Boral Capital, a division of Benchmark Investments, LLC, under which in lieu of ESYN tendering the full amount due of $3,018,750, the underwriters accepted a combination of $325,000 in cash paid upon the closing of the Business Combination, 149,443 shares of the Company’s common stock and a $1,184,375 promissory note as full satisfaction. This agreement was effective at the closing of Business Combination on January 9, 2024. The 149,443 shares were issued at the price of $10.10, totaling the amount of $1,509,375. The fair value of the ESYN shares at issuance on January 9, 2024 was $2.82 per share or $421,429. No gain or loss was recognized upon issuance of the shares on January 9, 2024 as this was an adjustment to prior underwriting costs accounted for in equity.

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

9. LEASE INCOME

The Company generally rents its SFRs under lease agreements with a term of one or two years. Future minimum rental revenue under existing leases on our properties at September 30, 2026 in each calendar year through the end of their terms are as follows:

2026	$605,595
2027	943,110
Total Future Receipts	$1,548,705

Property Management Agreements

The Company has entered into property management agreement with the property managers under which the property managers generally oversee and direct the leasing, management and advertising of the properties in our portfolio, including collecting rents and acting as liaison with the tenants. The Company pays its property managers a monthly property management fee for each property unit and a leasing fee. For the three months ended September 30, 2026 and 2025, property management fees incurred by the property managers were $36,180 and $ 35,910, respectively. For the nine months ended September 30, 2026 and 2025, property management fees incurred by the property managers were $108,090 and $107,280, respectively. For the three months ended September 30, 2026 and 2025, leasing fees incurred by the property managers were $19,765 and $23,140, respectively. For the nine months ended September 30, 2026 and 2025, leasing fees incurred by the property managers were $66,470 and $52,630, respectively.

10. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Following is a summary of the changes in the balances of accumulated other comprehensive (loss) income, net of tax:

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2026	$(54,921)	$(2,505,799)	$2,729,522	$168,802

Other Comprehensive Income (Loss)	-	211,916	(30,117)	181,799

Balance at March 31, 2026	$(54,921)	$(2,293,883)	$2,699,405	$350,601

Other Comprehensive (Loss) Income	-	(638,438)	31,633	(606,805)

Balance at June 30, 2026	$(54,921)	$(2,932,321)	$2,731,038	$(256,204)

Other Comprehensive Income	-	1,187,751	11,706	1,199,457

Balance at September 30, 2026	$(54,921)	$(1,744,570)	$2,742,744	$943,253

	Unrealized Gains and Losses on Security Investment	Foreign Currency Translations	Change in Minority Interest	Total
Balance at January 1, 2025	$(54,921)	$(3,960,871)	$3,165,930	$(849,862)

Other Comprehensive Income (Loss)	-	1,215,571	(150,783)	1,064,788

Balance at March 31, 2025	$(54,921)	$(2,745,300)	$3,015,147	$214,926

Other Comprehensive Income	-	3,923,509	-	3,923,509

Balance at June 30, 2025	$(54,921)	$1,178,209	$3,015,147	$4,138,435

Other Comprehensive Loss	-	(1,317,980)	-	(1,317,980)

Balance at September 30, 2025	$(54,921)	$(139,771)	$3,015,147	$2,820,455

11. ASSETS MEASURED AT FAIR VALUE

Financial assets measured at fair value on a recurring basis are summarized below and disclosed on the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025:

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
September 30, 2026
Assets
Investment Securities- Fair Value Option	$14,788,678	$143,710	$-	$14,932,388
Investment Securities- Trading	11,510,568	335,050	-	11,845,618
Warrants – HIPH	-	-	973	973
Warrants - VEII	-	10,949	-	10,949
Warrants - DSS	-	3,162,837	-	3,162,837
Convertible Loan Receivable - VEII	-	396,947	-	396,947
Convertible Loan Receivable - SHRG	-	267,904	-	267,904
Total Assets at Fair Value	$26,299,246	$4,317,397	$973	$30,617,616

	Fair Value Measurement Using			Amount at
	Level 1	Level 2	Level 3	Fair Value
December 31, 2025
Assets
Investment Securities- Fair Value Option	$3,683,925	$48,115	$-	$3,732,040
Investment Securities- Trading	14,264,655	418,605	-	14,683,260
Warrants - HIPH	-	-	973	973
Warrants - VEII	-	18,301	-	18,301
Warrants- SHRG	-	87	-	87
Convertible Loan Receivable - VEII	-	517,275	-	517,275
Convertible Loan Receivable - SHRG	-	1,736,829	-	1,736,829
Total Investment in Securities at Fair Value	$17,948,580	$2,739,211	$973	$20,688,764

Realized loss on investment securities for the three months ended September 30, 2026 was $754,858 and realized loss on investment securities for the three months ended September 30, 2025 was $66,666. Realized loss on investment securities for the nine months ended September 30, 2026 was $974,324 and realized loss on investment securities for the nine months ended September 30, 2025 was $3,176,050. Unrealized gain on securities investment was $4,392,754 and $1,304,681 in the three months ended September 30, 2026 and 2025, respectively. Unrealized loss on securities investment was $3,010,878 and $20,586 gain in the nine months ended September 30, 2026 and 2025, respectively. These gains and losses were recorded directly to net loss.

The following chart shows details of the fair value of equity security investment at September 30, 2026 and December 31, 2025, respectively.

	Share price		Market Value
	9/30/2026	Shares	9/30/2026	Valuation

DSS (Related Party)	$0.640	3,961,210	$2,535,174	Investment in Securities at Fair Value – Related Party

ESYN (Related Party)	$2.280	5,374,344	$12,253,504	Investment in Securities at Fair Value – Related Party

Trading Stocks			$11,510,567	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$26,299,246

AMBS	$0.000	20,000,000	$-	Investment in Securities at Fair Value

Holista	$0.030	1,000	$30	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.000	21,179,275	-	Investment in Securities at Fair Value – Related Party

HIPH World (Related Party)	$0.000	354,039,000	$141,616	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$0.023	89,732	$2,064	Investment in Securities at Fair Value – Related Party

Trading Stocks			$335,051	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$478,760

Nervotec	N/A	1,666	$-	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,557	Investment in Securities at Cost
	Total Equity Securities		$26,794,563

	Share price		Market Value
	12/31/2025	Shares	12/31/2025	Valuation

DSS (Related Party)	$0.930	3,961,210	$3,683,925	Investment in Securities at Fair Value – Related Party

Trading Stocks			$14,264,655	Investment in Securities at Fair Value

	Total Level 1 Equity Securities		$17,948,580

AMBS	$0.000	20,000,000	$-	Investment in Securities at Fair Value

Holista	$0.057	1,000	$57	Investment in Securities at Fair Value

Value Exchange (Related Party)	$0.001	21,179,275	$10,590	Investment in Securities at Fair Value – Related Party

Sharing Services (Related Party)	$0.023	89,732	$2,064	Investment in Securities at Fair Value – Related Party

HIPH World (Related Party)	$0.000	354,039,000	$35,404	Investment in Securities at Fair Value – Related Party

Trading Stocks			$418,605	Investment in Securities at Fair Value

	Total Level 2 Equity Securities		$466,720

Nervotec	N/A	1,666	$-	Investment in Securities at Cost
UBeauty	N/A	3,600	$16,696	Investment in Securities at Cost
Ideal Food and Beverages	N/A	19,000	$-	Investment in Securities at Cost
HapiTravel Holding	N/A	19,000	$148	Investment in Securities at Cost
AES Group Co. Ltd.	N/A	398	$1,382	Investment in Securities at Cost

	Total Equity Securities		$18,433,526

Changes in the observable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. A significant increase (decrease) in this likelihood would result in a higher (lower) fair value measurement.

The table below provides a summary of the changes in fair value which are recorded as unrealized gain (loss) on securities investments, including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2026 and 2025:

Total
Balance at January 1, 2026	$973
Total Gains	-
Balance at March 31, 2026	$973
Total Gains	-
Balance at June 30, 2026	$973
Total Gains	-
Balance at September 30, 2026	$973

Total
Balance at January 1, 2025	$973
Total Gains	-
Balance at March 31, 2025	$973
Total Gains	-
Balance at June 30, 2025	$973
Total Gains	-
Balance at September 30, 2025	$973

Warrants

HIPH

On July 17, 2020, the Company purchased 122,039,000 shares, approximately 0.5% ownership, and 1,220,390,000 warrants with an exercise price of $0.001 per share, from HIPH, for an aggregated purchase price of $122,039. During 2021, the Company exercised 232,000,000 of the warrants to purchase 232,000,000 shares of HIPH for the total consideration of $232,000, leaving the balance of outstanding warrants of 988,390,000 at December 31, 2022. The Company did not exercise any warrants during nine months ended September 30, 2026 and the year ended December 31, 2025. We value HIPH warrants under level 3 category through a Black Scholes option pricing model and the fair value of the warrants from HIPH was $973 as of September 30, 2026 and December 31, 2025.

The fair value of the HIPH warrants under level 3 category as of September 30, 2026 and December 31, 2025 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2026	December 31, 2025

Stock Price	$0.0001	$0.0001
Exercise price	$0.001	$0.001
Risk free interest rate	4.62%	4.62%
Annualized volatility	869.4%	869.4%
Dividend Yield	$0.00	$0.00
Year to maturity	3.81	4.56

VEII

On September 6, 2023, the Company received warrants to purchase shares of VEII, a related party listed company. For further details on this transaction, refer to Note 7 - Related Party Transactions, Note Receivable from a Related Party Company. As of September 30, 2026 and December 31, 2025, the fair value of the warrants was $10,949 and $18,301, respectively. The Company did not exercise any warrants during the nine months ended September 30, 2026 and the year ended December 31, 2025.

The fair value of the VEII warrants under level 2 category as of September 30, 2026, and December 31, 2025 was calculated using a Black-Scholes valuation model valued with the following weighted average assumptions:

	September 30, 2026	December 31, 2025

Stock price	$0.0003	$0.0005
Exercise price	$0.1770	$0.1770
Risk free interest rate	7.00%	6.75%
Annualized volatility	510.72%	446.80%
Dividend Yield	$0.00	$0.00
Year to maturity	1.93	2.68

SHRG

On March 20, 2024, EnerSyn Global Inc., entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a (i) Convertible Promissory Note in the amount of $250,000, convertible into 148,810 shares of SHRG’s common stock at the option of ESYN, and (ii) certain warrants exercisable into 148,810 shares of SHRG’s common stock at an exercise price of $1.68 per share, the exercise period of the warrant being five (5) years from the date of the securities purchase agreement, for an aggregate purchase price of $250,000. As of September 30, 2026 and December 31, 2025, the fair value of the warrants in the Company’s consolidated balance sheets was $0 and $12, respectively. The Company deconsolidated ESYN at August 10, 2026.

The fair value of the 148,810 SHRG warrants under level 2 category as of December 31, 2025, was calculated using binomial option pricing model valued with the following weighted average assumptions:

December 31, 2025

Stock price	$0.0230
Exercise price	$1.6800
Risk free interest rate	3.56%
Annualized volatility	390.99%
Dividend Yield	$0.00
Year to maturity	3.21

On March 31, 2025, ESYN entered into a securities purchase agreement with the SHRG, pursuant to which SHRG issued a convertible promissory note to ESYN in the amount of $150,000. This SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at ESYN’s option until maturity three (3) years from the date of the securities purchase agreement. In addition, SHRG granted ESYN warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share. At the time of this filing, ESYN has not converted any of the debt contemplated by the Convertible Note nor exercised any of the warrants. As of September 30, 2026 and December 31, 2025, the fair value of the warrants in the Company’s consolidated balance sheets was $0 and $75, respectively. The Company deconsolidated ESYN at August 10, 2026.

The fair value of the 937,500 SHRG warrants under level 2 category as of December 31, 2025, was calculated using binomial option pricing model valued with the following weighted average assumptions:

December 31, 2025

Stock price	$0.0230
Exercise price	$0.8500
Risk free interest rate	3.49%
Annualized volatility	390.99%
Dividend Yield	$0.00
Year to maturity	2.25

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

During the nine months ended September 30, 2026, the Company reclassified some of “Convertible Loan Receivables – Related Party” from current assets to noncurrent assets in the consolidated balance sheet as of December 31, 2025, based on management’s assessment of the expected holding period. This change in classification had no impact on the Company’s consolidated statements of operations, cash flows, or shareholders’ equity.

12. LEASES

The Company leases offices in Maryland, Singapore, Hong Kong, South Korea, China and Taiwan through leased spaces aggregating approximately 25,000 square feet, under leases expiring on various dates from March 2027 to July 2029. The leases have rental rates ranging from $689 to $10,332 per month. Our total rent expense under these office leases was $125,768 and $184,102 in the three months ended September 30, 2026 and 2025, respectively. Our total rent expense under these office leases was $458,199 and $607,383 in the nine months ended September 30, 2026 and 2025, respectively. The total cash paid for rent under these office leases was $381,008 and $541,072 in the nine months ended September 30, 2026 and 2025, respectively. The following table outlines the details of lease terms:

Office Location	Lease Term as of September 30, 2026
Singapore - AI	August 2026 to August 2029
Singapore – F&B	October 2024 to September 2027
Bethesda, Maryland, USA	April 2024 to March 2027
China - Shop	June 2024 to April 2029
Taiwan - Cafe	May 2024 to October 2027
Hong Kong - Office	February 2025 to January 2028
Hong Kong - Warehouse	May 2026 to April 2028

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) to recognize a right-of-use asset and a lease liability for all the leases with terms greater than twelve months. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities for lease agreements with terms less than 12 months. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As our leases do not provide a readily determinable implicit rates, we estimate our incremental borrowing rates to discount the lease payments based on information available at lease commencement. Our incremental borrowings rates are at a range from 2.59% to 7.22% in 2026 and 2025, which were used as the discount rates. The Company’s weighted-average remaining lease term relating to its operating leases is 2.18 years, with a weighted-average discount rate of 3.48%. The balances of operating lease right-of-use assets and operating lease liabilities as of September 30, 2026 were $707,538 and $978,458, respectively. The balance of operating lease right-of-use assets and operating lease liabilities as of December 31, 2025 were $494,957 and $910,951, respectively.

The table below summarizes future payments due under these leases as of September 30, 2026.

For the Twelve Months Ending September 30:

2027	$551,441
2028	262,199
2029	180,443
Total Minimum Lease Payments	$994,083
Less: Effect of Discounting	(15,625)
Present Value of Future Minimum Lease Payments	978,458
Less: Current Obligations under Leases	(519,295)
Long-term Lease Obligations	$459,163

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

Security Deposits

Our rental-home lease agreements require tenants to provide a one-month security deposits. The property management company collects all security deposits and maintains them in a trust account. The Company also has obligation to refund these deposits to the renters at the time of lease termination. As of September 30, 2026 and December 31, 2025, the security deposits held in the trust account were $278,530 and $293,135, respectively.

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

14. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events and transactions through November 13, 2026, the date that the consolidated financial statements were available to be issued and noted no subsequent events requiring financial statement recognition or disclosure other than noted below:

On October 16, 2026, the Company entered into a loan agreement with DSS pursuant to which the Company lent to DSS $250,000. The loan matures ninety days after the loan closed and bears interest at 1%.

On October 28, 2026, the Company received a letter from The Nasdaq Stock Market LLC indicating that the Company’s common stock had closed below the minimum $1.00 per share bid price requirement for 30 consecutive business days, and that the Company is therefore not in compliance with Nasdaq Listing Rule 5550(a)(2). The notification has no immediate effect on the listing of the Company’s common stock, and the Company has 180 calendar days to regain compliance with the minimum bid price requirement. The Company intends to regain compliance through a 1-for-5 reverse stock split approved by its majority stockholders on October 5, 2026, which had not been effected as of the date these condensed consolidated financial statements were issued.

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

We also currently hold minority ownership interests, including a 36.9% equity interest in American Pacific Financial, Inc., formerly known as American Pacific Bancorp Inc. (“APF”), a 39.4% equity interest in DSS Inc. (“DSS”), an indirect 45.8% equity interest in Value Exchange International Inc. (“VEII”), a 0.5% equity interest in HIPH World Inc. (f.k.a. American Premium Water Corporation and New Electric CV Corporation), a 29% equity interest in Sharing Services Global Corporation (“SHRG”), a 41.5% equity interest in New Energy Asia Pacific Company Limited (“New Energy”), and an 17.0% equity interest in EnerSyn Global Inc. (formerly known as HWH International Inc., “ESYN,” formerly a majority-owned subsidiary of the Company). APF is a financial network holding company. DSS is a multinational company operating businesses with five divisions: product packaging, biotechnology, direct marketing, commercial lending, and securities and investment management. DSS Inc. is listed on the NYSE American (NYSE: DSS). Value Exchange International, Inc. is a provider of information technology services for businesses, and is traded on the OTC Markets. Sharing Services Global Corporation, is a publicly traded company dedicated to building shareholder value by developing or acquiring businesses, products and technologies in the direct selling industry and other industries that augment the Company’s product and services portfolio, business competencies, and geographic reach. Sharing Services Global Corporation is traded on the OTC Markets. New Energy focuses on distributing all-electric versions of special-purpose and transportation vehicles, charging stations and batteries. ESYN is a Nasdaq-listed company that currently operates a food and beverage business but has begun the process of making a strategic pivot into the field of energy development.

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

Recent Developments

Convertible Loans to Sharing Services Global Corp.

On January 15, 2025, ESYN entered into a Loan Agreement (the “1st Loan Agreement”) with SHRG, under which ESYN provided a loan to SHRG in the amount of $150,000. ESYN may convert a portion or all of the outstanding balance due under the loan into shares of SHRG’s common stock at the average closing market price of SHRG stock within the last three (3) days from the date of maturity of the 1st Loan Agreement, January 15, 2026, which was extended to January 15, 2028. The 1st Loan Agreement bears an 8% interest rate.

On March 31, 2025, ESYN entered into a securities purchase agreement with the SHRG, pursuant to which SHRG issued a convertible promissory note to ESYN in the amount of $150,000 (the “6th SHRG Convertible Note”). The 6th SHRG Convertible Note is convertible into SHRG’s common stock at $0.80 per share at ESYN’s option until maturity three (3) years from the date of the securities purchase agreement, March 31, 2028. In addition, SHRG granted ESYN warrants exercisable into 937,500 shares of SHRG’s common stock. The warrants may be exercised for three (3) years from the date of the securities purchase agreement at an exercise price of $0.85 per share, for an aggregate purchase price of $796,875. The 6th SHRG Convertible Note bears an 8% interest rate.

On June 27, 2025, ESYN entered into a securities purchase agreement with SHRG pursuant to which the Company purchased from SHRG a Convertible Promissory Note (the “7th SHRG Convertible Note”) in the amount of $60,000, convertible into 10,000,000 shares of SHRG’s common stock at the option of ESYN for an aggregate purchase price of $60,000, Additionally, upon signing the 7th SHRG Convertible Note, SHRG owed the Company a commitment fee of 8% of the principal amount $4,800 in total, to be paid either in cash or in common stock of SHRG, at the discretion of ESYN. The 7th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity on June 27, 2028.

On September 17, 2025, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “8th SHRG Convertible Note”) in the amount of $70,000, convertible into 11,666,667 shares of SHRG’s common stock at ESYN’s option for an aggregate purchase price of $70,000. The 8th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note. Additionally, upon signing the 8th SHRG Convertible Note, SHRG owed ESYN a commitment fee of 8% of the principal amount, $5,600 in total, to be paid either in cash or in common stock of SHRG, at ESYN’s discretion.

On October 6, 2025, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “9th SHRG Convertible Note”) in the amount of $200,000, convertible into 33,333,333 shares of SHRG’s common stock at ESYN’s option for an aggregate purchase price of $200,000. The 9th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, October 6, 2028. Additionally, upon signing the 9th SHRG Convertible Note, SHRG owed ESYN a commitment fee of 8% of the principal amount, $16,000 in total, to be paid either in cash or in common stock of SHRG, at ESYN’s discretion.

On December 10, 2025, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “10th SHRG Convertible Note”) in the amount of $150,000, convertible into 25,000,000 shares of SHRG’s common stock at ESYN’s option for an aggregate purchase price of $150,000. The 10th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, December 10, 2028. Additionally, upon signing the 10th SHRG Convertible Note, SHRG owed ESYN a commitment fee of 8% of the principal amount, $12,000 in total, to be paid either in cash or in common stock of SHRG, at ESYN’s discretion.

On January 2, 2026, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “11th SHRG Convertible Note”) in the amount of $40,000, convertible into 6,666,667 shares of SHRG’s common stock at ESYN’s option for an aggregate purchase price of $40,000. The 11th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, January 2, 2029. Additionally, upon signing the 11th SHRG Convertible Note, SHRG owed ESYN a commitment fee of 8% of the principal amount, $3,200 in total, to be paid either in cash or in common stock of SHRG, at ESYN’s discretion.

On January 8, 2026, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “12th SHRG Convertible Note”) in the amount of $120,000, convertible into SHRG common stock at $0.006 per share at ESYN’s option. The 12th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, January 8, 2029. Additionally, upon signing the 12th SHRG Convertible Note, SHRG owed ESYN a commitment fee of 8% of the principal amount, $9,600 in total, to be paid either in cash or in common stock of SHRG, at ESYN’s discretion

On February 4, 2026, ESYN entered into a securities purchase agreement with SHRG, pursuant to which ESYN purchased from SHRG a Convertible Promissory Note (the “13th SHRG Convertible Note”) in the amount of $125,000, convertible into SHRG common stock at $0.006 per share at ESYN’s option. The 13th SHRG Convertible Note bears an 8% interest rate and has a scheduled maturity three years from the date of the note, February 4, 2029. Additionally, upon signing the 13th SHRG Convertible Note, SHRG owed ESYN a commitment fee of 8% of the principal amount, $10,000 in total, to be paid either in cash or in common stock of SHRG, at ESYN’s discretion

Following the deconsolidation of ESYN on August 10, 2026, all balances associated with ESYN as of September 30, 2026, were eliminated from the consolidated financial statements.

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

Planned Sale of Shares of Hapi Metaverse Inc. to EnerSyn Global Inc.

On February 5, 2026, the Company entered into agreements with EnerSyn Global Inc., (then) a majority owned subsidiary of the Company. The Company agreed to sell to ESYN 505,341,376 issued and outstanding shares of common stock, par value $0.0001 of Hapi Metaverse Inc. (“Hapi Metaverse”), representing 99.55% of Hapi Metaverse’s outstanding capital, for a purchase price of $19,910,603.00 in the form of a promissory note convertible into newly issued shares of ESYN’s common stock (the “Convertible Note”). Under the terms of the Convertible Note, the Company could convert any outstanding principal and interest into shares of ESYN’s common stock at $1.85 per share for five (5) years.

The Company and its subsidiary ESYN subsequently agreed to terminate the purchase and sale of the Hapi Metaverse Shares, and the agreements contemplating the same, on the terms and subject to the conditions set forth in a Termination Agreement dated May 6, 2026. The management of the Company and ESYN determined that terminating the sale and purchase of the Hapi Metaverse Shares was in the best interests of both parties.

Securities Purchase Agreements with DSS, Inc.

On March 26, 2026, Alset International entered into a securities purchase agreement (“DSS SPA 1”) with DSS, pursuant to which Alset International lent DSS $2,450,000, in exchange for a convertible promissory note (“DSS Note 1”) and warrants to purchase 16,554,055 shares of DSS common stock (“DSS Warrant 1”). DSS Note 1 bears a simple interest rate of 3% per annum. Under the terms of DSS Note 1, Alset International may convert any outstanding principal and interest into shares of DSS common stock at $0.74 per share upon notice prior to maturity of the DSS Note five (5) years from the date of thereof. The DSS Warrants to be issued to Alset International are to purchase up to 16,554,055 shares of DSS common stock at an exercise price of $0.93 per share. DSS Warrant 1 expires on its fifth anniversary.

On June 23, 2026, the Company entered into a securities purchase agreement (“DSS SPA 2”) with DSS pursuant to which the Company loaned DSS $1,000,000, in exchange for a convertible promissory note (“DSS Note 2”) and warrants to purchase 17,777,776 shares of DSS common stock (“DSS Warrant 2”). DSS Note 2 is payable upon demand. DSS Note 2 will bear a simple interest rate of 3% per annum. Under the terms of DSS Note 2, the Company may convert any outstanding principal and interest into shares of DSS common stock at $0.45 per share upon notice prior to maturity of DSS Note 2 five (5) years from the date of thereof. DSS Warrant 2 will be exercisable into up to 17,777,776 shares of DSS common stock at an exercise price of $0.50 per share. DSS Warrant 2 expires on its third anniversary.

DSS SPA 2, DSS Note 2, and DSS Warrant 2 require the approval of DSS’ stockholders, prior to the conversion of the note or exercise of the warrants.

On August 13, 2026, the Company entered into a securities purchase agreement (“DSS SPA 3”) with DSS pursuant to which the Company loaned DSS $600,000, in exchange for a convertible promissory note (“DSS Note 3”) and warrants to purchase 10,666,667 shares of DSS common stock (“DSS Warrant 3”). DSS Note 3 is payable upon demand. DSS Note 3 will bear a simple interest rate of 3% per annum. Under the terms of DSS Note 3, the Company may convert any outstanding principal and interest into shares of DSS common stock at $0.45 per share upon notice prior to maturity of DSS Note 3 five (5) years from the date of thereof. DSS Warrant 3 will be exercisable into up to 10,666,667 shares of DSS common stock at an exercise price of $0.50 per share. DSS Warrant 3 expires on its fifth anniversary.

DSS SPA 3, DSS Note 3, and DSS Warrant 3 require the approval of DSS’ stockholders, prior to the conversion of the note or exercise of the warrants.

On September 15, 2026, the Company entered into a securities purchase agreement (“DSS SPA 4”) with DSS pursuant to which the Company loaned DSS $500,000, in exchange for a convertible promissory note (“DSS Note 4”) and warrants to purchase 8,000,000 shares of DSS common stock (“DSS Warrant 4”). DSS Note 4 is payable upon demand. DSS Note 4 will bear a simple interest rate of 3% per annum. Under the terms of DSS Note 4, the Company may convert any outstanding principal and interest into shares of DSS common stock at $0.50 per share upon notice prior to maturity of DSS Note 4 five (5) years from the date of thereof. DSS Warrant 4 will be exercisable into up to 8,000,000 shares of DSS common stock at an exercise price of $0.55 per share. DSS Warrant 4 expires on its fifth anniversary.

DSS SPA 4, DSS Note 4, and DSS Warrant 4 require the approval of DSS’ stockholders, prior to the conversion of the note or exercise of the warrants.

EnerSyn Global Inc. Change of Control and Deconsolidation

On May 27, 2026, EnerSyn Global Inc., a majority-owned subsidiary of the Company entered into a Securities Purchase Agreement with Smart Dynamics Technology Limited (the “Purchaser”), pursuant to which ESYN agreed to issue and sell (i) 20,000,000 shares of ESYN’s common stock and (ii) warrants to purchase up to 160,000,000 shares of ESYN’s common stock at an exercise price of $0.63 per share, exercisable immediately and expiring on August 10, 2030, for aggregate consideration of $10,000,000. The agreement was amended on June 8, 2026, and the transaction was approved by ESYN’s stockholders on June 12, 2026.

The transaction subsequently closed on August 10, 2026, and ESYN issued the 20,000,000 shares and warrants described above. Following the closing, the Purchaser owned approximately 67.3% of ESYN’s outstanding common stock and became the controlling stockholder of ESYN. Immediately prior to the closing, the Company beneficially owned approximately 50.5% of ESYN’s outstanding common stock.

As a result of the transaction, the Company ceased to have a controlling financial interest in ESYN on August 10, 2026. Although the Company no longer controls ESYN, it continues to exercise significant influence over ESYN and therefore accounts for its retained investment under the equity method, with the fair value option elected in accordance with ASC 825, Financial Instruments.

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

● Our ability to control our operating expenses as we expand each of our businesses and product and service offerings; and

● The effects of public health issues such as a major epidemic or pandemic, including the impact of COVID-19 on the economy and our business.

Results of Operations

Summary of Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

	Three- Months Ended		Nine-months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$938,940	$998,828	$2,908,260	$3,166,093
Operating Expenses	$(5,477,392)	$(3,577,806)	$(11,892,527)	$(12,432,650)
Other Income (Expenses)	$8,901,474	$4,547,503	$2,271,065	$(7,068,004)
Income Tax Expense	$(7,138)	$(4,524)	$(31,183)	$(47,472)
Net Income (Loss)	$4,355,884	$1,964,001	$(6,744,385)	$(16,382,033)

Revenue

The following tables set forth period-over-period changes in revenue for each of our reporting segments:

	Three-months Ended		Change
	September 30, 2026	September 30, 2025	Dollars	Percentage
Real Estate	$716,614	$692,890	$23,724	3%
Digital Transformation Technology	-	151	(151)	-100%
Other	222,326	305,787	(83,461)	-27%
Total Revenue	$938,940	$998,828	$(59,888)	-6%

	Nine-months Ended		Change
	September 30, 2026	September 30, 2025	Dollars	Percentage
Real Estate	$2,167,586	$2,126,737	$40,849	2%
Digital Transformation Technology	-	151	(151)	-100%
Other	740,674	1,039,205	(298,531)	-29%
Total Revenue	$2,908,260	$3,166,093	$(257,833)	-8%

Revenue was $938,940 and $998,828 for the three months ended September 30, 2026 and 2025, respectively. Revenue was $2,908,260 and $3,166,093 for the nine months ended September 30, 2026 and 2025, respectively.

Revenue from rental business was $716,614 and $692,890 in the three months ended September 30, 2026 and 2025, respectively. Revenue from rental business was $2,167,586 and $2,126,737 in the nine months ended September 30, 2026 and 2025, respectively. The Company expects that the revenue from this business will continue to increase as we acquire more rental houses and successfully rent them.

The category described as “Other” includes corporate and financial services, food and beverage business, and new venture businesses. “Other” includes certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions not allocated to the reportable segments from global functional expenses.

The financial services, food and beverage businesses and new venture businesses are small and diversified, and accordingly they are not separately addressed as one independent category. In the three months ended September 30, 2026 and 2025, the revenue from other businesses was $222,326 and $305,938, respectively. In the nine months ended September 30, 2026 and 2025, the revenue from other businesses was $740,674 and $1,039,205, respectively, generated by Korean, Singaporean and Chinese café shops and restaurants.

Cost of Sales and Operating Expenses

The following tables set forth period-over-period changes in cost of sales for each of our reporting segments:

	Three-months Ended		Change
	September 30, 2026	September 30, 2025	Dollars	Percentage
Real Estate	$687,625	$650,329	$37,296	6%
Digital Transformation Technology	-	223	(223)	-100%
Other	132,608	267,007	(134,399)	-50%
Total Cost of Sales	$820,233	$917,559	$(97,326)	-11%

	Nine-months Ended		Change
	September 30, 2026	September 30, 2025	Dollars	Percentage
Real Estate	$1,964,270	$1,905,090	$59,180	3%
Digital Transformation Technology	-	223	(223)	-100%
Other	466,296	1,003,144	(536,848)	-54%
Total Cost of Sales	$2,430,566	$2,908,457	$(477,891)	-16%

Cost of sales decreased from $917,559 in the three months ended September 30, 2025 to $820,233 in the three months ended September 30, 2026. Cost of sales decreased from $2,908,457 in the nine months ended September 30, 2025 to $2,430,566 in the nine months ended September 30, 2026. The decrease in cost of sales is caused by the decrease in cost from F&B business in 2026.

The gross profit increased from $81,269 to $118,707 in the three months ended September 30, 2025 and 2026, respectively. The gross profit increased from $257,636 to $477,694 in the nine months ended September 30, 2025 and 2026, respectively. The increase of gross profit was caused by the decrease in cost of sales in 2026.

The following tables set forth period-over-period changes in operating expenses for each of our reporting segments.

	Three-months Ended		Change
	September 30, 2026	September 30, 2025	Dollars	Percentage
Real Estate	$467,536	$(8,527)	$476,063	-5,583%
Biohealth	1,505,637	44,219	1,461,419	3,305%
Digital Transformation Technology	9,245	125,403	(116,158)	-93%
Other	2,674,741	2,499,152	175,589	7%
Total Operating Expenses	$4,657,159	$2,660,247	$1,996,913	75%

	Nine-months Ended		Change
	September 30, 2026	September 30, 2025	Dollars	Percentage
Real Estate	$1,624,400	$1,369,966	$254,434	19%
Biohealth	1,904,575	446,268	1,458,307	327%
Digital Transformation Technology	82,597	448,809	(366,212)	-82%
Other	5,850,389	7,259,150	(1,408,761)	-19%
Total Operating Expenses	$9,461,961	$9,524,193	$(62,232)	-1%

The decrease of operating expenses in the nine months ended September 30, 2026 compared to the same period of 2025 was mostly caused by the decrease in impairments and bonuses.

Other Income (Expense)

In the three months ended September 30, 2026, the Company had other income of $8,901,474 compared to other income of $4,547,503 in the three months ended September 30, 2025. In the nine months ended September 30, 2026, the Company had other income of $2,271,065 compared to other expense of $7,068,004 in the nine months ended September 30, 2025. Gain on deconsolidation of ESYN and unrealized gain (loss) on securities investment – related party are the primary reasons for the volatility in these two periods. The gain on deconsolidation of ESYN was $6,111,179 in the three and nine months ended September 30, 2026, compared to $0 gain in the three and nine months ended September 30, 2025. The unrealized gain (loss) on securities investment – related party was $4,062,273 and $866,379 in the three months ended September 30, 2026 and 2025, respectively. The unrealized gain on securities investment – related party was $827,537 and $146,714 loss in the nine months ended September 30, 2026 and 2025, respectively.

Net Income (Loss)

In the three months ended September 30, 2026 the Company had net income of $4,355,884 compared to net income of $1,964,001 in the three months ended September 30, 2025. In the nine months ended September 30, 2026, the Company had net loss of $6,744,385 compared to net loss of $16,382,033 in the nine months ended September 30, 2025.

Liquidity and Capital Resources

Our real estate assets have decreased to $28,814,914 as of September 30, 2026 from $29,620,952 as of December 31, 2025. This decrease reflects depreciation expenses on the rental properties.

Our cash has decreased from $25,184,990 as of December 31, 2025 to $9,685,744 as of September 30, 2026. Our liabilities were $6,923,965 at December 31, 2025 and $6,899,142 at September 30, 2026. Our total assets have increased to $137,301,462 as of September 30, 2026 from $136,587,114 as of December 31, 2025 mainly due to increase in value of investment securities.

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

The management believes that the available cash in bank accounts, favorable cash revenue from real estate projects and approximately $11.8 million invested in trading securities, which can be readily converted into cash as needed, are sufficient to fund our operations for at least the next twelve months from the filing of this Form 10-Q.

Summary of Cash Flows for the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended
	2026	2025
Net cash used in operating activities	$(9,610,976)	$(5,491,443)
Net cash (used in) provided by investing activities	$(5,841,964)	$614,518
Net cash (used in) provided by financing activities	$(516,122)	$1,997,810

Cash Flows from Operating Activities

Net cash used in operating activities was $9,610,976 in the nine months ended September 30, 2026, as compared to net cash used in operating activities of $5,491,443 in the same period of 2025. Paying off payables and purchasing trading securities was the main reason for the cash used in operating activities in 2026 and 2025.

Cash Flows from Investing Activities

Net cash provided by investing activities was $614,518 in the nine months ended September 30, 2025, compared to net cash used of $5,841,964 in the nine months ended September 30, 2026. In the nine months ended September 30, 2026, the Company issued $5,676,765 in loans to related parties, issued $105,794 in loans receivable, spent $108,071 to purchase fixed assets and $14,858 to purchase security investment, and lost $886,871 at deconsolidation of ESYN. At the same time, we received $70,157 from repayment of related party loan, $781,604 from repayment of loan receivable and $98,634 from the sale of securities of a related party. In the nine months ended September 30, 2025, the Company issued $1,918,240 in loans to related parties and spent $205,851 to purchase fixed assets and $40,000 to purchase security investment. At the same time, we received $109,076 as repayment of loan receivable, $56,390 from repayment of related party loan and $2,613,143 from the sale of securities of a related party.

Cash Flows from Financing Activities

Net cash used in financing activities was $516,122 in the nine months ended September 30, 2026, compared to net cash provided of $1,997,810 in the nine months ended September 30, 2025. The cash used in financing activities in the nine months ended September 30, 2026 was for repayment of note payable of $520,938. At the same time the Company borrowed $4,816 from a note payable. The cash provided by financing activities in the first nine months of 2025 was from proceeds from issuing common stock of $2,614,983. In that same period, the Company repaid $275,374 of note payable, repurchased its own stock for $420,273 and borrowed $78,474 from commercial loan.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2026 or the year ended December 31, 2025. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

Impact of Foreign Exchange Rates

The effect of foreign exchange rate changes on the intercompany loans (under ASC 830), which mostly consist of loans from Singapore to the United States and which were approximately $30 million and $30 million on September 30, 2026 and December 31, 2025, respectively, are the reason for the significant fluctuation of foreign currency transaction Gain or Loss on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss. Because the intercompany loan balances between Singapore and United States will remain at approximately $30 million over the next year, we expect this fluctuation of foreign exchange rates to still significantly impact the results of operations in 2026, especially given that the foreign exchange rate may and is expected to be volatile. If the amount of intercompany loan is lowered in the future, the effect will be reduced. However, at this moment, we do not expect to repay the intercompany loans in the short term.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including our Chief Executive Officers and Chief Financial Officers, concluded that our disclosure controls and procedures are not effective as of September 30, 2026 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officers and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in the Company’s Internal Controls Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Not applicable.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit Number	Description

10.1	Securities Purchase Agreement, between Alset Inc. and DSS, Inc., dated as of September 15, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2026.
10.2	Form of Convertible Promissory Note, between Alset Inc. and DSS, Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2026.
10.3	Form of Common Stock Purchase Warrant of DSS, Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2026.
31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1b*	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2a*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2b*	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of the Chief Executive Officer and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALSET INC.

November 13, 2026	By:	/s/ Chan Heng Fai
Chan Heng Fai
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

November 13, 2026	By:	/s/ Chan Tung Moe
Chan Tung Moe
Co-Chief Executive Officer
(Principal Executive Officer)

November 13, 2026	By:	/s/ Rongguo Wei
Rongguo Wei
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

November 13, 2026	By:	/s/ Lui Wai Leung Alan
Lui Wai Leung Alan
Co-Chief Financial Officer
(Principal Financial and Accounting Officer)

